Form 10-K
period 1993-11-30
HARTMARX CORP/DE
filed 1994-02-28
CIK 723371

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1993

                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                         COMMISSION FILE NUMBER 1-8501

                              HARTMARX CORPORATION

         A DELAWARE CORPORATION               IRS EMPLOYER NO. 36-3217140

                101 NORTH WACKER DRIVE, CHICAGO, ILLINOIS 60606
                          TELEPHONE NO.: 312/372-6300

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                             ON WHICH REGISTERED
         -------------------                            ---------------------
Common Stock $2.50 par value per share                 New York Stock Exchange
                                                       Chicago Stock Exchange
Preferred Stock Purchase Rights                        New York Stock Exchange
                                                       Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

  On February 16, 1994, 31,997,182 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was $198,863,000.

  Certain portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held April 14, 1994, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM NO.                                                                  PAGE
 --------                                                                  ----
 PART I
  1   Business...........................................................    1
  2   Properties.........................................................    4
  3   Legal Proceedings..................................................    5
  4   Submission of Matters to a Vote of Security Holders................    7
      Executive Officers of the Registrant...............................    7
 PART II
      Market for Registrant's Common Equity and Related Stockholder
  5    Matters...........................................................    7
  6   Selected Financial Data............................................    8
      Management's Discussion and Analysis of Financial Condition and
  7    Results of Operations.............................................    8
  8   Financial Statements and Supplementary Data........................   16
      Changes in and Disagreements with Accountants on Accounting and
  9    Financial Disclosure..............................................   35
 PART III
 10   Directors and Executive Officers of the Registrant.................   35
 11   Executive Compensation.............................................   35
 12   Security Ownership of Certain Beneficial Owners and Management.....   35
 13   Certain Relationships and Related Transactions.....................   36
 PART IV
 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K....   36

                                     PART I

ITEM 1--BUSINESS

 General and Operating Segments

  Hartmarx Corporation functions essentially as a holding company, overseeing its various operating companies and providing them with resources and services in the financial, administrative, legal, human resources, advertising, and other areas. The operating subsidiaries are separate profit centers. Their respective managements have responsibility for optimum use of the capital invested in them and for planning their growth and development in coordination with the strategic plans of Hartmarx and the other operating entities (collectively, the "Company").

  Established in 1872, the Company is the largest manufacturer and marketer of men's suits, sportcoats and slacks ("men's tailored clothing") in the United States. From this established position, Hartmarx has diversified into men's sportswear and women's career apparel and sportswear.

  Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Kuppenheimer(R), Racquet Club(R) and Barrie Pace(R) and under license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Austin Reed(R), Gieves & Hawkes(R), KM by Krizia(TM), MM by Krizia(TM), Henry Grethel(R), Karl Lagerfeld(R), Nino Cerruti(R), Pierre Cardin(R) and Fumagalli's(R). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 35 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 14 countries outside the United States. Additionally, the Company has commenced direct marketing in Europe and Asia, selling golf wear in these markets through distributors in 17 countries.

  In 1992, the Company implemented a comprehensive operational and financial restructuring (the "Restructuring") to refocus its business operations around its profitable core wholesale men's apparel franchise and to restructure its balance sheet. The operational aspects of the Restructuring included the sale of Hartmarx Specialty Stores, Inc. ("HSSI"), the Company's principal retail unit; the discontinuance of its Country Miss retail and manufacturing operations; the closing of certain Kuppenheimer retail stores not achieving minimum profitability requirements; the reduction of production capacity which was no longer required to support reduced retail operations; and the sale or closing of non-strategic manufacturing businesses which manufactured outerwear and military and commercial uniforms. The total sales for fiscal 1992 for all of the businesses and operations sold or discontinued in conjunction with the Restructuring was approximately $365 million. The Company's financial statements for fiscal 1992 include restructuring charges of $191 million. As part of the Restructuring, the Company's borrowing facilities were consolidated and extended in maturity, a $35 million seasonal borrowing facility was added and shares of its common stock and a warrant to purchase its common stock were sold for $30 million.

  The Company's operations can be categorized within two operating segments-- wholesale and direct-to-consumer. The wholesale segment comprises the Men's Apparel Group ("MAG") and International Women's Apparel ("IWA") businesses; the direct-to-consumer segment consists principally of the Kuppenheimer and Barrie Pace Ltd. ("Barrie Pace") businesses. The Operating Segment Information on pages 34 and 35 of this Form 10-K further describes the Company's wholesale and direct-to-consumer operations.

 Products Produced and Services Rendered

  The Company's merchandising strategy is to market a wide selection of men's tailored clothing and sportswear and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. In 1993, the Company's business units that primarily manufacture men's tailored clothing represented approximately 66% of the Company's sales. Those business units that primarily manufacture men's sportswear and slacks represented approximately 27% of consolidated sales and women's apparel represented approximately 7% of consolidated sales.

  As a vertically integrated manufacturer and marketer, the Company is responsible for the designing, manufacturing and sourcing of its apparel. Substantially all of its men's tailored clothing is manufactured in its own factories, all of which are located in the United States. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, in accordance with Company specifications and production schedules.

  The Company's largest operating group, MAG, designs, manufactures and markets on a wholesale basis substantially all of the Company's men's tailored clothing through its Hart Schaffner & Marx ("HSM"), Hickey-Freeman and Intercontinental Branded Apparel business units. Slacks and sportswear are manufactured and marketed principally through the Trans-Apparel Group, Biltwell and Bobby Jones business units. Kuppenheimer is the Company's vertically integrated, factory-direct-to-consumer business. Kuppenheimer manufactures substantially all of its tailored clothing in Company-owned facilities and sells these products exclusively through Kuppenheimer operated stores. Kuppenheimer also offers men's furnishings and sportswear purchased from other manufacturers. The Women's Apparel Group is comprised of Barrie Pace, a direct mail company that offers a wide range of apparel and accessories to the business and professional woman, and IWA, which designs and sources women's career apparel and sportswear for sale to department and specialty stores under owned and licensed brand names. The Barrie Pace women's catalog features branded products, purchased from both affiliated and unaffiliated sources.

  At January 31, 1994, the Company operated 132 direct-to-consumer stores in the United States selling apparel primarily manufactured by the Company, as well as products purchased from unaffiliated sources. The shipment of products manufactured by the Company to its owned stores is excluded from consolidated sales. Kuppenheimer's 115 stores reflect the closing of 54 poor performing stores related to the Restructuring. Seventeen Sansabelt shops are operated by the Trans-Apparel Group, primarily carrying merchandise it manufactures.

 Sources and Availability of Raw Materials

  Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 25% of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for 48% of the Company's total fabric requirements in fiscal 1993. No other supplier accounts for over 6% of the Company's total raw material requirements. As is customary in its industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

  Product lines are developed primarily for two major selling seasons, spring and fall, with smaller lines for the holiday season. The majority of the Company's products are purchased by its customers on an advance order basis, five to seven months prior to shipment. Seasonal commitments for a portion of the expected requirements are made approximately three to five months in advance of the customer order. Certain of the Company's businesses maintain in-stock inventory programs on selected product styles giving customers the capability to order electronically with resulting shipment within 24 to 48 hours. Programs with selected fabric suppliers provide for availability to support in-stock marketing programs. The normal production process from fabric cutting to finished production is five to six weeks for tailored suits and sportcoats and three to four weeks for tailored slacks. A substantial portion of sportswear and women's apparel is produced from Company designs utilizing unaffiliated contractors.

 Competition and Customers

  The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing as well as men's slacks with expected retail prices over $50. However, its retail sales of apparel directly to the end consumer do not represent a significant percentage of total retail apparel sales. The Company's customers include major United States department and specialty stores (certain of which are under common ownership and control), mass merchandisers, value-oriented retailers and direct mail companies. The Company's largest customer, Dillard Department Stores, represented approximately 12% of 1993 consolidated sales. No other customer exceeded 7% of net sales.

 Research and Patents

  In the apparel industry, new product development is directed primarily towards new fashion and design changes and does not require significant expenditures for research. The Company's fixed assets include expenditures for new equipment developed by others. The Company does not spend material amounts on research activities relating to the development of new equipment.

 Conditions Affecting the Environment

  Regulations relating to the protection of the environment have not had a significant effect on capital expenditures, earnings or the competitive position of the Company. The making of apparel is not energy intensive and the Company is not engaged in producing fibers or fabrics.

 Employees

  The Company presently has approximately 11,200 employees, of whom approximately 85% are employed in manufacturing-wholesale and 15% in the direct-to-consumer businesses. Most of the men's apparel employees engaged in manufacturing and distribution activities are covered by union contracts with the Amalgamated Clothing and Textile Workers Union; a small number of the women's apparel and direct-to-consumer employees are covered by other union contracts. The Company considers its employee relations to be satisfactory.

 Seasonality

  The men's tailored clothing business has two principal selling seasons, spring and fall. Additional lines for the summer and holiday seasons are marketed in men's and women's sportswear. Men's tailored clothing, especially at higher price points, generally tends to be less sensitive to frequent shifts in fashion trends, economic conditions and weather, as compared to men's sportswear or women's career apparel and sportswear. While there is typically little seasonality to the Company's sales on a quarterly basis, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the distribution of sales across retail trade channels and overall product mix between traditional and fashion merchandise.

  The Company generally receives orders from its wholesale customers approximately five to seven months prior to shipment. Some of the Company's operating groups also routinely maintain in-stock positions of selected inventory in order to fulfill customer orders on a quick response basis. A summary of the order and delivery cycle for the Company's two primary selling seasons is illustrated below:

                             ADVANCE ORDER
      MERCHANDISE SEASON        PERIOD               DELIVERY PERIOD
      ------------------     -------------           ---------------
        Fall               December to March         June to October
                                               (primarily July and August)
        Spring             June to September        December to March
                                             (primarily January and February)

  The Company's borrowing needs are typically lowest in July and January. Financing requirements begin to rise as inventory levels increase in anticipation of the spring and fall advance order shipping periods. Borrowings reach their highest levels in April and October, just prior to the collection of receivables from men's tailored clothing advance order shipments. Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 60 days from the date of shipment. With respect to the tailored clothing advance order shipments, customary industry trade terms are 60 days from the seasonal billing dates of February 15 and August 15.

ITEM 2--PROPERTIES

  The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                         APPROXIMATE                                         EXPIRATION
                         FLOOR AREA                                           DATE OF
                          IN SQUARE                                           MATERIAL
LOCATION                    FEET     PRINCIPAL USE                             LEASES
- --------                 ----------- -------------                           ----------
Anniston, AL............    76,000   Manufacturing                              1994
Buffalo, NY.............   115,000   Manufacturing                               *
Buffalo, NY.............   280,000   Office; manufacturing; warehousing         1998
Cape Girardeau, MO......   171,000   Manufacturing; warehousing                  *
Chaffee, MO.............    78,000   Manufacturing; warehousing                 1994
Chicago, IL.............   112,000   Executive and operating company offices    1996
Chicago, IL.............   313,000   Manufacturing                               *
Des Plaines, IL.........   361,000   Manufacturing; warehousing                  *
Easton, PA..............   220,000   Office; warehousing                         *
Elizabethtown, KY.......    54,000   Manufacturing                               *
Farmington, MO..........    65,000   Warehousing                                 *
Farmington, MO..........    75,000   Manufacturing                              1999
Loganville, GA..........   179,000   Office; manufacturing; warehousing          *
Michigan City, IN (2
 locations).............   420,000   Office; manufacturing; warehousing          *
New York, NY............    93,000   Sales offices/showrooms                    1995
Norcross, GA............    59,000   Office                                     1998
Rector, AR..............    52,000   Manufacturing                               *
Rochester, NY...........   223,000   Office; manufacturing; warehousing          *
Rochester, NY...........    51,000   Warehousing                                1997
St. Louis, MO (2
 locations).............    88,000   Office; manufacturing                      2000
Whiteville, NC..........   105,000   Manufacturing                               *
Winchester, KY..........    92,000   Manufacturing                               *

- --------
*Properties owned by the Registrant

  The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production.

  Substantially all of the Company's retail stores occupy leased premises. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on pages 28 and 29 of this Form 10-K.

ITEM 3--LEGAL PROCEEDINGS

  Dior Proceedings. In 1989, HSM and Christian Dior-New York, Inc. ("Dior") were adverse parties in various lawsuits filed in the Circuit Court of Cook County, Illinois, (the "Circuit Court") arising out of a Trademark License Agreement under which HSM manufactured and sold apparel products bearing Dior's trademark(s). These lawsuits were eventually settled and dismissed; however, the settlement agreement among the parties has been the subject of an unfavorable award against HSM in a subsequent arbitration proceeding and lawsuit which is currently being appealed. In addition, HSM has initiated a separate arbitration proceeding against Dior. It is the opinion of management that neither matter will have a material effect on the Company's business or financial condition.

  Spillyards Litigation. In September 1992, David Spillyards, represented to be the holder of approximately 1,800 shares of common stock of the Company, filed a class action complaint in the Circuit Court of Cook County, Illinois, against the Company, its directors and former director Harvey A. Weinberg. The complaint claimed that the Company's directors breached certain duties owed to the Company's shareholders and sought certification as a class action, the appointment of Mr. Spillyards' counsel as class counsel and related damages. The complaint, which also included a derivative action, alleged that the purpose of the sale of the Company's principal retail unit, HSSI, to HSSA Group, Ltd. ("HSSA"), was to benefit Mr. Weinberg (who was also alleged to have been a director of the Company at the time of the announcement of the sale). The complaint was subsequently amended to include additional allegations pertaining to the ultimate sale of 5,714,286 shares of common stock of the Company and a three-year warrant for 1,649,600 shares of common stock of the Company to Traco (the "Traco Agreement"). The complaint, as amended, was dismissed on November 30, 1992 and Mr. Spillyards was given permission by the Court to file another amended complaint, which was filed on December 28, 1992 (the "Second Amended Complaint"). The Second Amended Complaint, denominated as a class action and derivative complaint, again challenged certain aspects of the Traco Agreement and alleged that the Company made certain misleading representations in its July 17, 1991 prospectus. After the Company's motion to dismiss the Second Amended Complaint was granted on June 24, 1993, Mr. Spillyards filed a Third Amended Complaint (purportedly asserting new issues regarding the Traco Agreement), which was again dismissed on September 29, 1993. Mr. Spillyards filed notice of appeals with the Illinois Appellate Court on October 29, 1993 and December 23, 1993. The appeals were consolidated by court order on February 8, 1994.

  HSSI Matters. On September 18, 1992, the Company sold the common stock of HSSI (the "HSSI Stock") to HSSA, for a promissory note in the principal amount of $43 million due September 18, 1994 (the "HSSA Note"), which was subject to adjustment based on inventories to be taken after the closing and was subsequently adjusted to $35 million. Pursuant to a Stock Pledge Agreement (the "Pledge Agreement"), the HSSA Note was secured by a pledge of the HSSI Stock and HSSI also guaranteed the obligations of HSSA under the HSSA Note. The Company believes that HSSA is 100% owned by the three sons of the sole shareholders of Maurice L. Rothschild & Co. ("MLR") and at least one of the shareholders of HSSA is also a director of MLR.

  On November 23, 1993, after the Company determined that certain obligations under the HSSA Note and related documents had been breached, the Company exercised certain of its rights under the Pledge Agreement to, among other things, cause the HSSI Stock to be voted to elect a new Board of Directors.

  On November 23, 1993 and December 2, 1993, HSSI filed complaints against MLR in the Circuit Court, seeking (i) to enjoin MLR from foreclosing under an inventory credit agreement between HSSI and MLR pursuant to which MLR provided credit support to HSSI, (ii) over $4 million in compensatory damages and

(iii) $30 million in punitive damages for, among other things, breach of contract and conversion. On January 28, 1994, both of these actions were removed by MLR to federal court to be administered in the HSSI Chapter 11 case.

  On November 29, 1993, HSSA filed a complaint for declaratory and preliminary and permanent injunctive relief against the Company in the Circuit Court, seeking an order declaring, among other things, that HSSA is and remains the owner of HSSI. The complaint alleges that the Company improperly and wrongfully seized ownership of HSSI. HSSA's request for a temporary restraining order in this regard was denied and the case remains before the Circuit Court. On January 24, 1994, HSSA was granted leave, subject to pending objections, to file an amended complaint. The amended complaint seeks actual damages in an unspecified amount and punitive damages of at least $10 million for, among other things, breach of contract, tortious interference with contract and conversion. The Circuit Court has reserved ruling on the propriety of the filing of the amended complaint. Primarily, these theories of liability are based on claims that the Company unilaterally and wrongfully took the HSSI Stock in the absence of an event of default and in the absence of any notice to HSSA and failed to dispose of the HSSI Stock in a commercially reasonable manner, all in breach of the Company's obligations under the HSSA Note, the Stock Purchase Agreement, the Pledge Agreement and Part 5 of Article 9 of the Illinois Commercial Code.

  On December 3, 1993, HSM and certain other subsidiaries of the Company filed a complaint against MLR in the Circuit Court seeking damages for goods sold pursuant to orders of MLR for shipment to HSSI and other retailers to which MLR provides credit support.

  On December 21, 1993, HSSI and 25 affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court").

  On January 19, 1994, the Company filed a complaint against the directors of HSSA in the Circuit Court seeking damages for wrongfully causing HSSI to make distributions, returns of capital and compensation and other payments to principals of HSSA in violation of the HSSA Note.

  On January 24, 1994, HSSI filed a complaint in the Bankruptcy Court against MLR which included many of the claims asserted in the Circuit Court case described above and which additionally seeks (i) to equitably subordinate the claim asserted by MLR in HSSI's bankruptcy case and (ii) monetary damages from the former directors of HSSI and related parties for breach of fiduciary duty. Also on January 24, 1994, MLR filed a complaint (which was amended on February 4, 1994) against the Company and six subsidiaries, among others, in the Circuit Court seeking actual damages of $19 million and punitive damages of over $100 million for tortious interference with contract and interference with prospective economic advantage. These theories of liability are based, in part, on claims that no default existed under the HSSA Note and that the subsequent sale of the HSSI Stock was improper because the Company did not give notice of the time or location of the sale of the HSSI Stock. MLR further alleges that counsel for the Company conceded in the hearing on HSSA's unsuccessful attempt to obtain a temporary restraining order that HSSA was entitled to such notice.

  On February 4, 1994, MLR filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and filed an adversary proceeding against the Company to recover a payment of approximately $4.8 million to the Company as a voidable preference under the Bankruptcy Code. The preference action was dismissed without prejudice on February 10, 1994.

  After consultation with counsel, management of the Company believes that the Company has meritorious defenses to the actions against the Company referred to above and that such actions will not have a material adverse effect on the Company's business or financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

 Executive Officers of the Registrant

  Each of the executive officers of the Registrant listed below has served the Registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Mr. Rueckel. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                                 YEARS
                                                                  OF    ELECTED
                                                                SERVICE    TO
                                                                 WITH   PRESENT
          NAME                        POSITION              AGE COMPANY POSITION
          ----                        --------              --- ------- --------
Elbert O. Hand.......... Chairman and                        54    29     1992
                         Chief Executive Officer
                         (Director since 1984)
Homi B. Patel........... President and                       44    14     1993
                         Chief Operating Officer
                         (Director since January, 1994)
Wallace L. Rueckel...... Executive Vice President and        49     1     1993
                         Chief Financial Officer
Carey M. Stein.......... Executive Vice President,           46    16     1993
                         Secretary and General Counsel
                         and Chief Administrative Officer
Glenn R. Morgan......... Senior Vice President               46    14     1993
                         and Controller,
                         Chief Accounting Officer
Frank A. Brenner........ Vice President, Marketing Services  65    25     1983
James E. Condon......... Vice President and Treasurer        43    16     1986
Linda J. Valentine...... Vice President, Compensation        43    13     1993
                         and Benefits
Kenneth A. Hoffman...... President--Men's Apparel Group      50    26     1991

  Wallace L. Rueckel became Executive Vice President and Chief Financial Officer in March 1993. Prior to joining the Company, he served as a key financial officer at Guardian Industries and its affiliates for nine years. Mr. Stein is presently on a medical leave of absence from the Company.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Hartmarx common shares are traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three years were as follows:

                                            1991          1992          1993
                                       -------------- ------------- ------------
                                        HIGH    LOW    HIGH   LOW   HIGH   LOW
                                       ------- ------ ------ ------ ----- ------
First Quarter......................... $ 9.875 $6.625 $8.625 $6.25  $8.25 $5.375
Second Quarter........................  13.25   9.625  7.00   5.50   7.25  5.75
Third Quarter.........................  12.375  7.50   6.625  4.875  6.75  5.125
Fourth Quarter........................   9.00   7.00   5.75   3.00   7.75  5.75

  The most recent quarterly dividend paid was in November, 1991, in the amount of $.15 per share. Cash dividends may not be declared or paid during the term of the Company's current financing agreements. The current financing agreements also include various restrictive covenants pertaining to capital expenditures, asset sales, operating leases, minimum working capital and current ratio, debt leverage, consolidated tangible net worth, earnings before interest, taxes, depreciation and amortization, and interest coverage. The Company is prohibited from purchasing or redeeming its stock, warrants, rights or options, or from making certain acquisitions, without lender consent. Consolidated tangible net worth at November 30, 1993, as defined, was approximately $130 million compared to the minimum required level of $107 million. The ratio of consolidated funded indebtedness to consolidated tangible net worth, as defined, was 1.8 compared to the maximum permitted ratio of 2.7.

  As of February 16, 1994, there were approximately 7,400 stockholders of its $2.50 par value common stock. The number of stockholders was estimated by adding the number of registered holders furnished by the Company's registrar and the number of participants in the Hartmarx Employee Stock Ownership Plan.

ITEM 6--SELECTED FINANCIAL DATA

  The following table summarizes data from the Company's annual financial statements for the years 1989 through 1993 and the notes thereto; the Company's complete annual financial statements and notes thereto for fiscal 1993 are on pages 18 through 35 of this Form 10-K.

IN THOUSANDS/FOR YEARS       1989          1990        1991        1992       1993
ENDED NOVEMBER 30         ----------    ----------  ----------  ----------  --------
Net sales...............  $1,296,993    $1,295,840  $1,215,310  $1,053,949  $731,980
Gross profit............     514,412       489,603     434,007     350,304   226,801
Earnings (loss) before
 interest, taxes,
 restructuring and
 retail consolidation
 charges................      56,193        11,742     (22,702)    (14,915)   29,279
Earnings (loss) before
 interest, taxes,
 depreciation and
 amortization...........      87,231       (30,639)     (2,393)   (178,768)   43,386
Earnings (loss) before
 interest and taxes.....      56,193       (65,858)    (36,202)   (205,715)   29,279
Interest expense........      28,418        28,952      23,793      21,135    22,869
Earnings (loss) before
 taxes..................      27,775       (94,810)    (59,995)   (226,850)    6,410
Tax provision (benefit).      10,365       (33,265)    (21,630)     (6,605)      190
Net earnings (loss).....      17,410       (61,545)    (38,365)   (220,245)    6,220
Net earnings (loss) per
 common share
 equivalent.............         .89         (3.11)      (1.74)      (8.59)      .20
Cash dividends per
 share..................       1.17 1/2        .90         .60         --        --
Average number of common
 shares and equivalents.      19,567        19,786      22,056      25,629    31,375
IN THOUSANDS/AT NOVEMBER
30
Accounts receivable.....  $  210,555    $  132,719  $  134,748  $  159,772  $120,442
Inventories.............     473,999       409,599     404,995     216,751   193,818
Working capital.........     420,799       334,888     231,290     236,952   249,017
Net properties..........     192,802       172,470     149,656      66,846    56,477
Total assets............     907,965       762,167     739,848     511,959   405,111
Long term debt..........     270,969       226,623     105,498     248,713   207,416
Total debt..............     376,216       288,130     285,649     314,602   233,113
Shareholders' equity....     360,134       292,538     287,008      70,425   108,997
Equity per share........       18.37         14.60       11.32        2.72      3.41

  Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing, Sale of Receivables, Taxes on Earnings and Restructuring and Retail Consolidation Charges footnotes to the consolidated financial statements provide additional information relating to the comparability of the information presented above.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Fiscal 1993 results reflect the strengthening of the Company's financial condition as a result of the Restructuring commenced in 1992, which refocused the Company's business operations around its profitable core wholesale men's apparel franchise and restructured its balance sheet. See "Business--General and

Operating Segments." The Company's continuing businesses currently comprise:
(i) MAG, which designs, manufactures and markets men's tailored clothing, on a wholesale basis, principally through its HSM, Intercontinental Branded Apparel and Hickey-Freeman business units, and slacks and sportswear, principally through its Trans-Apparel Group, Biltwell and Bobby Jones business units; (ii) Kuppenheimer, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing whose products are sold, along with related apparel procured from unaffiliated third parties, exclusively through Kuppenheimer operated retail stores; and (iii) Women's Apparel Group, comprised of Barrie Pace, a direct mail business offering a wide range of apparel and accessories to the business and professional woman through its catalogs, and IWA, which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names. For financial reporting purposes, the Company's business units are identified as the wholesale segment, which principally consists of MAG and IWA, and the direct-to-consumer ("consumer") segment, which is principally comprised of Kuppenheimer and Barrie Pace.

RESULTS OF OPERATIONS

  Consolidated 1993 sales were $732.0 million compared to $1.054 billion in 1992 and $1.215 billion in 1991. The 1993 sales decline of 30.5% compared to 1992 and the 13.3% decrease in 1992 compared to 1991 were substantially attributable to the disposition or discontinuance of various businesses as a result of the Restructuring. Over this period, sales of the Company's continuing businesses experienced small increases, principally related to the start-up of IWA and growth at Barrie Pace and in men's tailored clothing (excluding the sales of the Company's continuing businesses to HSSI.)

  Consolidated 1993 pre-tax income was $6.4 million compared to pre-tax losses of $226.9 million in 1992 and $60.0 million in 1991. Results for 1992 reflected, in addition to $190.8 million of restructuring charges, the aggregate operating losses associated with businesses sold or discontinued in connection with the Restructuring. Results for 1991 included a $13.5 million pre-tax charge taken to consolidate the Company's retail operations. Over this period, pre-tax earnings for the Company's continuing businesses showed a small improvement, principally related to reductions in corporate expenses. Net income for 1993 was $6.2 million or $.20 per share and reflected an effective tax rate of 3.0%. As discussed below, the Company's deferred tax assets include significant operating loss carryforwards available to offset future taxable income, which are substantially offset by valuation allowances due to uncertainties associated with the realization of such tax benefits. The net loss for 1992 was $220.2 million or $8.59 per share, which reflected a tax benefit of 2.9%. The net loss of $38.4 million or $1.74 per share in 1991 reflected a full tax benefit of 36.1%.

  Wholesale and Consumer Segments. Wholesale segment sales, which represent products manufactured by the Company and sold to unaffiliated retailers for resale to consumers, were $567 million in 1993, $592 million in 1992 and $578 million in 1991. The 4.2% decrease in 1993 as compared to 1992 was substantially attributable to the sale or closing of non-strategic manufacturing businesses which manufactured outerwear and commercial and military uniforms. This decrease in sales was partially offset by a slight increase in sales of the Company's continuing businesses and by $37 million of sales to HSSI being reflected in consolidated sales in 1993 compared to $18 million in 1992 which represented only those sales to HSSI subsequent to the Company's disposition of HSSI in September 1992. Prior to this disposition, sales to HSSI were considered intercompany and not reflected in consolidated sales. In 1992, such intercompany sales to HSSI were over $50 million. The 2.5% increase in wholesale segment sales in 1992 over 1991 was principally attributable to the introduction of new women's apparel brands and a slight increase in men's apparel sales, which were attributable to $18 million of sales to HSSI subsequent to its disposition by the Company. As a result of the Restructuring, the percentage of wholesale segment sales to consolidated sales increased to 77.5% in 1993 as compared to 56.2% in 1992 and 47.6% in 1991.

  Also as a result of the Restructuring, sales in the consumer segment (identified for reporting purposes in prior years as the retail segment) declined to $165 million in 1993 from $462 million in 1992 and $637 million in 1991, and, as a result, represented 22.5% of consolidated sales in 1993 compared to 43.8% in 1992 and 52.4% in 1991. The consumer segment was principally comprised of the Kuppenheimer and Barrie Pace businesses during 1993. The consumer segment in 1992 and 1991 also included HSSI and the operations of the Old Mill stores. The 64.3% decrease in 1993 compared to 1992 and the 27.6% reduction in 1992 compared to 1991 were substantially attributable to the disposition of HSSI and discontinuance of the Old Mill stores as part of the Restructuring. Barrie Pace continued to experience sales increases during this period. Kuppenheimer's full year comparable store sales declined 6% in 1993, 5% in 1992 and 4% in 1991. Consumer segment sales for 1992 reflected declines in comparable store sales at HSSI and Country Miss, prior to the sale or discontinuance of the stores, of approximately 13% and 9%, respectively. Consumer segment sales as a percentage of total sales are expected to decline further in the future, reflecting fewer Kuppenheimer stores as a result of the Restructuring and the Company's emphasis on its wholesale businesses.

  Wholesale segment earnings before interest and taxes, which include the manufacturing gross margin on products sold to unaffiliated retailers, were $37 million in 1993, $25 million in 1992 and $27 million in 1991. Men's tailored clothing represented a substantial portion of segment earnings in each year. Wholesale segment earnings for 1992 included an $8 million restructuring charge associated with discontinued businesses. The remaining 1993 increase compared to 1992 was principally attributable to improvements within the slacks and sportswear businesses. Also, the operating losses associated with women's wholesale apparel were reduced in each year.

  Consumer segment earnings before interest and taxes include the gross margin between retail selling price and cost associated with products manufactured by the Company and products purchased from unaffiliated sources. Consumer segment earnings were $2.5 million in 1993 compared to losses of $199 million in 1992 and $41 million in 1991. Segment results for 1993 include earnings in the Barrie Pace catalog business, partially offset by an operating loss at Kuppenheimer, which was principally attributable to its lower comparable store sales. Consumer segment results include $168 million in restructuring charges in 1992 and a $13.5 million provision associated with the consolidation of retail operations in 1991, actions which followed previous programs to improve retail operations through selective store closings and expense reductions. In addition to the non-recurring charges described above, additional factors contributing to the consumer segment losses in 1992 and 1991 were lower comparable store sales, high markdowns relative to sales and certain occupancy and administrative costs which did not decrease proportionately with the lower sales.

  Gross Margins. The consolidated gross margin percentage of sales was 31.0% in 1993, 33.2% in 1992 and 35.7% in 1991, a decline which primarily resulted from the Company's change in business mix as a result of the Restructuring. Wholesale sales generally produce a lower gross margin ratio to sales (and lower selling, administrative and occupancy expenses) compared to the consumer segment and represented 77.5% of consolidated sales in 1993 compared to 56.2% in 1992 and 47.6% in 1991. The percentage of wholesale sales to total sales is expected to increase in 1994 due to fewer stores operated by Kuppenheimer. While the consolidated ratio of gross margin to sales declined in 1993 compared to 1992, gross margin in both the wholesale and consumer segments improved compared to 1992. Current year results included $3.6 million of income resulting from lower LIFO inventories compared to $3.3 million of LIFO income in 1992; LIFO income in 1993 produced a .5% favorable impact on gross margin in 1993 compared to a .3% favorable impact in 1992. The consolidated gross margin percentage decline in 1992 compared to 1991 also reflected lower consumer segment margins, as wholesale margins were approximately even.

  Selling, Administrative and Occupancy Expenses. Selling, administrative and occupancy expenses represented 27.8% of sales in 1993 compared to 35.6% in 1992 and 38.5% in 1991. Consolidated expenses of $204 million in 1993 declined by approximately $171 million compared to 1992. The lower dollar level and percentage of sales ratio of these expenses reflected the disposition of HSSI, the effect of expense reduction programs in ongoing businesses and the greater proportion of wholesale business with its lower operating expense ratio to sales compared to the consumer segment. Both the dollar level and corresponding ratio to sales are expected to decline further in 1994 from the reduced level of retail operations compared to 1993. Wholesale segment operating expenses in 1993 declined in comparison to 1992 principally from discontinued businesses, although the percentage of sales was approximately the same. Consumer segment operating expenses declined substantially, both in dollars and as a percentage to sales in 1993 as compared to 1992, and in 1992 as compared to 1991, reflecting the disposition of HSSI, the wind down of the Old Mill retail store operations, expense reduction programs in ongoing businesses and the greater proportion of consolidated sales represented by the wholesale businesses. Aggregate 1992 expenses of $375 million declined by approximately $93 million from 1991, attributable to the disposition of HSSI and closing most of the Old Mill retail stores in 1992.

  Advertising expenditures, which are included in Selling, Administrative and Occupancy Expenses, declined to $20 million in 1993 from $33 million in 1992 and $48 million in 1991, representing 2.7%, 3.1% and 4.0% of consolidated sales, respectively. The dollar and percentage declines in each year were principally attributable to the disposition of HSSI and the wind down of the Old Mill retail stores, although wholesale segment advertising expenditures also declined both in dollars and as a percentage of sales in each year. Advertising expenditures applicable to wholesale operations are expected to increase during 1994 relating to both new and existing brands.

  Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106"), requires the recognition of an obligation related to employee service pursuant to a postretirement benefit plan and is mandatory for the Company's fiscal year ending November 30, 1994. As retiree contributions offset the full cost of the Company-sponsored medical programs, no transition obligation is expected upon adoption of FAS 106 and there would be no effect on either net earnings or shareholders' equity.

  Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement, and is mandatory for the Company's fiscal year ending November 30, 1995. The Company believes that adoption is not expected to have a material impact on its financial condition.

  Other Income. Finance charges, interest and other income aggregated $6.0 million in 1993, $9.6 million in 1992 and $10.8 million in 1991. Other income was comprised principally of licensing income in 1993, and also included service charges on the retail receivables of HSSI in 1992 and 1991. The decrease in each year was principally attributable to the impact of the receivables sale program, described in the accompanying Notes to Consolidated Financial Statements, which commenced in June 1990 and terminated in October 1992.

  Interest Expense. Interest expense was $23 million in 1993, $21 million in 1992 and $24 million in 1991. The increase of approximately $2 million in 1993 compared to 1992 was attributable to increased interest rates associated with the Company's refinancing along with higher financing fee amortization. On a weighted average basis, total borrowing rates increased by approximately 1%; this rate increase was mitigated by lower average borrowings from reduced working capital requirements and the $30 million equity investment. The decrease of approximately $3 million in 1992 compared to 1991 reflected a 1.5% decline in average bank borrowing rates; total borrowings averaged $10 million higher during 1992 compared to 1991, in part attributable to the termination of the receivable sale program during 1992.

  Income Taxes. The effective tax provision (benefit) rate was 3.0% in 1993, (2.9)% in 1992 and (36.1)% in 1991. The effective tax rates for 1993 and 1992 reflect the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), in the 1992 fiscal year.

  A substantial portion of the Company's tax assets are reserved by a tax valuation allowance aggregating $69 million at November 30, 1993. This valuation allowance reflects the uncertainties associated with the realization of the available tax benefit of net operating loss carryforwards, after giving consideration to the Company's recent operating losses. Although the Company achieved income during 1993 for financial reporting purposes, a tax operating loss resulted from the reversal of temporary differences associated with the Restructuring. The realization of the tax benefit arising from $137 million of net operating loss carryforwards at November 30, 1993 requires the generation of future taxable income. The net operating loss carryforwards expire in 2008. Approximately $2 million of the valuation allowance offsetting the deferred tax asset, associated with 1993 pre-tax income for financial reporting, was reversed during 1993. The 1993 effective tax provision rate was applicable to state income taxes. Upon the determination that the realization of some or all of the remaining reserved tax asset is more likely than not, earnings for the applicable year and shareholders' equity would be increased accordingly.

  The 1991 benefit rate reflected the recoverable federal and state income taxes from the carryback of operating losses to prior years.

CASH FLOW AND FINANCIAL CONDITION

  In connection with the Restructuring, the Company consolidated and extended its borrowing facilities in December, 1992 pursuant to which, among other things, (i) the maturity of $307 million of the Company's outstanding indebtedness was consolidated and extended until December 30, 1995 pursuant to the terms of the Override Agreement, (ii) an additional seasonal borrowing availability of $35 million was obtained under the Bridge Facility and (iii) certain restrictive covenants with respect to the Company's indebtedness were added and existing covenants were adjusted to reflect the condition of the Company following the commencement of the Restructuring. The Company also raised $30 million through the sale of shares of its common stock and a warrant to purchase additional common shares in a private placement to Traco International, N.V. Borrowings under the Override Agreement and Bridge Facility (collectively, "the Agreements") substantially replaced or amended the provisions of the principal financing agreements existing as of November 30, 1992, and are secured by substantially all assets of the Company and its subsidiaries, subject to a priority of up to $15 million for trade creditors.

  At November 30, 1992, total debt was $314.6 million and reflected full utilization of then available lines. Upon execution of the Agreements and related private equity placement, borrowings and other arrangements under the predecessor Multiple Option Facility and various other agreements were superceded. The $307 million Override Agreement matures December 30, 1995. The Bridge Facility, originally $35 million and maturing November 30, 1993, was extended by the Company for one year at the $15 million commitment level, which satisfied the $20 million commitment reduction required as of November 30, 1993 under the Agreements. Additional required commitment reductions are $10 million on May 31, 1994 and $15 million on each of November 30, 1994 and May 31, 1995, with the balance expiring December 30, 1995. Additional commitment reductions may be required to the extent of certain asset sales, equity proceeds and available working capital based on calculations specified in the Agreements. The Agreements include various restrictive covenants pertaining to capital expenditures, asset sales, operating leases, minimum working capital and current ratio, debt leverage, consolidated tangible net worth, earnings before interest, taxes, depreciation and amortization and interest coverage. Cash dividends may not be declared or paid during the term of the Agreements and the Company is prohibited from purchasing or redeeming its stock, warrants, rights or options, or from making certain acquisitions or investments without specific lender consent. Any borrowings under the Bridge Facility would be repaid for a minimum thirty day period during 1993 and for two thirty day periods in 1994. During 1993, the Company did not borrow under the Bridge Facility and no other commitment reductions were required. At November 30, 1993, the Company had $89 million of borrowing availability under the Agreements.

  During 1993, the Company continued to evaluate refinancing alternatives, including, but not limited to, extending the maturities of a portion of its borrowings. In January 1994, two industrial development bonds ("IDBs") aggregating $15.5 million, associated with the Override Agreement, were refinanced independent of the Override Agreement. The refinanced bonds bear a fixed coupon rate of 7.25% and were issued at a discount to yield 7.5%. The $7.5 million IDB matures on July 1, 2014 while the $8.0 million IDB matures on July 1, 2015. The Company, at its option, may redeem the IDBs beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003. The IDBs are now unsecured obligations of Hartmarx Corporation and include certain customary covenants, representations and warranties in events of default, but do not contain financial covenants or cross default provisions.

  In January 1994, the Company filed a Registration Statement with respect to a proposed public offering of $100 million aggregate principal amount of its senior subordinated notes due 2002 ("Notes"). The ultimate issuance of these Notes is contingent upon several factors, including a public market environment acceptable to the Company with respect to interest rates. In addition, the issuance of the Notes would require the Company to obtain either the consent of the existing Override Agreement and Bridge Facility lenders or a new credit facility which, in conjunction with the subordinated debt issue, would provide sufficient availability to repay and terminate the Agreements.

  As discussed in the accompanying Notes to Consolidated Financial Statements, the Company executed a commitment letter ("Financing Commitment") on January 11, 1994 with General Electric Capital Corporation as managing agent ("Managing Agent") with respect to a proposed new credit facility for an aggregate maximum amount of $175 million ("New Credit Facility"). The Financing Commitment is subject to, among other things, (i) there being no material adverse change in the business or financial condition of the Company and its subsidiaries taken as a whole and (ii) definitive documentation for the New Credit Facility acceptable to the Managing Agent. The Financing Commitment terminates if, among other things, the Notes are not issued by April 30, 1994. Assuming that the New Credit Facility was consummated as of March 31, 1994 and the Agreements cancelled, the Company would expect to record an extraordinary pre-tax charge in fiscal 1994 of approximately $4 million, representing the loss from early extinguishment of debt.

  The New Credit Facility is expected to contain restrictions on the operation of the Company's business, including covenants pertaining to capital expenditures, asset sales, operating leases, minimum net worth and incurrence of additional indebtedness, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility. In addition, the terms of the New Credit Facility will require the obligations under the New Credit Facility to be reduced to no more than $135 million for a minimum of 30 consecutive days during the period between April 1 and June 30 during each fiscal year.

  As noted above, the proposed Notes and New Credit Facility are subject to certain conditions precedent. While the consummation of the above noted transactions are believed to be beneficial to the longer term interests of the Company, the Company believes its existing arrangements provide sufficient borrowing availability and flexibility to currently operate its businesses in the normal course. However, if the Notes and New Credit Facility transactions are not completed, the Company would need to enter into new financing agreements by the December 30, 1995 expiration of the Override Agreement.

  As indicated in the accompanying Consolidated Statement of Cash Flows, the net cash provided by operating activities was $30 million in 1993 compared to net cash used in operating activities of $7 million in 1992 and $11 million in 1991. The cash and cash equivalent balance at November 30, 1993 was $1.5 million, compared to $22.4 million at November 30, 1992 which reflected approximately $13 million of short-term investments and the full utilization of then available credit lines. Net accounts receivable of $120.4 million at November 30, 1993 declined $39.3 million or 24.6% compared to November 30, 1992, principally attributable to the Restructuring, and 1992 receivables included certain consumer receivables which have subsequently been collected or written off. The allowance for doubtful accounts decreased to $9.9 million from $16.0 million in 1992, representing 7.6% of gross receivables in 1993 compared to 9.1% in 1992; the 1992 reserve reflected increased requirements for the then remaining consumer receivables. Inventories of $193.8 million at November 30, 1993 declined $22.9 million or 10.6% from November 30, 1992, attributable to both improvements in ongoing operations and the completion of inventory liquidations in the Old Mill retail stores and uniform businesses during fiscal 1993. Inventory turn in continuing businesses improved.

  Recoverable income taxes of $.7 million at November 30, 1993 and $8.2 million at November 30, 1992 arise from the carryback of operating losses to prior years. Deferred income taxes were $5.9 million at November 30, 1993 compared to $5.6 million in 1992. The November 30, 1993 balance reflects a $69 million valuation allowance ($71 million in 1992) related to a substantial portion of the tax asset resulting from prior years' operating losses. The Company has and will continue to assess the necessity for the valuation allowance taking into consideration such factors as earnings trends and prospects, anticipated reversal of temporary differences between financial and taxable income, the expiration or limitations of net operating loss carryforwards and available tax planning strategies (including the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method). A future reversal of the valuation allowance in whole or in part represents a contingent asset which would increase earnings and shareholders' equity. Also, see discussion under "Income Taxes" above.

  At November 30, 1993, net properties were $56.5 million compared to $66.8 million in 1992. The decline principally reflected depreciation expense exceeding capital additions by approximately $8 million. Capital additions in 1993 were $6.0 million compared to $9.5 million in 1992 which included additions relating to businesses discontinued pursuant to the Restructuring; capital additions for 1992 in continuing businesses were $8.1 million. The Company's current borrowing agreements provide for annual limitations of capital expenditures, including $9.9 million applicable to 1994. These limitations are not expected to result in delaying capital expenditures otherwise planned by the Company. Upon consummation of the New Credit Facility, the permitted capital expenditures are anticipated to increase from the current levels. Capital expenditures in the next several years are expected to be funded from cash generated from operations and principally utilized for productivity improvements in various manufacturing locations.

  The operational aspects of the Restructuring have been substantially completed. Following the sale of HSSI in September, 1992, all of the Old Mill stores were closed. The store closings associated with Kuppenheimer were substantially completed by January 1994. Production facilities supporting the above noted reduced retail operations have been closed or sold along with facilities related to the rainwear and military and commercial uniform businesses. At November 30, 1993, approximately $8 million of accrued restructuring charges were reflected in the accompanying balance sheet, representing rent, severance and other employee benefits.

  At November 30, 1993, total debt of $233.1 million declined by $81.5 million as compared to November 30, 1992, as a result of the application of proceeds of the $30 million equity investment and approximately $21 million of cash and equivalents to the reduction of outstanding indebtedness, lower working capital requirements related to both ongoing and discontinued businesses, and lower capital expenditures. The $25 million of notes payable classified as current at November 30, 1993 reflects the anticipated seasonal repayments within fiscal 1994. Long-term debt was $207.4 million at November 30, 1993, representing 66% of the total $316.4 million capitalization, compared to 78% at November 30, 1992; the lower percentage reflected 1993 net earnings, the debt reduction and equity sales during the year. Total debt, including short- term borrowings and current maturities, represented 68% of total capitalization at November 30, 1993, compared to 82% at November 30, 1992.

  Shareholders' equity of $109.0 million at November 30, 1993 increased $38.6 million during 1993 and represented $3.41 book value per share at year end compared to $2.72 book value per share at November 30, 1992 ($100.4 million or $3.18 per share on a pro forma basis reflecting the $30 million equity proceeds and issuance of 5.7 million additional shares). The increase reflected the net income for the year, the private placement of equity, ongoing equity sales to employee benefit plans and recognition of previously unearned employee benefits associated with the Company's Employee Stock Ownership Plan. Dividends were not paid in fiscal 1993 or 1992 and dividend payments are prohibited under the current lending facility. The proposed terms of the Notes and New Credit Facility restrict the payment of dividends. Consolidated tangible net worth at November 30, 1993, as defined in the current Agreements, was $130 million compared to $107 million required under the Agreements.

  Considering the impact of inflation, earnings would be lower than reported due to assuming higher depreciation expense without a corresponding reduction in taxes. The current value of net assets would be higher than the Company's $109 million book value after reflecting the Company's use of the LIFO inventory method and increases in the value of the properties since acquisition.

  HSSI has continued as a customer of the Company subsequent to its disposition, although its purchases of the Company's products are declining. The Company's fiscal 1993 sales to HSSI were approximately $37 million (representing 5% of the Company's fiscal 1993 total sales), a decrease from the approximate $67 million wholesale value of shipments produced by the Company's continuing businesses for HSSI in 1992. In connection with the 1992 sale to HSSA, HSSI agreed to purchase from the Company, in each of the two twelve-month periods following the closing of the sale, products having an aggregate wholesale purchase price of at least $35 million. On December 21, 1993, HSSI and 25 affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and are currently operating as debtors-in-possession. Any supply agreement entered into between the Company and HSSI prior to December 21, 1993 may be deemed an executory contract subject to assumption or rejection by HSSI under the United States Bankruptcy Code, and there can be no assurance that HSSI will assume any such supply agreement if such agreement is deemed an executory contract. When HSSI's Chapter 11 petitions were filed, HSSI's total outstanding indebtedness to the Company (excluding its guaranty of a $35 million promissory note of HSSA, the original direct obligor, to the Company) was approximately $4.5 million. MLR has extended credit support to HSSI and others in connection with purchases from the Company and, as a result, has total outstanding indebtedness to the Company at November 30, 1993 of approximately $10.8 million (including interest charges). The foregoing amounts of indebtedness of HSSI and MLR have not been adjusted for amounts received by the Company aggregating approximately $4.8 million in November 1993. On February 4, 1994, MLR filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. For additional information concerning these and other legal proceedings involving HSSI and the Company, see "Part I, Item 3--Legal Proceedings".

  Under current circumstances, there can be no assurance that the Company will have any future sales to HSSI, that the Company will be able to collect amounts owed by HSSI or MLR, that MLR will provide any future credit support to HSSI or that either HSSI or MLR will continue as a going concern, events which could adversely affect the Company's total revenues or earnings. For the two months ended January 31, 1994, sales to HSSI aggregated $4.8 million and were on a cash-in-advance basis. While there can be no assurance that a decrease in business with HSSI can be fully replaced in the next several years, new retail customers have been added and volume with existing customers has increased in various markets where HSSI operates or has vacated.

  Debt reduction and extension of debt maturities continue to be a priority for the Company, as demonstrated by the Notes and the New Credit Facility. Following the Restructuring, the Company has continued to focus its operating and capital resources principally on its wholesale apparel businesses. The Company intends to maintain its position as the market leader in men's tailored clothing, while continuing to expand in men's slacks and sportswear, which includes the golf-inspired collections under the Jack Nicklaus(R) and Bobby Jones(R) brands. As anticipated, unit volume with HSSI declined significantly in 1993 compared to 1992, and further reductions are likely in 1994. The Company intends to mitigate the impact of reduced volume with HSSI by adding new customers and increasing volume with existing accounts, as well as by introducing new brands. Ongoing quick response and electronic data interchange relationships with major customers, enabling the rapid replenishment of inventory for selected product styles and enhanced service capabilities, are expected to continue as an important element of product distribution. The Company intends to continue its international licensing programs, while gradually developing merchandising and marketing expertise to sell branded apparel directly in international markets, which could include joint ventures, acquisitions and selling agencies.

  Conditions in the women's wholesale and men's direct-to-consumer businesses resulted in operating losses in 1993 for the IWA and Kuppenheimer operations. As a result, specific marketing and expense reduction actions have been implemented with the objective of improving results in these businesses. The Company is reviewing the profitability prospects and strategic direction of the IWA business, and may discontinue one or more of IWA's product lines or modify its distribution channels. Kuppenheimer's total sales are expected to decline due to fewer stores. Its merchandising strategy has been refocused to emphasize three distinct fashion silhouettes, each having a defined brand identification. The Company intends to expand the profitable Barrie Pace catalog business through increasing catalog circulation and by broadening its merchandise mix to include women's sportswear and more informal career apparel, while continuing to target the upscale and professional woman.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  17
  Consolidated Statement of Earnings for the three years ended November
   30, 1993...............................................................  18
  Consolidated Balance Sheet at November 30, 1992 and 1993................  19
  Consolidated Statement of Cash Flows for the three years ended November
   30, 1993...............................................................  20
  Consolidated Statement of Shareholders' Equity for the three years ended
   November 30, 1993......................................................  21
  Notes to Consolidated Financial Statements..............................  22
  Financial Statement Schedules:
    Schedule VIII--Valuation and Qualifying Accounts...................... F-1
    Schedule IX--Short Term Borrowings.................................... F-1
    Schedule X--Supplementary Income Statement Information................ F-1

    Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:
  Quarterly Financial Summary (unaudited)...................................  35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE

Chicago, Illinois
January 12, 1994,
except as to the
Legal Proceedings
Note on page 33
which is as of
February 4, 1994

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

  Management of Hartmarx Corporation is responsible for the preparation of the Company's financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include certain amounts based on management's reasonable best estimates and judgments, giving due consideration to materiality.

  In fulfilling its responsibility, management has established cost-effective systems of internal controls, policies and procedures with respect to the Company's accounting, administrative procedures and reporting practices which are believed to be of high quality and integrity. Such controls include approved accounting, control and business practices and a program of internal audit. The Company's business ethics policy, which is regularly communicated to all key employees of the organization, is designed to maintain high ethical standards in the conduct of Company affairs. Although no system can ensure that all errors or irregularities have been eliminated, management believes that the internal accounting controls in place provide reasonable assurance that assets are safeguarded against loss from unauthorized use of disposition, that transactions are executed in accordance with management's authorization, and that financial records are reliable for preparing financial statements and maintaining accountability for assets.

  The Audit Committee of the Board of Directors meets periodically with the Company's independent public accountants, management and internal auditors to review auditing and financial reporting matters. This Committee is responsible for recommending the selection of independent accountants, subject to ratification by shareholders. Both the internal and independent auditors have unrestricted access to the Audit Committee, without Company management present, to discuss audit plans and results, their opinions regarding the adequacy of internal accounting controls, the quality of financial reporting and other relevant matters.

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                               FISCAL YEAR ENDED NOVEMBER 30,
                                               --------------------------------
                                                  1991        1992       1993
                                               ----------  ----------  --------
Net sales..................................... $1,215,310  $1,053,949  $731,980
Finance charges, interest and other income....     10,761       9,566     5,980
                                               ----------  ----------  --------
                                                1,226,071   1,063,515   737,960
                                               ----------  ----------  --------
Cost of goods sold............................    781,303     703,645   505,179
Selling, administrative and occupancy
 expenses.....................................    467,470     374,785   203,502
Restructuring and retail consolidation
 charges......................................     13,500     190,800       --
Interest expense..............................     23,793      21,135    22,869
                                               ----------  ----------  --------
                                                1,286,066   1,290,365   731,550
                                               ----------  ----------  --------
Earnings (loss) before taxes..................    (59,995)   (226,850)    6,410
Tax provision (benefit).......................    (21,630)     (6,605)      190
                                               ----------  ----------  --------
Net earnings (loss) for the year.............. $  (38,365) $ (220,245) $  6,220
                                               ==========  ==========  ========
Earnings (loss) per common share and common
 share equivalent............................. $    (1.74) $    (8.59) $    .20
                                               ==========  ==========  ========




         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000'S OMITTED)

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1992       1993
                         ASSETS                           ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents.............................. $  22,356  $   1,507
  Accounts receivable, less allowance for doubtful
   accounts of $16,022 in 1992 and $9,914 in 1993........   159,772    120,442
  Inventories............................................   216,751    193,818
  Prepaid expenses.......................................    17,179     15,346
  Recoverable income taxes...............................     8,158        659
  Deferred income taxes..................................     5,557      5,943
                                                          ---------  ---------
    Total current assets.................................   429,773    337,715
                                                          ---------  ---------
INVESTMENTS AND OTHER ASSETS.............................    15,340     10,919
                                                          ---------  ---------
PROPERTIES
  Land...................................................     4,006      3,882
  Buildings and building improvements....................    57,790     58,345
  Furniture, fixtures and equipment......................   122,482    114,574
  Leasehold improvements.................................    39,099     32,155
                                                          ---------  ---------
                                                            223,377    208,956
  Accumulated depreciation and amortization..............  (156,531)  (152,479)
                                                          ---------  ---------
    Net properties.......................................    66,846     56,477
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 511,959  $ 405,111
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks................................. $  65,000  $  25,000
  Current maturities of long term debt...................       889        697
  Accounts payable.......................................    56,016     30,246
  Accrued payrolls.......................................    18,517     18,351
  Other accrued expenses.................................    52,399     14,404
                                                          ---------  ---------
    Total current liabilities............................   192,821     88,698
                                                          ---------  ---------
LONG TERM DEBT, less current maturities..................   248,713    207,416
                                                          ---------  ---------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized
   and unissued..........................................       --         --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 28,106,439 in 1992 and 31,951,464 in 1993......    70,266     79,878
  Capital surplus........................................    63,810     74,256
  Retained earnings (deficit)............................   (17,758)   (33,379)
  Unearned employee benefits.............................   (12,496)   (11,758)
                                                          ---------  ---------
                                                            103,822    108,997
  Common shares in treasury, at cost, 2,198,864 in 1992
   and none in 1993......................................   (33,397)       --
                                                          ---------  ---------
  Shareholders' equity...................................    70,425    108,997
                                                          ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $ 511,959  $ 405,111
                                                          =========  =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000'S OMITTED)

                                                  FISCAL YEAR ENDED NOVEMBER
                                                              30,
                                                  -----------------------------
                                                    1991      1992       1993
                                                  --------  ---------  --------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
  Net earnings (loss)...........................  $(38,365) $(220,245) $  6,220
  Reconciling items to adjust net earnings
   (loss) to net cash provided by operating
   activities:
    Depreciation and amortization...............    33,809     26,947    14,107
    Loss on sale of subsidiary..................       --     136,000       --
    Changes in:
      Accounts receivable:
        Sale of receivables.....................    (2,000)   (58,000)      --
        Other changes...........................       (29)    23,076    42,330
      Inventories...............................     4,604     68,944    12,901
      Prepaid expenses..........................       431    (10,215)    1,786
      Other assets..............................       243     (4,280)    4,364
      Accounts payable and accrued expenses.....    (6,907)     8,541   (61,030)
      Taxes on earnings.........................    (7,305)    10,439     7,113
    Adjustment of properties to net realizable
     value......................................     4,493     11,510     1,901
                                                  --------  ---------  --------
  Net cash provided by (used in) operating
   activities...................................   (11,026)    (7,283)   29,692
                                                  --------  ---------  --------
Cash Flows from investing activities:
  Capital expenditures..........................   (15,488)    (9,546)   (5,953)
  Cash received re disposition, net of
   subsidiary cash..............................       --         --      4,500
                                                  --------  ---------  --------
  Net cash used in investing activities.........   (15,488)    (9,546)   (1,453)
                                                  --------  ---------  --------
Cash Flows from financing activities:
  Increase (decrease) in notes payable to banks.    (3,850)    30,796   (80,600)
  Increase (decrease) in other long term debt...     2,014     (1,133)     (840)
  Proceeds from equity sale.....................    38,550        --     29,880
  Proceeds from other equity transactions.......     7,283      2,951     2,472
  Payment of dividends..........................   (13,643)       --        --
                                                  --------  ---------  --------
  Net cash provided by (used in) financing
   activities...................................    30,354     32,614   (49,088)
                                                  --------  ---------  --------
  Net increase (decrease) in cash and cash
   equivalents..................................     3,840     15,785   (20,849)
  Cash and cash equivalents at beginning of
   year.........................................     2,731      6,571    22,356
                                                  --------  ---------  --------
  Cash and cash equivalents at end of year......  $  6,571  $  22,356  $  1,507
                                                  ========  =========  ========
Supplemental cash flow information:
  Net cash paid (received) during the year for:
    Interest expense............................  $ 24,300  $  22,200  $ 23,800
    Income taxes................................   (14,300)   (17,000)   (6,900)

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                               PAR VALUE          RETAINED   UNEARNED
                               OF COMMON CAPITAL  EARNINGS   EMPLOYEE  TREASURY
                                 STOCK   SURPLUS  (DEFICIT)  BENEFITS   SHARES
                               --------- -------  ---------  --------  --------
Balance at November 30, 1990.   $58,889  $42,939  $ 266,841  $(13,850) $(62,281)
  Net loss for the year......                       (38,365)
  Cash dividends:
    Common shares, $.60 per
     share...................                       (13,643)
  Disposition of 1,020,015
   treasury shares...........             (7,484)    (7,615)             22,382
  Issuance of 4,300,100
   shares of common stock....    10,751   27,799
  Allocation of unearned
   employee benefits.........                                     645
                                -------  -------  ---------  --------  --------
Balance at November 30, 1991.    69,640   63,254    207,218   (13,205)  (39,899)
  Net loss for the year......                      (220,245)
  Issuance of 242,822 shares
   to employee benefit plans.       607      546
  Stock options exercised
   (7,815 shares issued upon
   exercise of 7,815 $1.00
   Director Stock Options)...        19       10
  Disposition of 296,493
   treasury shares...........                        (4,731)              6,502
  Allocation of unearned em-
   ployee benefits...........                                     709
                                -------  -------  ---------  --------  --------
Balance at November 30, 1992.    70,266   63,810    (17,758)  (12,496)  (33,397)
  Net earnings for the year..                         6,220
  Issuance of 329,482 shares,
   principally to employee
   benefit plans.............       823      898         10                   3
  Private placement of common
   stock and warrant.........     8,789    9,548    (21,851)             33,394
  Allocation of unearned
   employee benefits.........                                     738
                                -------  -------  ---------  --------  --------
Balance at November 30, 1993
 ............................   $79,878  $74,256  $ (33,379) $(11,758) $    --
                                =======  =======  =========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

  Principles of Consolidation--The Company and its subsidiaries ("the Company") are engaged in the manufacturing and marketing of quality men's and women's apparel to independent retailers and through owned retail stores and catalogs. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Cash and Cash Equivalents--The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

  Inventories--Inventories are stated at the lower of cost or market. Approximately 18% and 23% of the Company's inventories at November 30, 1992 and 1993, respectively, primarily work in process and finished goods, are valued using the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining manufacturing and retail inventories.

  Property, Plant and Equipment--Properties are stated at cost. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases.

  Revenue Recognition--Wholesale sales are recognized at the time the order is shipped. Retail sales, which include sales of merchandise and leased department income, are net of returns and exclude sales taxes.

  Store Opening/Closing Costs--Non-capital expenditures incurred for new or remodeled retail stores are expensed upon construction completion. When a store is closed, the remaining investment in fixtures and leasehold improvements, net of expected salvage, is charged against earnings; the present value of any remaining lease liability, net of expected sublease recovery, is also expensed.

  Intangibles--Intangible assets are included in "Investments and Other Assets" at cost, less amortization, which is provided on a straight-line basis over their economic lives, usually 10 years or less.

  Income Taxes--Effective December 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 109--Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Prior to fiscal 1992, the provision (benefit) for income taxes was based on income and expenses included in the accompanying consolidated statement of earnings whereby timing differences were classified as deferred tax assets or liabilities based on the respective tax rates then in effect.

  Retirement Plans--The Company and its subsidiaries maintain benefit plans covering substantially all employees other than those covered by multi-employer plans. In accordance with Statement of Financial Accounting Standards No. 87-- Employers' Accounting for Pensions, pension expense or income for the Company's principal defined benefit plan is determined using the projected unit credit method. Pension expense under each multi-employer plan is based upon a percentage of the employer's union payroll established by industry-wide collective bargaining agreements; such pension expenses are funded as accrued.

  Retiree Medical Program--Certain health and insurance programs are made available to non-union retired employees and eligible dependents. Approximately 175 retired employees are currently participating; substantially all non-union employees employed prior to September 1, 1993 could ultimately remain eligible upon attaining retirement age while employed by the Company. These retiree programs, after considering retiree contributions which offset the full cost, did not have a significant effect on earnings. Statement of Financial Accounting Standards No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions is mandatory for the Company's fiscal year ending November 30, 1994. Adoption of the statement will have no impact on cash flows. Since the retiree contributions offset the full cost of the available medical programs, no transition obligation is expected upon adoption and, accordingly, there would be no effect on either net income or shareholders' equity.

  Other Postemployment Benefits--Statement of Financial Accounting Standards No. 112--Employers' Accounting for Postemployment Benefits requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement, and is mandatory for the Company's fiscal year ending November 30, 1995. The Company believes that adoption is not expected to have a material impact on its financial condition.

  Stock Options--When stock options are exercised, common stock is credited for the par value of shares issued and capital surplus is credited with the consideration in excess of par. For stock appreciation rights, compensation expense is recognized on the aggregate difference between the market price of the Company's stock and the option price only when circumstances indicate that the right, and not the option, will be exercised. Compensation expense related to restricted stock awards is recognized over the vesting period. For director stock options and director deferred stock awards, compensation expense is recognized at the date the option is granted or the award is made to the outside director.

  Per Share Information--The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings
(loss) per share was 22,056,000 in 1991, 25,629,000 in 1992 and 31,375,000 in
1993. Primary and fully diluted earnings per share are the same for each of these years. In July 1991, the Company sold 4.3 million shares of common stock, pursuant to a public offering. Net proceeds of $38.5 million were used to repay bank borrowings. Effective December 30, 1992, the Company completed the sale to an unrelated third party of 5,714,286 shares of its common stock along with a three year warrant to purchase an additional 1,649,600 shares at an exercise price of $6.50 per share, for an aggregate price of $30 million. If this transaction had occurred as of December 1, 1992, the net earnings per share for the year would have been the same as the reported net earnings of $.20 per share.

FINANCING

  In December 1992, the Company and its subsidiaries entered into new financing agreements with its principal lenders ("Override Agreement" and "Bridge Facility", collectively "the Agreements") aggregating $307 million, which substantially replaced or amended the provisions of prior agreements covering the Company's $196 million Multiple Option Revolving Credit Facility with 13 banks, $45 million of insurance term loans, $38 million of bank term loans, the ESOP loan guarantee and guarantees related to certain industrial development bonds having aggregate borrowings of $15.5 million. The Agreements also provided for additional seasonal borrowings of up to $35 million during 1993. At November 30, 1993, $226.4 million of the total $233.1 million debt outstanding related to borrowings under the provisions of the Agreements. Borrowings under the Agreements are secured by substantially all assets of the Company and its subsidiaries, subject to a priority of up to $15 million for trade creditors.

  The Override Agreement is in effect through December 30, 1995. The Bridge Facility, originally $35 million and maturing on November 30, 1993, has been extended by the Company for one year and currently provides for a $15 million commitment through November 30, 1994. In addition to the aggregate commitment reduction of $20 million on November 30, 1993, the Agreements provide for additional commitment reductions of $10 million on May 31, 1994, $15 million on November 30, 1994 and May 31, 1995, with the balance expiring on December 30, 1995; additional commitment and principal reductions may be required to the extent of certain asset sales, equity proceeds and excess working capital based on calculations specified in the Agreements. Generally, principal payments apply first to the Bridge Facility and then to the Override Agreement. The Bridge Facility also requires that borrowings, if any, be repaid for a minimum 30 day period during 1993 and for two 30 day periods in 1994; the Company may reborrow after these periods. The Company had no borrowings under the Bridge Facility during 1993. Borrowings under the Override Agreement bear interest at prime plus 2% for bank lenders, 10.3% for the insurance lenders, and 9.19% related to the ESOP loan guaranteed by the Company. Borrowings under the Bridge Facility bear interest at prime plus 1.5%. Fees pertaining to the Agreements aggregating $3.8 million were paid as of the closing date and certain other fees principally based on utilization are also payable. An additional $2.4 million is payable at the expiration of the Override Agreement.

  The Agreements, as amended, include various restrictive covenants pertaining to capital expenditures, asset sales, operating leases, minimum working capital and current ratio, debt leverage, consolidated tangible net worth, interest coverage and earnings before interest, taxes, depreciation and amortization. Cash dividends may not be declared or paid during the term of the Agreements and the Company is prohibited from purchasing or redeeming its stock, warrants, rights or options, or from making certain acquisitions without lender consent. The Company is in compliance with the various covenants contained in the Agreements. At November 30, 1993, working capital and the current ratio, as defined, were $274.7 million and 5.4, respectively, compared to the minimum required levels of $261.5 million and 4.9, respectively. Consolidated tangible net worth, as defined, was approximately $130 million compared to the minimum required level of $107 million. The ratio of consolidated funded indebtedness to consolidated tangible net worth, as defined, was 1.8 compared to the maximum permitted ratio of 2.7.

  At November 30, 1992 and 1993, long term debt, less current maturities, comprised the following (000's omitted):

                                                                1992     1993
                                                              -------- --------
      Notes payable to banks................................. $234,296 $153,696
      Notes payable to insurance companies...................   45,000   45,000
      Industrial development bonds...........................   21,355   20,943
      ESOP loan guarantee....................................   12,219   12,219
      Other debt, extending to 2003..........................    1,732    1,255
                                                              -------- --------
                                                               314,602  233,113
      Less--current maturities...............................   65,889   25,697
                                                              -------- --------
      Long term debt......................................... $248,713 $207,416
                                                              ======== ========

  The industrial development bonds (IDBs), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $13 million at November 30, 1993. Interest rates on the various borrowing agreements range from 7/8 of 1% to 8.5% (average of 4.1% at November 30, 1992 and 4.4% at November 30, 1993). In January 1994, two IDBs aggregating $15.5 million, associated with the Override Agreement, were refinanced independent of the Override Agreement. The $7.5 million IDB matures on July 1, 2014, while the $8.0 million IDB is due on July 1, 2015. The IDBs are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003; the effective interest rate on these obligations is 7.5%.

  Other long term debt includes installment notes and mortgages with interest rates ranging from 8% to 11.5% per annum. (Average interest rate of 10.3% at November 30, 1992 and 10.2% at November 30, 1993.)

  The approximate principal requirements during the next five fiscal years, including reductions under the Override Agreement, are as follows: $.7 million in 1994; $.7 million in 1995; $211.5 million in 1996; $.1 million in 1997; $.1 million in 1998.

  In January 1994, the Company filed a Registration Statement with respect to a proposed public offering of $100 million aggregate principal amount of its senior subordinated notes ("Notes"), due 2002. The ultimate issuance of these Notes is contingent upon several factors, including a public market environment acceptable to the Company with respect to interest rates. In addition, the issuance of the Notes would require the Company to obtain either the consent of the existing lenders under the Agreements or a new credit facility which, in conjunction with the subordinated debt issue, would provide sufficient availability to repay and terminate the Agreements. On January 11, 1994, the Company executed a commitment letter ("Financing Commitment") with General Electric Capital Corporation as managing agent ("Managing Agent") with respect to a proposed new credit facility ("New Credit Facility"). The Financing Commitment is subject to, among other things, (i) there being no material adverse change in the business or financial condition of the Company and its subsidiaries taken as a whole and (ii) definitive documentation for the New Credit Facility acceptable to the Managing Agent. The Financing Commitment terminates if, among other things, the Notes are not issued by April 30, 1994.

  The New Credit Facility would be a three year secured revolving credit facility in an aggregate maximum amount of $175 million (including a $25 million letter of credit facility), subject to a borrowing base formula based upon 85% of eligible accounts receivable and 55% of eligible inventory. The New Credit Facility would be used to repay borrowings under the Override Agreement and Bridge Facility, to finance ongoing working capital and letter of credit requirements and for general corporate purposes. The New Credit Facility would be secured by a first priority security interest in substantially all of the current and intangible assets of the Company and its subsidiaries. The New Credit Facility is expected to include a negative pledge on all assets of the Company and its subsidiaries, be guaranteed by the subsidiaries of the Company and contain various restrictive covenants pertaining to net worth, additional debt incurrence, fixed charge coverage, as well as other customary covenants.

  Borrowing under the New Credit Facility would be established as either base rate or LIBOR loans, as the Company may elect. Base rate loans would be priced at the greater of (a) a rate based on the weighted average of various 90-day commercial paper rates or (b) the base rate of a bank to be selected by the Managing Agent plus 1.50%. LIBOR loans would be priced at LIBOR plus 2.50%.

  On December 1, 1988 The Hartmarx Employee Stock Ownership Plan ("ESOP") borrowed $15 million from a financial institution and purchased from the Company 620,155 shares of treasury stock at the market value of $24.19 per share. The loan is guaranteed by the Company and, accordingly, the amount outstanding has been included in the Company's consolidated balance sheet as a liability, net of a $.6 million payment made by the Company to the financial institution holding the ESOP note, and shareholders' equity has been reduced for the amount representing unearned employee benefits. Company contributions to the ESOP plus the dividends accumulated on unallocated Company common stock held by the ESOP are used to repay loan principal and interest. The common stock is allocated to ESOP participants as the loan principal and interest is repaid or accrued and amounts reflected as the loan guarantee and unearned employee benefits are correspondingly reduced. Information related to dividends received and loan repayments by the ESOP are as follows (000's omitted):

                                                            1991   1992   1993
                                                           ------ ------ ------
      Dividends received from Hartmarx Corporation........ $  316 $  --  $  --
                                                           ====== ====== ======
      Principal payments.................................. $  645 $  342 $  --
      Interest payments...................................  1,072  1,100  1,041
                                                           ------ ------ ------
      Total loan payments made by ESOP.................... $1,717 $1,442 $1,041
                                                           ====== ====== ======

  As of November 30, 1993, 188,394 shares of common stock have been allocated to the accounts of the ESOP participants.

NOTES PAYABLE TO BANKS

  The following summarizes information concerning notes payable to banks (000's omitted):

                                                    1991      1992      1993
                                                  --------  --------  --------
Outstanding at November 30....................... $203,500  $234,296  $153,696
Maximum month end balance during the year........  229,200   234,296   206,196
Average amount outstanding during the year.......  207,200   213,000   174,300
Weighted daily average interest rate during the
 year............................................      8.5%      7.0%      7.9%
Weighted average interest rate on borrowings at
 November 30.....................................      7.7%      7.0%      8.0%

  As more fully discussed in the Financing Note, in December, 1992 the Company entered into a new three year financing agreement through December 30, 1995. At November 30, 1993, $25 million of the aggregate $153.7 million of bank borrowings outstanding was classified as current, representing expected seasonal repayments within the fiscal 1994 year.

  The Company enters into interest rate protection agreements from time to time, based on management's assessment of market conditions, with several currently in effect covering $100 million of borrowings. Payments to the Company would occur to the extent the prime interest rate exceeds 6.0%. The payments made for the rate protection agreements in effect during each of the three years ended November 30, 1993 were nominal.

RESTRUCTURING AND RETAIL CONSOLIDATION CHARGES

  Consistent with the Company's strategies to concentrate operations around its profitable manufacturing and wholesale businesses and to refinance its capital structure, fiscal 1992 third quarter and full year results included pre-tax restructuring charges aggregating $190.8 million ("the Restructuring"). The Restructuring comprised the direct costs associated with businesses and facilities sold or disposed of and included the loss on the sale of stock of Hartmarx Specialty Stores, Inc. ("HSSI"), the parent company of the Company's principal retail unit. Restructuring components applicable to other operations sold or liquidated included impairment of leasehold improvements, fixtures and other properties, anticipated lease settlement obligations, severance, advisory fees and costs to liquidate inventories. As further discussed in the Taxes on Earnings footnote, a tax benefit relating to the restructuring charges was not recorded. At November 30, 1993, accrued restructuring charges of $8 million were included in the accrued expense caption in the accompanying balance sheet ($34 million at November 30, 1992) principally relating to lease, severance and employee benefit obligations.

  The operational aspects of the Restructuring have been substantially implemented. Following the sale of the HSSI business in September, 1992 for a note due on September 18, 1994, all of the Old Mill stores operated by the Company's Country Miss subsidiary were closed. The store closings associated with Kuppenheimer were substantially completed by January, 1994. Production facilities supporting the above noted operations have been closed or sold along with facilities related to the rainwear and military and commercial uniform businesses.

  The note received in connection with the sale of HSSI, originally $43 million, was subsequently adjusted to $35 million, including interest, based on the value of physical inventories. This note has been accounted for on a cash collection basis. Accordingly, no value was assigned to the note in calculating the loss on the sale. During 1993, HSSA Group, Ltd., the original direct obligor of the note, breached certain of its obligations under the note and ancillary agreements and, on November 23, 1993, the Company exercised certain of its rights to cause, among other things, the common stock of HSSI to be voted to elect a new Board of Directors.

  Fiscal 1991 fourth quarter and full year results included a pre-tax provision of $13.5 million for expenses associated with the consolidation of certain retail administrative functions of HSSI and Kuppenheimer, including severance, lease settlements, and other one time costs.

SALE OF RECEIVABLES

  In June 1990, the Company entered into an agreement with an unrelated third party to sell up to $60 million of undivided interests in a designated pool of accounts receivable, principally related to revolving charge accounts. The Company acted as an agent for the purchaser by performing recordkeeping and collection functions on the interests sold, and was obligated to pay the purchaser's carrying cost plus fees typical in such transactions, which are included in the finance charges, interest and other income caption in the accompanying Consolidated Statement of Earnings for fiscal 1992 and 1991. The agreement terminated effective October 10, 1992. At November 30, 1992 and 1993, no sold receivables were outstanding under the program.

INVENTORIES

  Inventories at fiscal year end were as follows (000's omitted):

                                                             NOVEMBER 30,
                                                      --------------------------
                                                        1991     1992     1993
                                                      -------- -------- --------
      Raw materials.................................. $ 54,389 $ 52,018 $ 44,370
      Work in process................................   38,408   29,657   26,468
      Finished goods.................................  312,198  135,076  122,980
                                                      -------- -------- --------
                                                      $404,995 $216,751 $193,818
                                                      ======== ======== ========

  The excess of current cost over LIFO costs for certain inventories was $42.0 million at November 30, 1991, $38.7 million at November 30, 1992 and $35.0 million at November 30, 1993.

TAXES ON EARNINGS

  The accompanying financial statements reflect the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), as of December 1, 1991, the commencement of the Company's 1992 fiscal year. Previously, accounting for income taxes was based on the provisions of Accounting Principles Board Opinion No. 11. Among other things, FAS 109 requires an asset and liability approach in the measurement of deferred taxes, which are adjusted to reflect changes in statutory tax rates, and permits the recognition of net deferred tax assets subject to an ongoing assessment of realization.

  The net tax provision (benefit) is summarized as follows (000's omitted):

                                                       1991     1992     1993
                                                     --------  -------  -------
      Federal....................................... $ (6,644) $(8,262) $ 2,435
      State and local...............................     (147)    (286)     256
                                                     --------  -------  -------
        Total current...............................   (6,791)  (8,548)   2,691
                                                     --------  -------  -------
      Federal.......................................  (14,520)   1,943     (320)
      State and local...............................     (319)     --       (66)
                                                     --------  -------  -------
        Total deferred..............................  (14,839)   1,943     (386)
                                                     --------  -------  -------
      Change in valuation allowance.................      --       --    (2,115)
                                                     --------  -------  -------
          Total tax provision (benefit)............. $(21,630) $(6,605) $   190
                                                     ========  =======  =======

  A substantial portion of the Company's tax assets are reserved in accordance with FAS 109. The valuation allowance was recorded upon consideration of the operating losses incurred during the 1990-1992 fiscal years and related uncertainty associated with realization of the tax benefit of net operating loss carryforwards, which require the generation of future income from operations. The net tax assets recorded consider amounts recoverable from carrying back operating losses to prior years and available tax planning strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method). During 1993, $2.1 million of the valuation allowance offsetting the deferred tax asset, associated with 1993 pre-tax income for financial reporting, was reversed. The valuation allowance offsetting the deferred tax asset will continue to be evaluated in future periods on an ongoing basis.

  The difference between the tax benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to the pre-tax income (loss), taking into account the applicability of enacted tax rate changes, is summarized as follows:

                                                          PERCENT OF PRE-
                                                         TAX INCOME (LOSS)
                                                         ---------------------
                                                         1991    1992    1993
                                                         -----   -----   -----
Tax benefit computed at statutory rate.................. (34.0)% (34.0)%  34.0%
State and local taxes on earnings, net of federal tax
 benefit................................................   (.5)    (.1)    1.9
Change in valuation allowance...........................   --     30.8   (34.0)
Other--net..............................................  (1.6)     .4     1.1
                                                         -----   -----   -----
Effective tax rate...................................... (36.1)%  (2.9)%   3.0%
                                                         =====   =====   =====

  At November 30, 1992, the Company had a net deferred tax asset of $5.6 million comprised of deferred tax assets of $103.1 million less deferred tax liabilities aggregating $26.6 million and a $70.9 million valuation allowance. The principal deferred tax assets included $9.2 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes), net operating loss carryforwards of $59.2 million, alternative minimum tax credit carryforwards ("AMT") of $4.0 million, and $23.5 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes, principally related to the Restructuring. Deferred tax liabilities included excess tax over book depreciation of $6.7 million and $8.8 million related to employee benefits, principally pensions.

  At November 30, 1993, the Company had a net deferred tax asset of $5.9 million comprised of deferred tax assets of $93.7 million less deferred tax liabilities aggregating $18.9 million and a $68.9 million valuation allowance. The principal deferred tax assets included $9.4 million attributable to TRA items, net operating loss carryforwards of $48.1 million, AMT credit carryforwards of $4.0 million, and $31.4 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes, including expenses related to the Restructuring. Deferred tax liabilities included excess tax over book depreciation of $4.2 million and $6.9 million related to employee benefits, principally pensions.

  As of November 30, 1993, the Company had approximately $137 million of tax net operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforward expires in 2008. Foreign tax credit carryforwards of $.8 million are also available, the substantial portion of which expire in 1996. The $4.0 million of AMT tax credit carryforwards can be carried forward indefinitely.

LEASES

  The Company and its subsidiaries lease office, manufacturing, warehouse/distribution, showroom and retail space, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years. Some retail leases provide for contingent rental payments, generally based on the sales volume of the retail unit.

  At November 30, 1993, total minimum rentals are as follows (000's omitted):

             YEARS                             AMOUNT
             -----                             -------
             1994............................. $20,569
             1995.............................  17,394
             1996.............................  12,049
             1997.............................   7,736
             1998.............................   5,529
             Thereafter.......................   5,531
                                               -------
             Total minimum rentals due........ $68,808
                                               =======

  Rental expense, including rentals under short term leases, comprised the following (000's omitted):

                                                       1991     1992     1993
                                                      -------  -------  -------
      Minimum rentals................................ $64,630  $58,742  $28,440
      Contingent rentals.............................   4,916    2,418      112
      Sublease income................................  (1,070)    (896)    (570)
                                                      -------  -------  -------
        Total rental expense......................... $68,476  $60,264  $27,982
                                                      =======  =======  =======

  Most leases provide for additional payments of real estate taxes, insurance, and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments, as part of the minimum rentals.

EMPLOYEE BENEFITS

 Pension Plans

  The Company participates with other companies in the apparel industry in making collectively-bargained contributions to pension funds covering most of its union employees. The contribution rate of applicable payroll is based on the actuarially recommended amount necessary to fund the costs of the benefits. Pension costs relating to multi-employer plans were approximately $12 million in 1991, $10 million in 1992 and $8 million in 1993.

  The Multi-Employer Pension Plan Amendment Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans, whereupon separate actuarial calculations would be made to determine the Company's position with respect to multi-employer plans.

  The principal Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees. Certain of the Company's subsidiaries have other defined benefit and contribution plans, in which the aggregate expense was $.6 million in 1991, $.3 million in 1992 and nominal in 1993. Under the principal pension plan, retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on an unfunded basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994.

  It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. Such contributions are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future.

  Pension data covering the principal plan for the three years ended November 30, 1993 included the following components in accordance with Statement of Financial Accounting Standards No. 87--Employers' Accounting for Pensions (000's omitted):

                                                     1991     1992     1993
                                                    -------  -------  -------
      Service cost--benefits earned during the
       period...................................... $(5,921) $(4,869) $(4,150)
      Interest cost on projected benefit
       obligation..................................  (7,222)  (7,554)  (7,607)
      Return on plan assets........................  19,025   15,674   17,452
      Net amortization and deferral................  (6,362)  (1,438)  (3,235)
                                                    -------  -------  -------
      Net periodic pension income (expense)........ $  (480) $ 1,813  $ 2,460
                                                    =======  =======  =======

  The above amounts do not include periodic pension expense related to the benefits provided on an unfunded basis of $.2 million in 1991, $.3 million in 1992, and $.6 million in 1993.

  The Company sold its Hartmarx Specialty Stores subsidiary ("HSSI") in 1992 and the accrual of further pension benefits related to HSSI employees ceased as of the sale date. This event qualified as a curtailment under the provisions of Statement of Financial Accounting Standards No. 88. The projected benefit obligation exceeded the accumulated benefit obligation for employees of HSSI and, accordingly, the accompanying financial statements for 1992 reflect an additional pre-tax pension gain of $5.0 million, which was considered in the determination of the 1992 restructuring charge.

  Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 1993, the plan assets included 519,612 shares of the Company's stock with a market value of $3.6 million.

  The following sets forth the funded status of the principal pension plan at November 30 (000's omitted):

                                                              NOVEMBER 30,
                                                            ------------------
                                                              1992      1993
                                                            --------  --------
Actuarial present value of benefit obligations:
  Vested benefits.......................................... $(70,571) $(95,341)
  Non-vested benefits......................................   (1,105)     (949)
                                                            --------  --------
  Accumulated benefit obligation...........................  (71,676)  (96,290)
  Effect of projected future compensation levels...........  (15,497)  (16,992)
                                                            --------  --------
Projected benefit obligation...............................  (87,173) (113,282)
Plan assets, at fair value.................................  125,379   135,013
                                                            --------  --------
Plan assets in excess of projected benefit obligation......   38,206    21,731
Unrecognized net (gain) loss...............................  (10,905)    4,653
Unrecognized prior service cost............................      592       516
Unrecognized net transition asset..........................  (10,723)   (7,270)
                                                            --------  --------
Prepaid pension cost....................................... $ 17,170  $ 19,630
                                                            ========  ========

  The weighted average discount rate used in determining the projected benefit obligation was 8 3/4% in 1992 and 7% in 1993. The assumed rate of increase in future compensation levels was 6% in 1992 and 5.5% in 1993, and the expected long term rate of return on the Company sponsored plan assets was 8 3/4% in 1992 and 1993.

 Savings Investment and Employee Stock Ownership Plans

  The Company offers an employee savings-investment plan, The Hartmarx Savings-Investment Plan ("SIP"), which is a qualified salary reduction plan under
Section 401(k) of the Internal Revenue Code.

Eligible participants in SIP can invest from 1% to 16% of earnings among several investment alternatives, including a company stock fund. Employees participating in this plan automatically participate in The Hartmarx Employee Stock Ownership Plan ("ESOP"). Participation in SIP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made through the ESOP, based on the employee's level of participation, and invested in common stock of the Company. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. In 1992 and 1993, the employer contribution was one-fourth of the first 1% contributed by the employee plus one-twentieth thereafter. During 1991, the employer contribution was one-fourth of employee's contribution up to the 6% limit. The Company's expense related to the ESOP is based upon the principal and interest payments on the ESOP loan, the dividends on unallocated ESOP shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense, which approximates the Company's annual contributions, was $2.8 million in 1991, $2.1 million in 1992 and $2.2 million in 1993. At November 30, 1993, the assets of SIP and ESOP funds had a market value of approximately $39.1 million, of which approximately $17.4 million was invested in 2,491,059 shares of the Company's common stock.

 Health Care and Postretirement Benefits

  Certain of the Company's subsidiaries make contributions to multi-employer union health and welfare funds pursuant to collective bargaining agreements. These payments are based upon wages paid to the Company's active union employees.

  Health and insurance programs are also made available to non-union active and retired employees and their eligible dependents. Retirees, who elect to receive the coverage, make contributions which offset the full cost of the retiree program. Statement of Financial Accounting Standards No. 106--Employers' Accounting for Postretirement Benefits Other than Pensions requires the recognition of an obligation related to employee service pursuant to a postretirement benefit plan and is mandatory for the Company's fiscal year ending November 30, 1994. Adoption of the statement will have no impact on cash flows. Since the retiree contributions offset the full cost of the available medical programs, no transition obligation is expected upon adoption and, accordingly, there would be no effect on either net income or shareholders' equity.

EQUITY SALE

  On September 21, 1992, the Company entered into an agreement with Traco International, N.V., a Netherlands Antilles Corporation ("Traco"), pursuant to which Traco agreed to purchase 5,714,286 shares of common stock of the Company and receive a three-year warrant to purchase an additional 1,649,600 shares of common stock of the Company at an exercise price of $6.50 per share, for an aggregate purchase price of $30 million. The agreement was completed effective as of December 30, 1992. Traco is also party to an agreement with the Company providing representation on the Company's Board of Directors and restricting Traco's rights to acquire, sell and vote the Company's shares.

STOCK PURCHASE RIGHTS

  A dividend of one Right per common share was distributed to stockholders of record January 31, 1986, and effective July 12, 1989, the Agreement governing the Rights was amended. Each common share, adjusted for the May 1986 3-for-2 stock split, now represents .6667 Right. Each Right, expiring January 31, 1996, continues to represent a right to buy from the Company 1/100th of a share of Series B Junior Participating Preferred Stock, $1.00 par value, at a price of $120. This dividend distribution of the Rights was not taxable to the Company or its stockholders.

  Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless a person or group acquires 15 percent or more, or announces an offer to acquire 15 percent or more, of the Company's common shares. Following an acquisition of 15 percent or more of the Company's common shares (a "Stock Acquisition"), each Right holder, except the 15 percent or more stockholder, has the right to receive, upon exercise, common shares valued at TWICE the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the 15 percent or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror's stock having a value of TWICE the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired.

  Generally, Rights may be redeemed for $.033 cents each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. In connection with the previously discussed sale of 5.7 million shares of common stock and three year warrant to purchase an additional 1.6 million shares ("stock sale"), the Agreement governing the Rights was amended to exclude the stock sale from qualifying as an event which would give rise to the distribution or exercisability of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

  At the annual meeting in April 1993, a majority of the stockholders voted in favor of a non-binding stockholder proposal calling for either the submission of the Rights Plan to a binding shareholder vote or a redemption of the Rights. However, the Company's current financing agreements prohibit the purchase or redemption of the Rights.

STOCK OPTION PLANS

  The Company has stock option plans under which officers and key employees may be granted options to purchase the Company's common stock at prices equal to the fair market value at date of grant. Generally, options under the 1982 and 1985 Stock Option Plans are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after date of grant for participants employed by the Company for at least five years. A portion of the options granted under the 1988 Stock Option Plan have exercise provisions similar to the other plans; the remaining grants become exercisable over a three to five year period based upon the achievement of company-wide performance goals. Under certain circumstances, the vesting may be accelerated. All options expire ten years after date of grant under the Plans.

  The 1982, 1985 and 1988 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder a combination of stock and cash equal to the gain in market price from the grant until its exercise; the cash payment is limited to one-half of the gain. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. The 1985 and 1988 Plans provide for the discretionary grant of restricted stock awards which allows the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

  The 1988 Plan provides for an annual grant of Director Stock Options (DSO) to outside members of the Board of Directors at market value on the date of grant. In addition, each outside director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares to be granted is based on the annual retainer divided by the market value minus one dollar and the exercise price is $1. Each outside director is also eligible for an annual grant of a Director Deferred Stock Award

(DDSA) equal to 150 DDSA units, with a unit equal to one share of the Company's common stock; DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Plan. During fiscal 1993, 23,336 DSO were granted, no DSO were exercised and 64,132 DSO were outstanding at November 30, 1993.

  Stock options outstanding at November 30, 1993 included 265,989 shares granted in tandem with stock appreciation rights. Activity for 1992 included the October 14th grant of 326,500 stock options at $5.25 per share, which exceeded the market price of $3.83 per share, to employees who agreed to the cancellation of 1,035,606 options granted to them from 1983 through 1992. In general, one-third of these options are exercisable on each of the first three anniversaries of the grant date. Options for 503,140 shares were exercisable at November 30, 1993 at prices ranging from $5.25 to $30.81. At November 30, 1993, 2,012,161 shares were reserved for options and restricted stock awards granted or to be granted including 496,181 shares for future stock options and/or restricted stock awards (958,770 at November 30, 1992).

  Information regarding stock option activity for the three years ended November 30, 1993 is as follows:

                                                   NUMBER OF
                                                     SHARES    PRICE PER SHARE
                                                   ----------  ----------------
      Balance at November 30, 1990................  1,532,750  $ 6.00 to $31.62
        Granted...................................    326,000  $ 7.31 to $12.50
        Expired or terminated.....................    (86,166) $10.81 to $31.62
                                                   ----------
      Balance at November 30, 1991................  1,772,584  $ 6.00 to $31.62
        Granted...................................    458,655  $ 5.25 to $ 7.25
        Expired or terminated..................... (1,342,798) $ 6.00 to $31.62
                                                   ----------
      Balance at November 30, 1992................    888,441  $ 5.25 to $30.81
        Granted...................................    368,000  $ 6.88 to $ 7.06
        Expired or terminated.....................   (230,650) $ 5.25 to $30.81
                                                   ----------
      Balance at November 30, 1993................  1,025,791  $ 5.25 to $30.81
                                                   ==========

LEGAL PROCEEDINGS

  The Company is involved in certain litigation as described in "Item 3--Legal Proceedings." The Company believes that it has meritorious defenses to the actions against the Company referred to under such caption and that such actions will not have a material adverse effect on the Company's financial condition.

OPERATING SEGMENT INFORMATION

  The Company is engaged in the business of manufacturing and marketing apparel to unaffiliated retailers (identified below as the wholesale segment) and directly to consumers through its owned retail stores and catalogs (identified below as the direct-to-consumer segment and previously called the retail segment). Information on the Company's wholesale and direct-to-consumer operations for the three years ended November 30, 1993 is summarized as follows (in millions):

                                                           1991
                                             ----------------------------------
                                                       DIRECT-
                                                         TO-
                                             WHOLESALE CONSUMER ADJ.   CONSOL.
                                             --------- -------- -----  --------
   Sales to unaffiliated customers..........  $578.0    $637.3    --   $1,215.3
   Earnings (loss) before taxes.............    27.2     (41.2) (46.0)    (60.0)
   Gross assets at year end.................   328.0     372.7   39.1     739.8
   Depreciation and amortization............     9.6      23.6    0.6      33.8
   Property additions.......................     7.2       8.2    0.1      15.5
                                                           1992
                                             ----------------------------------
                                                       DIRECT-
                                                         TO-
                                             WHOLESALE CONSUMER ADJ.   CONSOL.
                                             --------- -------- -----  --------
   Sales to unaffiliated customers..........  $592.3    $461.6    --   $1,053.9
   Earnings (loss) before taxes.............    24.8    (198.5) (53.2)   (226.9)
   Gross assets at year end.................   367.4      98.4   46.2     512.0
   Depreciation and amortization............    10.8      15.8    0.3      26.9
   Property additions.......................     4.2       5.3    --        9.5
                                                           1993
                                             ----------------------------------
                                                       DIRECT-
                                                         TO-
                                             WHOLESALE CONSUMER ADJ.   CONSOL.
                                             --------- -------- -----  --------
   Sales to unaffiliated customers..........  $567.3    $164.7    --   $  732.0
   Earnings (loss) before taxes.............    36.8       2.5  (32.9)      6.4
   Gross assets at year end.................   313.4      73.3   18.4     405.1
   Depreciation and amortization............     9.1       4.9    0.1      14.1
   Property additions.......................     5.3       0.6    --        5.9

  The largest customer represents approximately 12% of consolidated sales in 1993. The wholesale segment reflects products sold to unaffiliated retailers for resale to consumers, principally from the Men's Apparel Group. The direct-to-consumer segment reflects sales to end consumers through owned retail stores and catalogs, comprised of products manufactured by the Company's subsidiaries as well as products purchased from unaffiliated sources. In 1993, approximately 76% of Kuppenheimer's sales and 6% of Barrie Pace catalog sales represented products manufactured by the Company. Prior to the disposition of HSSI to an unaffiliated third party in September, 1992, sales of those products manufactured by certain of the Company's subsidiaries and sold by HSSI were reported in the direct-to-consumer segment upon their ultimate sale to consumers. Direct-to-consumer segment sales for 1992 included approximately $250 million related to sales made by HSSI prior to its disposition and $34 million related to the Old Mill stores.

  Wholesale segment earnings before taxes reflect the manufacturing gross margin associated with products sold to unaffiliated retailers. The earnings
(loss) before taxes of the direct-to-consumer segment reflect the gross margin between retail selling price and cost associated with products manufactured by the Company and those purchased from unaffiliated sources. Segment results for 1992 include pre-tax restructuring charges of $190.8 million, principally attributable to the disposition and liquidation of retail operations. Direct-to-consumer segment assets reflect the disposition of HSSI during 1992. The direct-to-consumer segment results for 1991 include the $13.5 million of expenses provided for the retail consolidation.

  Operating expenses incurred by the Company in generating sales are charged against the respective segment's sales; indirect operating expenses are allocated to the segments benefited. Segment results exclude any allocation of general corporate expense, interest expense or income taxes.

  Adjustments of earnings before taxes consist of interest expense and general corporate expenses. Adjustments of gross assets are for cash, recoverable income taxes and corporate properties, investments and other assets. Adjustments of depreciation and amortization and net property additions are for corporate properties.

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

  Selected quarterly financial and common share information for each of the four quarters in fiscal 1992 and 1993 is as follows (000's omitted):

                                          FIRST     SECOND    THIRD     FOURTH
1992                                     QUARTER   QUARTER   QUARTER   QUARTER
- ----                                     --------  --------  --------  --------
Net sales............................... $304,740  $273,584  $264,065  $211,560
Gross profit............................  103,386   102,119    80,379    64,420
Net earnings (loss).....................   (6,595)   (5,670) (213,605)    5,625
Net earnings (loss) per share...........     (.26)     (.22)    (8.30)      .22
                                          FIRST     SECOND    THIRD     FOURTH
1993                                     QUARTER   QUARTER   QUARTER   QUARTER
- ----                                     --------  --------  --------  --------
Net sales............................... $186,931  $171,907  $188,993  $184,149
Gross profit............................   53,993    55,073    53,536    64,199
Net earnings (loss).....................   (1,235)   (3,480)    1,910     9,025
Net earnings (loss) per share...........     (.04)     (.11)      .06       .29

  The net loss for the third quarter of 1992 includes $190.8 million or $7.44 per share after-tax restructuring charge. The full year 1992 loss per share was $8.59 compared to $8.56 when aggregating the individual quarters, the difference attributable to the number of outstanding shares during the third quarter when the restructuring charge was recorded.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information to be included under the caption "Information About Nominees For Directors" contained in the section entitled "Election of Directors" in the Company's definitive Proxy Statement for the annual meeting of stockholders to be held April 14, 1994 (the "Proxy Statement") which will be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

  Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Form 10-K Annual Report.

ITEM 11--EXECUTIVE COMPENSATION

  Information to be included under the captions "Executive Officer Compensation" and "Information About Nominees for Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information to be included under the captions "Information About Nominees for Directors" and "Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information to be included under the caption "Information About Nominees for Directors" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

    Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 16 are filed as part of this Annual Report.

  (a)(2) Financial Statement Schedules

    Financial Statement Schedules for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 16 are filed as part of this Annual report.

                                                                            PAGE
                                                                            ----
  Consent of Independent Accountants....................................... F-2
  (a)(3) Index to Exhibits.................................................  37

  (b) Reports on Form 8-K

    The Registrant did not file any reports on Form 8-K during the quarter ended November 30, 1993.

                              HARTMARX CORPORATION

                               INDEX TO EXHIBITS

     EXHIBIT NO.
         AND
     APPLICABLE
     SECTION OF
       601 OF
     REGULATION
         S-K
     -----------
      3-A        Restated Certificate of Incorporation.
      3-A-1      Certificate of Stock Designation for Series B Junior
                 Participating Preferred Stock.
      3-A-2      Certificate of Amendment for increase in authorized
                 shares of Common Stock.
      3-A-3      Certificate of Amendment adding Article Fourteenth
                 limiting director liability as provided under Delaware
                 General Corporation Law (S) 102(b)(7).
     *3-A-4      Amended Certificate of Designation for Series B Junior
                 Participating Preferred Stock (Exhibit 3-A-4 to Form 10-
                 K for the year ended November 30, 1992), (1).
      3-B        By-laws of the Company as amended to the date hereof.
     *4-A        Rights Agreement, dated as of January 17, 1986, between
                 the Company and The First National Bank of Chicago
                 (Exhibit 1 to Registration Statement on Form 8-A
                 effective January 31, 1986), (1).
     *4-A-1      Amendment to Rights Agreement, dated as of July 12,
                 1989, among the Company, The First National Bank of
                 Chicago and First Chicago Trust Company of New York
                 (Exhibit 4-B-1 to Form 10-Q for the quarter ended May
                 31, 1989), (1).
     *4-A-2      Second Amendment to Rights Agreement, dated as of
                 September 20, 1992, between the Company and First
                 Chicago Trust Company of New York (Exhibit 4-A-2 to Form
                 10-K for the year ended November 30, 1992), (1).
     *4-A-3      Third Amendment to Rights Agreement, dated as of
                 December 30, 1992, between the Company and First Chicago
                 Trust Company of New York (Exhibit 4-A-3 to Form
                 10-K for the year ended November 30, 1992), (1).
     *4-B        Override Agreement, dated as of December 30, 1992, among
                 the Company and certain of the Company's subsidiaries
                 named therein as Borrowers, certain financial
                 institutions named therein as Lenders, and The First
                 National Bank of Chicago as MOF Agent for certain
                 Lenders and as Collateral Agent for all of the Lenders
                 (Exhibit 4-B to Form
                 10-K for the year ended November 30, 1992), (1).
     *4-B-1      Amendment No. 1, Waiver No. 1 and Consent No. 1, dated
                 as of May 21, 1993, to Certain Override Documents
                 (Exhibit 4-B-1 to Form 10-Q for the quarter ended May
                 31, 1993), (1).
      4-B-2      Amendment No. 2, Waiver No. 2 and Consent No. 2, dated
                 as of December 20, 1993, to Certain Override Documents.
     *4-C        Senior Bridge Loan and Letter of Credit Agreement, dated
                 as of December 30, 1992, for $35,000,000 among certain
                 of the Company's subsidiaries as Borrowers and
                 Guarantors, the Company and certain other subsidiaries
                 of the Company as Guarantors, certain financial
                 institutions named therein, National Westminster Bank
                 PLC, New York Branch, as Agent, and The First National
                 Bank of Chicago as Co-Agent and as Collateral Agent
                 (Exhibit 4-C to Form 10-K for the year ended November
                 30, 1992), (1).

     EXHIBIT NO.
         AND
     APPLICABLE
     SECTION OF
       601 OF
     REGULATION
         S-K
     -----------
     *4-C-1      Amendment No. 1, Waiver No. 1 and Consent No. 1, dated
                 May 21, 1993, to Senior Bridge Loan and Letter of Credit
                 Agreement and Other Loan Documents (Exhibit
                 4-C-1 to Form 10-Q for the quarter ended May 31, 1993),
                 (1).
      4-C-2      Amendment No. 2, Waiver No. 2 and Consent No. 2, dated
                 December 20, 1993, to Senior Bridge Loan and Letter of
                 Credit Agreement and Other Loan Documents.
     *9-A        Stockholders Agreement, dated as of September 20, 1992,
                 between the Company and Traco International, N.V.
                 (Exhibit 9-A to Form 10-K for the year ended November
                 30, 1992), (1).
     *10-B-1     1988 Stock Option Plan (Exhibit A to Proxy Statement of
                 the Company relating to the 1988 Annual Meeting, (1).**
      10-B-2     1985 Stock Option Plan, as amended.**
      10-C-1     Hartmarx Long-Term Incentive Plan.**
      10-C-2     Description of Hartmarx Management Incentive Plan.**
      10-D-1     Form of Deferred Compensation Agreement, as amended,
                 between the Company and Directors Abboud, Baldrige,
                 Farley, Jacobs, Marshall and Segnar.**
     *10-D-2     Form of First Amendment to Director Deferred
                 Compensation Agreement between the Company and Directors
                 Abboud, Baldrige, Farley, Jacobs, Marshall and Segnar
                 (Exhibit 10-D-2 to Form 10-K for the year ended November
                 30, 1989), (1).**
      10-E-1     Form of Deferred Compensation Agreement, as amended,
                 between the Company and Messrs. Hand, Patel, Stein and
                 Morgan.**
     *10-E-2     Form of First Amendment to Executive Deferred
                 Compensation Agreement between the Company and Messrs.
                 Hand, Patel, Stein and Morgan (Exhibit 10-E-2 to Form
                 10-K for the year ended November 30, 1989), (1).**
     *10-F-1     Employment Agreement between the Company and Elbert O.
                 Hand (Exhibit 10-F-1 to Form 10-K for the year ended
                 November 30, 1992), (1).**
     *10-F-2     Employment Agreement between the Company and Homi B.
                 Patel (Exhibit 10-F-2 to Form 10-K for the year ended
                 November 30, 1992), (1).**
     *10-F-3     Employment Agreement between the Company and Carey M.
                 Stein (Exhibit 10-F-3 to Form 10-K for the year ended
                 November 30, 1992), (1).**
     *10-F-4     Consulting Agreement between the Company and Jerome Dorf
                 (Exhibit 10-F-4 to Form 10-K for the year ended November
                 30, 1992), (1).**
      10-F-5     Form of Severance Agreement between the Company and
                 Executive Officers Frank A. Brenner, James E. Condon,
                 Kenneth A. Hoffman and Glenn R. Morgan.**
     *10-F-6     Form of Amendment to Severance Agreement between the
                 Company and Executive Officers Frank A. Brenner, James
                 E. Condon, Kenneth A. Hoffman and Glenn R. Morgan
                 (Exhibit 10-F-9 to Form 10-K for the year ended November
                 30, 1989), (1).**
      10-F-7     Employment Agreement between the Company and Wallace L.
                 Rueckel.**
      10-G-1     Form of Indemnity Agreement between the Company and
                 Directors Abboud, Baldrige, Cole, Farley, Hand, Jacobs,
                 Marsh, Marshall, Olson, Othman, Patel, Scott and Segnar.
      21         Subsidiaries of the Registrant.

     EXHIBIT NO.
         AND
     APPLICABLE
     SECTION OF
       601 OF
     REGULATION
         S-K
     -----------
      23         Consent of Independent Accountants included on page F-2
                 of this Form 10-K.
      24         Powers of Attorney, as indicated on page 40 of this Form
                 10-K.

- --------
*Exhibits incorporated herein by reference. (1) File No. 1-8501
 **Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Hartmarx Corporation
                                  (Registrant)

      /s/ Wallace L. Rueckel                       /s/ Glenn R. Morgan
By:__________________________________     and By:______________________________
 Wallace L. Rueckel                            Glenn R. Morgan
 Executive Vice President and Chief Financial Officer
                                               Senior Vice President and
                                               Controller and Chief Accounting
                                               Officer

Date: February 25, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           Elbert O. Hand*                           Homi B. Patel*
- -------------------------------------     -------------------------------------
           Elbert O. Hand                             Homi B. Patel
 Chairman, Chief Executive Officer,        President, Chief Operating Officer,
              Director                                  Director


          A. Robert Abboud*                         Charles Marshall*
- -------------------------------------     -------------------------------------
     A. Robert Abboud, Director                Charles Marshall, Director


          Letitia Baldrige*                         Charles K. Olson*
- -------------------------------------     -------------------------------------
     Letitia Baldrige, Director                Charles K. Olson, Director


          Jeffrey A. Cole*                          Talat M. Othman*
- -------------------------------------     -------------------------------------
      Jeffrey A. Cole, Director                 Talat M. Othman, Director


         Raymond F. Farley*                         Stuart L. Scott*
- -------------------------------------     -------------------------------------
     Raymond F. Farley, Director                Stuart L. Scott, Director


          Donald P. Jacobs*                          Sam F. Segnar*
- -------------------------------------     -------------------------------------
     Donald P. Jacobs, Director                  Sam F. Segnar, Director


          Miles L. Marsh*                      /s/ Wallace L. Rueckel
- -------------------------------------     -------------------------------------
      Miles L. Marsh, Director                     Wallace L. Rueckel
                                             Executive Vice President Chief
                                               Financial Officer Principal
                                                    Financial Officer


      /s/ Wallace L. Rueckel
*By:_________________________________               Glenn R. Morgan*
Wallace L. Rueckel, Attorney-in-fact      -------------------------------------
                                                     Glenn R. Morgan
                                            Senior Vice President, Controller
                                              Principal Accounting Officer
- --------

Date: February 25, 1994

                              HARTMARX CORPORATION

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

            FOR FISCAL YEARS ENDED NOVEMBER 30, 1991, 1992 AND 1993
                                (000'S OMITTED)

                                                       RESERVE FOR DOUBTFUL
                                                             ACCOUNTS
                                                      YEAR ENDED NOVEMBER 30,
                                                      -------------------------
                                                       1991     1992     1993
                                                      -------  -------  -------
Balance at beginning of year......................... $13,980  $15,153  $16,022
Charged to costs and expenses........................   7,225    6,813    3,868
Deductions from reserves(1)..........................  (6,052)  (5,944)  (9,976)
                                                      -------  -------  -------
Balance at end of year............................... $15,153  $16,022  $ 9,914
                                                      =======  =======  =======

- --------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                       SCHEDULE IX--SHORT TERM BORROWINGS

            FOR FISCAL YEARS ENDED NOVEMBER 30, 1991, 1992 AND 1993
                                (000'S OMITTED)

                                                     NOTES PAYABLE TO BANKS
                                                    FOR BORROWINGS CLASSIFIED
                                                          AS SHORT TERM
                                                     YEAR ENDED NOVEMBER 30,
                                                    ---------------------------
                                                      1991      1992     1993
                                                    --------  --------  -------
Balance at end of year............................  $178,500  $ 65,000  $25,000
Maximum amount outstanding at any month end during
 the year.........................................   178,500   234,296   50,000
Average amount outstanding during the year........    66,262   163,853   49,231
Weighted average interest rate on balance at end
 of year..........................................       7.7%      7.0%     8.0%
Weighted average interest rate during the year....       8.5%      7.0%     7.9%

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

            FOR FISCAL YEARS ENDED NOVEMBER 30, 1991, 1992 AND 1993
                                (000'S OMITTED)

                                                         CHARGED TO COSTS AND
                                                               EXPENSES
                                                          FOR THE YEAR ENDED
                                                             NOVEMBER 30,
                                                        -----------------------
                                                         1991    1992    1993
                                                        ------- ------- -------
Depreciation and amortization.......................... $33,809 $26,947 $14,107
Advertising costs......................................  48,249  33,185  20,056

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Commission File Nos. 33-21549 and 33-42202) of Hartmarx Corporation of our report dated January 12, 1994, except as to the Legal Proceedings Note, which is as of February 4, 1994, appearing on page 17 of this Form 10-K.

PRICE WATERHOUSE

Chicago, Illinois
February 25, 1994