Form 10-Q
period 1994-02-28
HARTMARX CORP/DE
filed 1994-04-14
CIK 723371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      X          OF THE SECURITIES EXCHANGE ACT OF 1934
  --------

                  For quarterly period ended February 28, 1994

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
  --------           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                              HARTMARX CORPORATION
                              --------------------

             (Exact name of registrant as specified in its charter)


          DELAWARE                                     36-3217140
          --------                                     ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


     101 NORTH WACKER DRIVE
        CHICAGO, ILLINOIS                                 60606
      -------------------                                 -----
(Address of principal executive                         (Zip Code)
         offices)


Registrant's telephone number,
     including area code                               312/372-6300
                                                       ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes    X       No
                                        -------       -------



At March 31, 1994, there were 32,264,589 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX

                                                                    Page
                                                                   Number
                                                                   ------
PART I - FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                   Consolidated Statement of Earnings for the
                   three months ended February 28, 1994 and
                   February 28, 1993.                                 3

                   Consolidated Balance Sheet as of February 28,
                   1994, November 30, 1993 and February 28, 1993.     4

                   Condensed Consolidated Statement of Cash Flows
                   for the three months ended February 28, 1994
                   and February 28, 1993.                             6

                   Notes to Consolidated Financial Statements.        7

         ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.     9



PART II - OTHER INFORMATION

         ITEM 1.   Legal Proceedings                                 11

         ITEM 6.   Exhibits and Reports on Form 8-K                  11



SIGNATURES                                                           12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                     Three Months Ended February 28,
                                     -------------------------------
                                       1994                  1993
                                     --------              --------

Net sales                             $177,891             $186,931
Interest and other income                1,487                  995
                                      --------             --------

                                       179,378              187,926
                                      --------             --------

Cost of goods sold                     127,688              132,938
Selling, administrative and
  occupancy expenses                    47,317               50,479
                                      --------             --------

                                       175,005              183,417
                                      --------             --------

Earnings before interest and taxes       4,373                4,509
Interest expense                         5,113                5,744
                                      --------             --------

Loss before taxes                         (740)              (1,235)
Tax benefit                                (20)                   -
                                      --------             --------
Net loss for the period               $   (720)            $ (1,235)
                                      ========             ========
Loss per common share
  and common share equivalent         $   (.02)            $   (.04)
                                      ========             =========

Dividends per common share            $   -                $   -
                                      ========             =========

Average number of common shares
  and common share equivalents          31,976                29,785
                                      ========              ========




         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000'S OMITTED)

                                                 Feb. 28,   Nov. 30,   Feb. 28,
                                                   1994       1993       1993
                                                 --------   --------   --------

CURRENT ASSETS

 Cash and cash equivalents                       $  1,118   $  1,507   $  1,336
 Accounts receivable, less allowance
   of $10,663, $9,914 and $12,786
   for doubtful accounts                          135,337    120,442    154,441
 Inventories                                      177,962    193,818    185,496
 Prepaid expenses                                  18,740     15,346     29,552
 Recoverable income taxes                             659        659      7,908
 Deferred income taxes                              6,025      5,943      5,728
                                                 --------   --------   --------

        Total current assets                      339,841    337,715    384,461
                                                 --------   --------   --------

OTHER ASSETS                                       11,419     10,919     11,458
                                                 --------   --------   --------

PROPERTIES

 Land                                               3,876      3,882      3,913
 Building and building improvements                58,959     58,345     56,319
 Furniture, fixtures and equipment                112,581    114,574    116,105
 Leasehold improvements                            30,006     32,155     34,802
                                                 --------   --------   --------
                                                  205,422    208,956    211,139
 Accumulated depreciation and amortization       (151,072)  (152,479)  (147,820)
                                                 --------   --------   --------
        Net properties                             54,350     56,477     63,319
                                                 --------   --------   --------
TOTAL ASSETS                                     $405,610   $405,111   $459,238
                                                 ========   ========   ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                                       Feb. 28,  Nov. 30,  Feb. 28,
                                                         1994      1993      1993
                                                       --------  --------  --------
CURRENT LIABILITIES

 Notes payable to banks                                 $35,000   $25,000  $ 50,000
 Current maturities of long term debt                       703       697       776
 Accounts payable and accrued expenses                   58,954    63,001    73,208
                                                       --------  --------  --------

        Total current liabilities                        94,657    88,698   123,984
                                                       --------  --------  --------

LONG TERM DEBT, less current maturities

 Notes payable to banks                                 123,635   128,696   156,196
 Notes payable to insurance companies                    44,880    45,000    45,000
 Industrial development bonds                            20,594    20,643    21,048
 ESOP loan guarantee                                     12,186    12,219    12,219
 Other debt, extending to 2003                              755       858     1,006
                                                       --------  --------  --------
                                                        202,050   207,416   235,469
                                                       --------  --------  --------

SHAREHOLDERS' EQUITY

 Preferred shares, $1 par value;
   2,500,000 authorized and unissued                          -         -         -
 Common shares, $2.50 par value; authorized
   75,000,000; issued 32,021,381 in February 1994,
   31,951,464 in November 1993 and
   31,740,902 in February 1993.                          80,053    79,878    79,352
 Capital surplus                                         74,522    74,256    73,594
 Retained earnings (deficit)                            (34,099)  (33,379)  (40,844)
 Unearned employee benefits                             (11,573)  (11,758)  (12,311)
                                                       --------  --------  --------
                                                        108,903   108,997    99,791
 Common shares in treasury, at cost,
   546 in February 1993.                                      -         -        (6)
                                                       --------  --------  --------
        Total shareholders' equity                      108,903   108,997    99,785
                                                       --------  --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $405,610  $405,111  $459,238
                                                       ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                           Three Months Ended February 28,
                                                           -------------------------------
                                                                  1994       1993
                                                                 -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                      $  (720)  $ (1,235)
   Reconciling items to adjust net loss to
     net cash provided by operating activities:
       Depreciation and amortization                               3,129      3,973
       Changes in:
         Receivables, inventories and prepaids                    (2,433)    24,213
         Other assets                                               (500)     3,882
         Accounts payable and accrued expenses                    (4,047)   (53,724)
         Taxes on earnings                                           (82)        79
       Adjustment of properties to net realizable value               93        505
                                                                 -------   --------
   Net cash used in operating activities                          (4,560)   (22,307)
                                                                 -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                           (1,095)      (951)
                                                                --------   --------
   Net cash used in investing activities                          (1,095)      (951)
                                                                --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in notes payable to banks                   4,939    (28,100)
   Decrease in other long term debt                                 (299)      (257)
   Proceeds from equity sale                                           -     29,880
   Proceeds from other equity transactions                           626        715
                                                                --------   --------
   Net cash provided by financing activities                       5,266      2,238
                                                                --------   --------

   Net decrease in cash and cash equivalents                        (389)   (21,020)
   Cash and cash equivalents at beginning of period                1,507     22,356
                                                                --------   --------
   Cash and cash equivalents at end of period                   $  1,118   $  1,336
                                                                ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash paid (received) during period for:
       Interest expense                                         $  4,700   $  5,800
       Income taxes                                                  100       (100)

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1993. Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 -- Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires recognition of a liability for postretirement benefits as the employee renders service, rather than as claims are paid or incurred. Since the retiree contributions offset the full cost of the available medical programs, no transition obligation existed at adoption and, accordingly, there was no effect on either net income or shareholders' equity.


NOTE 2

The calculation of loss per share for each period is computed based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


NOTE 3

As described in the "Restructuring and Retail Consolidation Charges" footnote to the 1993 Annual Report on Form 10-K, fiscal 1992 third quarter and full year results included pre-tax restructuring charges aggregating $190.8 million ("the Restructuring"). The operational aspects of the Restructuring have been implemented. Following the sale of Hartmarx Specialty Stores, Inc. ("HSSI") in September, 1992 for a note due on September 18, 1994, all of the Old Mill stores operated by the Company's Country Miss subsidiary were closed. The store closings associated with the Company's Kuppenheimer subsidiary were substantially completed by January, 1994. Production facilities supporting the above noted operations have been closed or sold along with facilities related to the rainwear and military and commercial uniform businesses. At February 28, 1994, accrued restructuring charges of $6 million were included in the accounts payable and accrued expenses caption in the accompanying balance sheet ($8 million at November 30, 1993 and $22 million at February 28, 1993) principally relating to lease, severance and employee benefit obligations.


NOTE 4

On March 23, 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("the Notes") in a public offering, and also entered into a new three year financing agreement ("the Credit Facility") with a group of nine lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. Proceeds from these two transactions were utilized to repay $236 million of borrowings then outstanding related to the Override Agreement, the Company's principal lending facility then in effect. The Override Agreement and related Bridge Facility were terminated upon completion of the Notes and Credit Facility transactions.

Borrowing availability under the Credit Facility will be utilized to finance ongoing working capital and letter of credit requirements and for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and eligible inventory and are maintained as either base rate or LIBOR loans, at rates which are (i) 1.5% over the greater of
(a) a rate based on the weighted average of rates of the 90-day commercial paper rate or (b) the base rate utilized by Bankers Trust Company or (ii) LIBOR plus 2.50%. The Credit Facility contains certain provisions for these rates to decline upon the achievement of certain operating performance ratios. Financing fees pertaining to the Notes and Credit Facility aggregated $5.9 million and will be amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

The Notes and Credit Facility contain various restrictive covenants pertaining to minimum net worth, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default.

Earlier in fiscal 1994, two industrial development bonds (IDBs) aggregating $15.5 million associated with the Override Agreement, were refinanced independent of the Override Agreement. The $7.5 million IDB matures on July 1, 2014, while the $8.0 million IDB is due on July 1, 2015. The IDBs are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003; the effective interest rate on these obligations is 7.5%.

As a result of the refinancing noted above, the Company will record an extraordinary pre-tax charge in the second fiscal quarter of 1994 of approximately $4.0 million, representing the loss from early extinguishment of debt.


NOTE 5

Inventories at each date consisted of (000's omitted):


                      Feb. 28,    Nov. 30,    Feb. 28,
                        1994        1993        1993
                      --------    --------    --------

   Raw materials      $ 40,736    $ 44,370    $ 48,270
   Work-in-process      25,260      26,468      22,091
   Finished goods      111,966     122,980     115,135
                      --------    --------    --------
                      $177,962    $193,818    $185,496
                      ========    ========    ========


Inventories are stated at the lower of cost or market. Approximately 18%, 23% and 12% of the Company's inventories, primarily work-in-process and finished goods, are valued using the last-in, first-out (LIFO) method at February 28, 1994, November 30, 1993 and February 28, 1993, respectively. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

                              HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition from November 30, 1993 to February 28, 1994
- --------------------------------------------------------------------------

Since November 30, 1993, net accounts receivable increased $14.9 million or 12.4% to $135.3 million, reflecting the normal seasonal increase from shipments by the Men's Apparel Group. Inventories of $178.0 million declined $15.9 million or 8.2%, principally due to seasonal shipments by the Men's Apparel Group and Kuppenheimer sales during the Christmas selling season. Net properties decreased $2.1 million to $54.4 million reflecting depreciation exceeding additions; capital expenditures are anticipated to be approximately $1 million less than depreciation expense for the year. Total debt, including current maturities and the ESOP loan guarantee, increased $4.6 million to $237.8 million and represented 68.6% of total capitalization compared to 68.1% at November 30, 1993.


Changes in Financial Condition from February 28, 1993 to February 28, 1994
- --------------------------------------------------------------------------

Net accounts receivable declined $19.1 million or 12.4% to $135.3 million, principally attributable to the Men's Apparel Group reflecting improved collections in continuing businesses and the disposition of its uniform and outerwear businesses. The allowance for doubtful accounts decreased $2.1 million to $10.7 million representing 7.3% and 7.6% of gross receivables in 1994 and 1993, respectively; the higher 1993 amount and ratio was primarily attributable to higher reserves for consumer receivables that remained after disposal of certain retail operations. Inventories of $178.0 million declined $7.5 million or 4.1%, principally attributable to discontinued operations, including 53 fewer Kuppenheimer stores. Prepaid expenses of $18.7 million decreased $10.8 million, as 1993 included payments and deposits associated with employee benefits and a commercial letter of credit program with a financial institution. Net properties of $54.4 million declined $9.0 million, primarily reflecting depreciation expense exceeding capital additions. Accounts payable and accrued expenses declined $14.3 million, principally attributable to payments related to the Restructuring. Total debt of $237.8 million decreased $48.5 million compared to February 28, 1993 and represented 68.6% of total capitalization compared to 74.2% last year. The lower percentage this year primarily reflected the repayment of debt along with higher equity from the trailing year earnings and the proceeds from stock sales to employee benefit plans.


Results of Operations -- First Quarter 1994 Compared to First Quarter 1993
- --------------------------------------------------------------------------

Consolidated sales declined $9.0 million or 4.8% to $178.0 million from $186.9 million in 1993. After reflecting the disposition of a uniform business, the closing of more than 50 Kuppenheimer locations and a reduction in sales to HSSI, the Company's former specialty stores unit, revenues increased approximately $5 million in 1994 compared to 1993. Sales in the continuing businesses of the Men's Apparel Group increased approximately 5% after excluding the first quarter sales to HSSI which declined to $7 million in 1994 compared to $13 million 1993. Kuppenheimer's sales declined approximately 10%, attributable to the fewer Kuppenheimer stores, as Kuppenheimer's comparable store sales improved slightly. First quarter sales in the women's businesses declined 3% as increases in the Barrie Pace catalog were more than offset by a decline at International Women's Apparel. Interest and other income increased $.5 million, principally from higher licensing income.

The consolidated gross margin percentage to sales was 28.2% compared to 28.9% last year. The Men's Apparel Group comprised a greater percentage of consolidated sales in 1994 compared to 1993, while Kuppenheimer's proportionate percentage declined; as gross margins are lower in the Men's Apparel Group compared to Kuppenheimer (along with a lower selling, administrative and occupancy expense ratio to sales), this mix change represented the principal factor causing the lower gross margin percentage to sales. The Men's Apparel Group and Kuppenheimer first quarter 1994 gross margin rate was each approximately the same as the comparable period of 1993; gross margins in the women's businesses declined, principally attributable to International Women's Apparel. Consolidated selling, administrative and occupancy expenses declined $3.2 million to $47.3 million and represented 26.6% of sales compared to 27.0% last year. The lower percentage to sales reflected in part the greater proportion of Men's Apparel Group sales to total sales; also, the Men's Apparel Group and Kuppenheimer each achieved dollar decreases in operating expenses.
The ratio in the women's businesses was unfavorable to 1993, in part attributable to lower sales. Earnings before interest, taxes and depreciation ("EBITDA") were $7.5 million in 1994 compared to $8.5 million in 1993; EBITDA was approximately the same as the prior period after considering the effect of the lower sales to HSSI, sales of the Kuppenheimer stores that have been closed and the disposition of the uniform business. Earnings before interest expense and taxes were $4.4 million in 1994 compared to $4.5 million last year.
Interest expense declined $.6 million to $5.1 million, primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $.5 million in 1994 and $.4 million in 1993. The consolidated net loss for 1994 was $.7 million or $.02 per share compared to a net loss of $1.2 million or $.04 per share in 1993.

                          PART II -- OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

     In connection with the Chapter 11 bankruptcy proceedings, Cook County, Illinois Circuit Court proceedings and related federal court proceedings involving HSSI, HSSA Group, Ltd. ("HSSA") and Maurice L. Rothschild & Co. ("MLR") described in the Company's Annual Report on Form 10-K for the year ended November 30, 1993, the Company, HSSI, HSSA and MLR have agreed, under certain conditions, to forebear from prosecuting their claims in such proceedings until May 15, 1994 in order to facilitate discussions regarding a possible consensual resolution of such matters. Pursuant to such agreement, the Company dismissed without prejudice its January 19, 1994 complaint against the directors of HSSA. The agreement may be terminated by any party upon ten days' written notice and there can be no assurance that any such resolution will result from such discussions.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          Exhibit 4-D Indenture, dated as of March 15, 1994, between the Company and Bank One Wisconsin Trust Company, N.A., Trustee, relating to the 10 7/8% Senior Subordinated Notes due 2002 of Hartmarx Corporation.

          Exhibit 4-E Credit Agreement, dated as of March 23, 1994, among the
                      Company, the Lenders listed therein and General Electric Capital Corporation, as Managing Agent and Collateral Agent.


     (b)  No reports on Form 8-K were filed during the first quarter of 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HARTMARX CORPORATION



April 13, 1994                   By   WALLACE L. RUECKEL
                                      -----------------------------------
                                      Wallace L. Rueckel
                                      Executive Vice President and
                                       Chief Financial Officer

                                      (Principal Financial Officer)



April 13, 1994                   By   GLENN R. MORGAN
                                      -----------------------------------
                                      Glenn R. Morgan
                                      Senior Vice President and Controller

                                      (Chief Accounting Officer)