Form 10-K/A
period 1993-11-30
HARTMARX CORP/DE
filed 1994-06-27
CIK 723371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              HARTMARX CORPORATION
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1993 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following

     Exhibits:

     Number    Description
     ------    -----------

      99 The information required by form 11-K for 1993 for The Hartmarx Savings-Investment Plan (the Plan) (Commission Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-83433, 33-6194 and
               33-42202), including the following Plan financial statements:

                    Index to Financial Statements
                    Report of Independent Accountants.
                    Statement of Assets, Liabilities and Plan
                     Equity at December 31, 1993 and 1992.
                    Statement of Income and Changes in Plan
                     Equity for the Year Ended December 31, 1993.
                    Notes to Financial Statements.
                    Consent of Independent Accountants.
                    Supplementary Schedules:
                     Assets Held for Investment at December 31,
                      1993 (Schedule I).
                     Reportable Transactions - Series of
                      Security Transactions (Schedule II).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARTMARX CORPORATION
                                         --------------------
                                         (Registrant)


Date:  June 27, 1994                 By: GLENN R. MORGAN
                                         ----------------------------
                                         Glenn R. Morgan
                                         Senior Vice President and
                                          Controller, Chief
                                          Accounting Officer

                     THE HARTMARX SAVINGS-INVESTMENT PLAN
                     ------------------------------------

                             FINANCIAL STATEMENTS
                             --------------------

                          DECEMBER 31, 1993 AND 1992
                          --------------------------

                      THE HARTMARX SAVINGS-INVESTMENT PLAN
                      ------------------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                    Page
                                                                    ----

 Report of Independent Accountants                                    1

 Financial Statements:

   Statement of Assets, Liabilities and Plan
     Equity at December 31, 1993 and 1992                             2

   Statement of Income and Changes in Plan
     Equity for the Year Ended December 31,
     1993                                                             3

   Notes to Financial Statements                                    4-15

 Supplementary schedules:

  Assets Held for Investment at December 31, 1993 (Schedule I)

  Reportable Transactions - Series of Security Transactions (Schedule II)



 The information in Schedules I and II is based on information certified by Vanguard Fiduciary Trust Company, custodian of the investment assets of The Hartmarx Savings-Investment Plan, or by Continental Bank, N.A., trustee of The Hartmarx Savings-Investment Plan.

 Schedules not included as supplemental data have been omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

 June 24, 1994

 To the Participants of The Hartmarx Savings-Investment Plan and the Board of Directors of Hartmarx Corporation

 In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Hartmarx Savings-Investment Plan at December 31, 1993 and 1992, and the results of its operations and the changes in its plan equity for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Hartmarx Corporation; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

 Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by the Employee Retirement Income Security Act of 1974. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



 PRICE WATERHOUSE

 Chicago, Illinois

                     THE HARTMARX SAVINGS-INVESTMENT PLAN
               STATEMENT OF ASSETS, LIABILITIES AND PLAN EQUITY
                          DECEMBER 31, 1993 AND 1992

                                           1993         1992
                                        -----------  -----------

 ASSETS:
    Investments (Notes 6 and 7):
      Hartmarx Corporation common
        stock at market value.........  $11,989,369  $12,980,469
      Vanguard Mutual Funds:
        GNMA Portfolio................    6,301,616    8,205,918
        Money Market Reserve - Prime
          Portfolio...................      548,575      736,341
        Index 500 Portfolio...........    2,609,505    1,998,343
        STAR Fund Portfolio...........    3,484,079    2,329,448
      Vanguard Variable Rate
        Investment Contract Trust.....    6,490,696    6,620,807
      Unallocated deposit
        administration group annuity
        insurance contracts...........    1,551,127    3,335,384
      Loans to participants...........    1,182,360    1,413,395
                                        -----------  -----------
                                         34,157,327   37,620,105

    Due from Hartmarx Corporation:
      Employee contributions..........      512,341      525,481
      Employee loan repayments........       46,764       70,686
      Other...........................                    74,523
    Accrued investment income.........          317        1,572
    Cash..............................        1,504        1,506
                                        -----------  -----------
                                         34,718,253   38,293,873
 LIABILITIES:
    Due to Hartmarx Corporation.......      112,068
    Administrative expenses payable...       29,029       15,276
                                        -----------  -----------

 TOTAL EQUITY                           $34,577,156  $38,278,597
                                        ===========  ===========



                See accompanying notes to financial statements.

                     THE HARTMARX SAVINGS-INVESTMENT PLAN
                STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1993





    Investment income:
     Dividends on shares of registered
      investment companies.............................. $   696,173
     Earnings from money market mutual
      fund..............................................      18,402
     Earnings from Vanguard Investment
      Contract Trust....................................     418,107
     Interest income....................................      26,342
     Interest income on participant loans...............      84,491
                                                         -----------
       Total dividends, interest and earnings...........   1,243,515

     Net gain on distributions of stock to
      participants......................................     507,564
     Net gain on sales of investments...................      93,254
     Unrealized appreciation of investments.............   1,357,844
                                                         -----------

       Total income.....................................   3,202,177

    Participants' contributions.........................   4,850,790
    Administrative expenses.............................     (30,349)
    Distributions to participants.......................  (5,582,551)
    Distributions to other benefit provider for
     participants (Note 5)..............................  (6,141,508)
                                                         -----------

    Net increase (decrease) in Plan equity..............  (3,701,441)

    Plan equity:
     Beginning of year..................................  38,278,597
                                                         -----------

     End of year........................................ $34,577,156
                                                         ===========



                See accompanying notes to financial statements.

                     THE HARTMARX SAVINGS-INVESTMENT PLAN
                     ------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

 NOTE 1 - Plan Description:
 -------------------------

 The Hartmarx Savings-Investment Plan ("Plan") is a defined contribution plan available to employees of Hartmarx Corporation ("Hartmarx") and certain subsidiary and affiliated companies (collectively with Hartmarx, the "Employers") meeting specified requirements as to length of service and age and who are not included in a collective bargaining unit having a labor agreement providing retirement benefits. Eligible employees electing to participate in the Plan also automatically participate in The Hartmarx Retirement Income Plan, a noncontributory defined benefit plan, and, in the Hartmarx Employee Stock Ownership Plan ("ESOP"), a trusteed employee stock ownership plan.

 Participant Contributions:
 -------------------------

 Participants may contribute from 1% to 16% (in whole percentages) of their annual earnings through regular payroll deductions. The first 6% of earnings contributed are considered "matched" contributions and determine the Employer contributions as described below. Contributions in excess of 6% of earnings are considered "voluntary" contributions and are not matched with any Employer contributions. At the election of the participant, participant contributions in excess of 1% of earnings may be made on a pre-tax basis under Section 401(k) of the Internal Revenue Code ("Code") (to a statutory limit of $8,994 in 1993), or on an after-tax basis; the first 1% of participant earnings contributed are on an after-tax basis. Under certain circumstances provided for by Internal Revenue Service regulations, participant contributions on both pre-tax and after-tax bases may be further limited. Participants may change or cease contributions without withdrawing from the Plan as participants.

 Employer Contributions:
 ----------------------

 Employer contributions are made to the ESOP. During 1993, the Employers contribution was 25% of the first 1% of each participant's earnings withheld as matched contributions and 5% of all other matched participant contributions. Employer contributions are also subject to maximum limits set by the Code and incorporated in the Plan and the ESOP. Employer contributions to the ESOP for the 1993 Plan year aggregated $1,263,215.

 Vesting:
 -------

 Participants are fully vested in their contributions to the Plan and related earnings at all times. Participants become 33-1/3% vested in Employer contributions and related earnings after three complete years of service, 66-2/3% vested after four complete years and 100% vested after five years of service. Participants also become fully vested in Employer contributions and related earnings at the earlier of (1) death; (2) reaching age 65; or, (3) upon the occurrence of certain specified events deemed to be a change in control of Hartmarx. Vesting in ESOP Employer contribution accounts and related earnings is generally on the same basis as for the Plan.

 For participants who terminate employment with an Employer, nonvested
 Employer contributions and related earnings are forfeited if the participant incurs five consecutive one year breaks in service. Forfeitures can be applied to reduce Employer contributions for the Plan year or can be applied to pay administrative costs of the Plan. To the extent forfeitures during a Plan year exceed Employer contributions and Plan administrative costs, the excess can be applied to reduce Employer contributions or pay administrative costs for the next Plan year.

 At December 31, 1993, the balance of nonvested Employer contributions and related earnings of terminated participants who had not incurred five consecutive one year breaks in service and unapplied forfeitures aggregated the equivalent of 21,813 shares of Hartmarx common stock with a market value of $152,694.

 There are no priorities for distribution of assets upon termination of the Plan. If the Plan were terminated, participants would become fully vested in their account balances, including participant and Employer contributions and related earnings, and former participants who had not incurred five consecutive one year breaks in service would become fully vested in the balances of nonvested Employer contributions and related earnings.

 Administrative Expenses:
 -----------------------

 Direct administrative expenses consist of trustee, recordkeeping and auditing fees. The Plan provides that administrative expenses, within certain limits, may be paid from forfeitures of nonvested Employer contributions and related earnings. Any administrative expenses not paid by the Plan are payable by Hartmarx. The Plan incurred administrative expenses of $30,349 during 1993. Hartmarx incurred direct administrative expenses of $128,037 on behalf of the Plan during 1993.

 Participant Loans:
 -----------------

 Participants may borrow, within percentage and dollar limits specified by the Code and the Plan, that portion of their account attributable to participant contributions and related earnings for hardship or other reasons. Loans are repayable over periods of one to five years (usually through payroll deduction), with the exception that a loan to purchase a primary residence may be repaid over a term as long as 15 years. Interest is charged at a rate which exceeds the prime rate at the inception of the loan. At December 31, 1993, the rate was 1% over the prime rate. Interest and principal payments are credited directly to the borrowing participant's accounts according to the funds selected for current contributions.

 A participant receiving a loan is charged a loan origination fee of $30 and an annual administration fee of $10, which is deducted from the participant's account in each year the loan is outstanding.

 Distributions and Withdrawals:
 -----------------------------

 Vested account balances are generally distributed upon the participant's retirement, termination of employment, disability or death. Participants may also receive vested account balances while remaining employed by an Employer upon withdrawal from the Plan, but withdrawals for participants under age 59-1/2 are limited to vested Employer contributions and after-tax participant contributions. Distributions and withdrawals are normally made in cash, except that a participant may elect to receive distributions and certain withdrawals from the Hartmarx Stock Fund and the ESOP in the form of shares of Hartmarx common stock.

 NOTE 2 - Significant Accounting Policies:
 ----------------------------------------

 The financial statements of the Plan are prepared using the accrual basis of accounting.

 Investments in publicly-traded securities and in mutual funds are carried at quoted market value based on published quoted prices in active markets. Investments in deposit administration group annuity insurance contracts and the Vanguard Variable Rate Investment Contract Trust are carried at estimated fair value based on cost plus interest accrued primarily at contract rates. Loans to participants represent the unpaid principal balances. Income from investments is recorded as earned.

 NOTE 3 - Investment Programs:
 ----------------------------

 The following investment options were available:

  Vanguard Mutual Funds:

     Money Market Reserves - Prime Portfolio, a money market mutual fund investing in high-quality money market instruments maturing in one year or less.

     STAR Fund, a balanced fund which invests 60%-70% of its assets in four
       Vanguard equity funds, with the remaining assets invested in three Vanguard fixed-income portfolios.

     Index Trust - 500 Portfolio, a growth and income fund which invests in all of the stocks included in the Standard & Poor's 500 index.

     Fixed Income Securities Fund, GNMA Portfolio, an income fund which invests in Government National Mortgage Association certificates.

  Hartmarx GIC Fund, an investment contract fund which is invested in contracts held by the Plan prior to November 1, 1991 and in the Vanguard Investment Contract Trust, which primarily holds contracts issued by insurance companies and banks.

  Hartmarx Stock Fund, which primarily invests in Hartmarx common stock.
     Participant contributions and earnings thereon are credited to participant accounts in the form of equivalent shares of Hartmarx common stock at 90% of the average trading prices as reported in the New York Stock Exchange-Composite Transaction quotations on the date the shares are purchased or deemed to be purchased by the Plan. While the Plan may purchase Hartmarx common stock either directly from Hartmarx or in the open market, shares required beyond those shares in the accounts of withdrawing and transferring participants have been purchased from Hartmarx at the 90% of average trading prices credited to participant accounts.

 A participant may select more than one investment option. Participants may change investment options and transfer previously contributed balances as often as once a month.

Participants are assigned units in each investment program fund. A summary of units and unit values for each fund is as follows:

                                        December 31, 1993        December 31, 1992
                                      ----------------------   ----------------------
                                        Units     Unit Value     Units     Unit Value
                                      ---------   ----------   ---------   ----------
Hartmarx Stock Fund                   1,242,957     $ 9.70     1,471,399     $ 8.87
VFIS GNMA Portfolio Fund                607,678     $10.37       787,516     $10.42
Hartmarx GIC Fund                     8,041,824     $ 1.00     9,941,198     $ 1.00
Vanguard Money Market Prime Fund        370,765     $ 1.00       735,424     $ 1.00
Vanguard Index 500 Fund                  59,537     $43.83        48,776     $40.97
Vanguard STAR Fund                      259,812     $13.41       180,858     $12.88

Unit values are based primarily on investment assets of each fund, net of liabilities due Hartmarx but do not include employee contributions and loan repayment receivable and expenses payable.

With the exception of the Hartmarx GIC Fund and the Loan Fund, the market value of the investments of each Fund (Hartmarx stock or mutual funds) are published for each business day, and changes in the market value produce similar changes in the unit values of each Fund. The unit value of the Hartmarx GIC Fund is updated and made available to participants monthly by Vanguard based on changes in the value of the Fund's investments.

NOTE 4 - Taxes:
- - - --------------

The Plan is intended to be a qualified employee benefit plan under Section 401(a) of the Internal Revenue Code, exempt from federal income tax, with participants not being subject to tax on Employer contributions or earnings of the Trust prior to receiving benefits under the Plan. On February 12, 1988, the Internal Revenue Service issued a favorable determination letter with respect to the qualified status of the Plan in connection with amendments which became effective July 1, 1988. The Plan has been amended since receiving the determination letter. The Plan Administrator and the Plan's counsel believe that the Plan is designed and is being operated in compliance with the applicable requirements of the Internal Revenue Code. Accordingly, the Plan administrator believes a provision for federal income taxes in the accompanying financial statements is not required.

NOTE 5 - Discontinuation of Participation:
- - - -----------------------------------------

Pursuant to a stock purchase agreement dated as of September 18, 1992, Hartmarx Corporation sold all of the outstanding shares of common stock of Hartmarx Specialty Stores, Inc. (HSSI), an Employer. HSSI ceased being a participating Employer in the Plan as of that date. During 1993, the Plan transferred assets representing account balances of HSSI employees, which aggregated $6,141,508, to the trustee of a separate defined contribution plan for employees of HSSI.

NOTE 6 - Investment Information:
- - - -------------------------------

The following summarizes the Plan's investments at December 31, 1993 and 1992:

                                                     1993
                                          --------------------------
                                          Shares, units     Fair
                                             or cost        value
                                          -------------  -----------
At quoted market value:

Hartmarx Corporation Common Stock.......      1,712,767  $11,989,369
Vanguard Mutual Funds:
 VFIS-GNMA Portfolio....................        607,678    6,301,616
 Money Market Reserves Prime Portfolio..        548,575      548,575
 Index Trust-500 Portfolio..............         59,537    2,609,505
 STAR Fund..............................        259,812    3,484,079
                                                         -----------
                                                          24,933,144
                                                         -----------
At estimated fair value:

Vanguard Variable Rate Investment
 Contract Trust.........................     $6,490,696    6,490,696
Unallocated group annuity
 insurance contract:
 The Mutual Benefit Life Insurance Co...     $1,551,127    1,551,127
Loans to participants...................     $1,182,360    1,182,360
                                                         -----------
                                                           9,224,183
                                                         -----------
  Total investments.....................                 $34,157,327
                                                         ===========

                                                     1992
                                          --------------------------
At quoted market value:

Hartmarx Corporation Common Stock.......      2,036,152  $12,980,469
Vanguard Mutual Funds:
 VFIS-GNMA Portfolio....................        787,516    8,205,918
 Money Market Reserves Prime Portfolio..        736,341      736,341
 Index Trust-500 Portfolio..............         48,776    1,998,343
 STAR Fund..............................        180,858    2,329,448
                                                         -----------
                                                          26,250,519
                                                         -----------
At estimated fair value:

Vanguard Variable Rate
 Investment Contract Trust..............    $ 6,620,807    6,620,807
Unallocated group annuity
 insurance contracts:
 John Hancock Mutual Life Insurance Co..    $ 1,810,599    1,810,599
 The Mutual Benefit Life Insurance Co...    $ 1,524,785    1,524,785
Loans to participants...................    $ 1,413,395    1,413,395
                                                         -----------
                                                          11,369,586
                                                         -----------
  Total investments.....................                 $37,620,105
                                                         ===========

 The contract with The Mutual Benefit Life Insurance Company ("Mutual"), was entered into on July 1, 1985, and was a seven year single deposit contract which earned interest at a stated annual yield of 12.43%, payable annually. Mutual was placed into rehabilitation by the New Jersey Superior Court on July 16, 1991, and as a result, payments under the contract with Mutual were temporarily frozen. A rehabilitation plan was confirmed by the Court on November 10, 1993. The rehabilitation plan being implemented involves the transfer of Mutual's assets to MBL Life Assurance Corporation, which will issue restructured investment contracts to replace Mutual contracts to contractholders electing to participate in the rehabilitation plan. Under the terms of the rehabilitation plan for contractholders electing to receive restructured contracts, interest will accrue at the original contract rate through December 31, 1991 and at annual rates of 5.75% and 5.25% for the years ended December 31, 1992 and 1993, respectively. The actual interest rate, subject to the minimum rate of 3.5%, will be based on investment results during the rehabilitation period which ends December 31, 1999. Under the rehabilitation plan, annual payments to the Plan are limited to approximately 1.5% of the amount owed to the Plan; greater withdrawals would be subject to penalties of up to 45% of the balance withdrawn.

 As the interest rates for 1992 and 1993 for the restructured investment contracts were not announced or confirmed by December 31, 1993, the December 31, 1993 carrying value of the investment contract with Mutual is recorded at the original investment principal and accrued unpaid interest at the contract rate for the period from July 1, 1991 through December 31, 1991, and the minimum interest rate of 3.5% for 1992 and 1993, less payments received during 1992 and 1993. During the period that payments from Mutual are restricted, the Plan is funding participant withdrawals and transfers from other, more liquid investments of the Hartmarx GIC Fund.

  Total appreciation (depreciation) in fair value of investments during 1993 is as follows:

                                                    Hartmarx Stock Fund
                                                    -------------------
 Net loss on cost on distributions of stock
   to participants and other benefit provider           $(1,710,726)

 Less:  Unrealized losses based on cost
   reported in prior periods                              2,218,290
                                                         ----------

 Net gain on distributions of stock                         507,564

 Net gain on sales of investments                             8,747

 Unrealized appreciation of investments                   1,225,696
                                                         ----------
 Net appreciation in fair value of investments           $1,742,007
                                                         ==========

                                                    VFIS - GNMA Portfolio
                                                    ---------------------
 Net gain (loss) on sales of investments                 $   19,825
 Unrealized appreciation (depreciation) of
   investments                                              (37,198)
                                                         ----------
 Net appreciation (depreciation) in fair
   value of investments                                  $  (17,373)
                                                         ==========

                                              Index 500 Fund
                                              --------------

 Net gain on sales of investments                $ 28,473

 Unrealized appreciation of investments           125,180
                                                 --------

 Net appreciation in fair value
   of investments                                $153,653
                                                 ========

                                                 STAR Fund
                                                 ---------

 Net gain on sales of investments                $ 36,209

 Unrealized appreciation of investments            44,166
                                                 --------

 Net appreciation in fair value
   of investments                                $ 80,375
                                                 ========

 The net gain (loss) on sales of investments of the Hartmarx Stock Fund, VFIS-GNMA Portfolio, Index 500 Fund and STAR Fund represents the difference between
 (a) the amounts realized on the sale of the investments and (b) the market value of the investments at the later of the beginning of the Plan year or the date of acquisition.

 The $1,710,726 net loss on distributions of stock of the Hartmarx Stock Fund in 1993 represents the difference between (a) the market value of shares of Hartmarx common stock (on the effective date of the election to withdraw) distributed to withdrawing participant accounts and (b) the average cost of such shares.

 NOTE 7 - Fund Information:
 -------------------------

 The financial position of the funds comprising the Plan as of December 31, 1993 and 1992 is as follows:

                                                 Hartmarx Stock Fund
                                                 -------------------
                                                  1993         1992
                                                 ------       ------
 ASSETS:
    Investments:
      Hartmarx Corporation common
        stock at market value.............     $11,989,369  $12,980,469
      Vanguard Mutual Funds:
        Money Market Reserve - Prime
          Portfolio.......................         177,810          917
                                               -----------  -----------
                                                12,167,179   12,981,386
    Due from Hartmarx Corporation:
      Employee contributions..............         162,611      170,653
      Employee loan repayments............          16,092       20,807
      Other...............................                       74,523
    Accrued investment income.............             317          305
    Cash..................................           1,255        1,257
                                               -----------  -----------
                                                12,347,454   13,248,931
 LIABILITIES:
    Due to Hartmarx Corporation...........         112,068
    Administrative expenses payable.......          29,029       15,276
                                               -----------  -----------

 TOTAL EQUITY                                  $12,206,357  $13,233,655
                                               ===========  ===========

                                                VFIS GNMA Fund
                                           -------------------------
                                              1993          1992
                                           ----------    -----------
ASSETS:
 Investments:
  Vanguard Mutual Funds:
   GNMA Portfolio.......................   $6,301,616    $ 8,205,918
                                           ----------    -----------
                                            6,301,616      8,205,918
 Due from Hartmarx Corporation:
  Employee contributions................       73,491         94,646
  Employee loan repayments..............        9,516         10,685
 Accrued investment income..............                       1,267
 Cash...................................            6              6
                                           ----------    -----------
                                            6,384,629      8,312,522

LIABILITIES:

TOTAL EQUITY                               ----------    -----------
                                           $6,384,629    $ 8,312,522
                                           ==========    ===========


                                             Hartmarx GIC Fund
                                           -------------------------
                                             1993            1992
                                           ----------    -----------
ASSETS:
 Investments:
  Vanguard Variable Rate
   Investment Contract Trust............   $6,490,696    $ 6,620,807
  Unallocated deposit
   administration group annuity
   insurance contracts..................    1,551,127      3,335,384
                                           ----------    -----------
                                            8,041,823      9,956,191
 Due from Hartmarx Corporation:
  Employee contributions................       85,654         86,839
  Employee loan repayments..............       10,095         14,431
 Cash...................................          243            243
                                           ----------    -----------
                                            8,137,815     10,057,704

LIABILITIES:
                                           ----------    -----------
TOTAL EQUITY                               $8,137,815    $10,057,704
                                           ==========    ===========


                                                VMMR Prime Fund
                                           -------------------------
                                              1993          1992
                                           ----------    -----------
ASSETS:
 Investments:
  Vanguard Mutual Funds:
    Money Market Reserve - Prime
      Portfolio.........................   $  370,765    $   735,424
                                           ----------    -----------
                                              370,765        735,424
 Due from Hartmarx Corporation:
  Employee contributions................        9,764         10,869
  Employee loan repayments..............          826            970
                                           ----------    -----------
                                              381,355        747,263

LIABILITIES:
                                           ----------    -----------
TOTAL EQUITY                               $  381,355    $   747,263
                                           ==========    ===========


                                           Index 500 Fund
                                      --------------------------
                                         1993            1992
                                      ----------      ----------
 ASSETS:
    Investments:
      Vanguard Mutual Funds:
        Index 500 Portfolio.........  $2,609,505      $1,998,343
                                      ----------      ----------
                                       2,609,505       1,998,343
    Due from Hartmarx Corporation:
      Employee contributions........      77,316          73,305
      Employee loan repayments......       4,463           4,762
                                      ----------      ----------
                                       2,691,284       2,076,410


 LIABILITIES:
                                      ----------      ----------
 TOTAL EQUITY                         $2,691,284      $2,076,410
                                      ==========      ==========


                                              STAR Fund
                                      --------------------------
                                         1993            1992
                                      ----------      ----------

 ASSETS:
    Investments:
      Vanguard Mutual Funds:
        STAR Fund Portfolio.........  $3,484,079      $2,329,448
                                      ----------      ----------
                                       3,484,079       2,329,448
    Due from Hartmarx Corporation:
      Employee contributions........     103,505          89,169
      Employee loan repayments......       5,772          19,031
                                      ----------      ----------
                                       3,593,356       2,437,648


 LIABILITIES:
                                      ----------      ----------
 TOTAL EQUITY                         $3,593,356      $2,437,648
                                      ==========      ==========

                                              Loan Fund
                                      --------------------------
                                         1993            1992
                                      ----------      ----------
 ASSETS:
    Investments:
      Loans to participants.........  $1,182,360      $1,413,395
                                      ----------      ----------
                                       1,182,360       1,413,395


 LIABILITIES:
                                      ----------      ----------
 TOTAL EQUITY                         $1,182,360      $1,413,395
                                      ==========      ==========

 Income and changes in the equity of the funds comprising the Plan for the year ended December 31, 1993 is as follows:

                                           Hartmarx        VFIS        Hartmarx
                                            Stock          GNMA          GIC
                                             Fund          Fund          Fund
                                         ------------  ------------  ------------
 Investment income:
   Dividends on shares of registered
     investment companies..............  $             $   426,053   $
   Earnings from money market
     mutual fund.......................        4,644
   Earnings from Vanguard Investment
     Contract Trust....................                                  418,107
   Interest income.....................                                   26,342
                                         -----------   -----------   -----------

     Total dividends, interest, and
       earnings........................        4,644       426,053       444,449

   Net gain on distributions of stock
     to participants...................      507,564
   Net gain on sales of investments....        8,747        19,825
   Unrealized appreciation
     (depreciation) of investments.....    1,225,696       (37,198)
                                         -----------   -----------   -----------

        Total income...................    1,746,651       408,680       444,449

 Participants' contributions...........    1,502,247       863,567       882,132
 Transfers - loan withdrawals..........     (213,680)     (190,886)     (147,660)
 Transfers - loan repayments...........      189,626       129,314       125,698
 Transfers - among investment
   funds, net..........................      237,367      (836,872)       47,271
 Administrative expenses...............      (29,029)       (1,060)
 Distributions to participants.........   (1,338,552)   (1,339,915)   (1,871,252)
 Distributions to other benefit
   provider for participants...........   (3,121,928)     (960,721)   (1,400,527)
                                         -----------   -----------   -----------
 Net increase (decrease) in fund
   equity..............................   (1,027,298)   (1,927,893)   (1,919,889)

 Fund equity:
   Beginning of year...................   13,233,655     8,312,522    10,057,704
                                         -----------   -----------   -----------

   End of year.........................  $12,206,357   $ 6,384,629   $ 8,137,815
                                         ===========   ===========   ===========


                                              VMMR        Index
                                              Prime        500
                                              Fund         Fund
                                            ---------   ----------
Investment income:
  Dividends on shares of registered
    investment companies..................  $           $   64,384
  Earnings from money market
    mutual fund...........................     13,758
                                            ---------   ----------
    Total dividends, interest and
      earnings............................     13,758       64,384

  Net gain on sales of investments........                  28,473
  Unrealized appreciation
    of investments........................                 125,180
                                            ---------   ----------

      Total income........................     13,758      218,037

Participants' contributions...............    116,920      680,585
Transfers - loan withdrawals..............    (12,532)     (48,527)
Transfers - loan repayments...............     43,494       47,725
Transfers - among investment funds, net...   (368,168)     212,600
Administrative expenses...................        (70)         (60)
Distributions to participants.............   (142,678)    (316,317)
Distributions to other benefit
  provider for participants...............    (16,632)    (179,169)
                                            ---------   ----------
Net increase (decrease) in fund
  equity..................................   (365,908)     614,874

Fund equity:
  Beginning of year.......................    747,263    2,076,410
                                            ---------   ----------

  End of year.............................  $ 381,355   $2,691,284
                                            =========   ==========


                                                      STAR         Loan
                                                      Fund         Fund
                                                   ----------   ----------

       Investment income:
         Dividends on shares of registered
           investment companies..................  $  205,736   $
         Interest income on participant loans....                   84,491
                                                   ----------   ----------
           Total dividends, interest and
             earnings............................     205,736       84,491

       Net gain on sales of investments..........      36,209
       Unrealized appreciation
         of investments..........................      44,166
                                                   ----------   ----------

             Total income........................     286,111       84,491

       Participants' contributions...............     805,339
       Transfers - loan withdrawals..............     (45,140)     658,425
       Transfers - loan repayments...............      71,397     (607,254)
       Transfers - among investment funds, net...     707,802
       Administrative expenses...................        (130)
       Distributions to participants.............    (438,176)    (135,661)
       Distributions to other benefit
         provider for participants...............    (231,495)    (231,036)
                                                   ----------   ----------

       Net increase (decrease) in fund
         equity..................................   1,155,708     (231,035)

       Fund equity:
         Beginning of year.......................   2,437,648    1,413,395
                                                   ----------   ----------
         End of year.............................  $3,593,356   $1,182,360
                                                   ==========   ==========

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


   We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-42202) of Hartmarx Corporation of our report dated June 24, 1994 appearing on page 1 of
   Exhibit 99 to the 1993 Annual Report on Form 10-K of Hartmarx Corporation, as filed with this Form 10-K/A.



   PRICE WATERHOUSE



   Chicago, Illinois
   June 27, 1994

                                                                     Schedule I
                                                                   -------------
                                                                   (Page 1 of 2)

                      THE HARTMARX SAVINGS INVESTMENT PLAN

                     EIN: 36-3217140           Plan #: 002

                                   ITEM - 27A
                                   ----------
                      ASSETS HELD FOR INVESTMENT PURPOSES
                              AT DECEMBER 31, 1993
                              --------------------


SECURITY DESCRIPTION    RATE  MATURITY  PAR VALUE    COST        CURRENT
                                DATE                              VALUE

Line 31c(9)(b)
- - - --------------

Loans to Participants   7-12%             $ 1.00  $ 1,182,360  $ 1,182,360
                                                  ===========  ===========

Line 31c(11)
- - - ------------

Vanguard Variable Rate
  Investment Contract
  Trust (6,490,696 shares)                $ 1.00  $ 6,490,696  $ 6,490,696
                                                  ===========  ===========

Line 31c(15)
- - - ------------

Vanguard Money Market
  Reserves - Prime
    Portfolio
    (548,575 shares)                      $ 1.00  $   548,575  $   548,575

Vanguard Mutual Fund -
  VFIS-GNMA Portfolio
  (607,678 shares)                        $10.37  $ 6,269,917  $ 6,301,616

  Index Trust - 500
    Portfolio
    (59,537 shares)                       $43.83  $ 2,422,515  $ 2,609,505

  STAR Fund
   (259,812 shares)                       $13.41  $ 3,403,878  $ 3,484,079
                                                  -----------  -----------
                                                  $12,644,885  $12,943,775
                                                  ===========  ===========

                                                                  Schedule I
                                                                -------------
                                                                (Page 2 of 2)


                      THE HARTMARX SAVINGS INVESTMENT PLAN

                     EIN: 36-3217140           Plan #: 002

                                   ITEM - 27A
                      ASSETS HELD FOR INVESTMENT PURPOSES
                              AT DECEMBER 31, 1993
                              --------------------


     SECURITY DESCRIPTION    RATE  MATURITY  PAR VALUE   COST       CURRENT
                                     DATE                            VALUE

     Line 31c(16)
     ------------

     The Mutual Benefit
      Life Ins. Co.
      GA4690                #3.5  07/01/1992           1,551,127    1,551,127
                                                     -----------  -----------
                                                     $ 1,551,127  $ 1,551,127
                                                     ===========  ===========



     Line 31d(1)
     -----------

     *Hartmarx Corporation
       Common Stock
       (1,712,767 shares)                            $17,482,838  $11,989,369
                                                     ===========  ===========



     # - See Note 6 to financial statements for further information.


     * - Party in interest to the Plan.


                                                                    Schedule II
                                                                    -----------
                                                                   (Page 1 of 1)
                      THE HARTMARX SAVINGS INVESTMENT PLAN

                     EIN: 36-3217140           Plan #: 002
                       ITEM 27D - REPORTABLE TRANSACTIONS
          SERIES OF SECURITY TRANSACTIONS EXCEEDING 5% OF PLAN ASSETS
                            1/1/93 THROUGH 12/31/93

                                                       Current
                                                       Value of
                                                       Asset On
                     Purchase   Selling    Cost of   Transaction  Net Gain
Identity of Issue     Price      Price      Asset       Date      or (Loss)
- - - -----------------    --------   -------    -------   -----------  ---------

Hartmarx Stock
  Purchases         2,651,643             2,651,643   2,829,549     177,906
  Sales                        1,835,453  2,952,435   1,835,453  (1,116,982)


Hartmarx GIC Fund
  Purchases         2,013,773             2,013,773   2,013,773       -0-
  Sales                        3,962,564  3,962,564   3,962,564       -0-


Vanguard GNMA
 Portfolio
  Purchases         1,669,094             1,669,094   1,669,094       -0-
  Sales                        3,556,024  3,489,356   3,556,024      66,668


Vanguard Index
 500 Portfolio
  Purchases         1,575,092             1,575,092   1,575,092       -0-
  Sales                        1,117,583  1,059,632   1,117,583      57,951


Vanguard STAR Fund
  Purchases         2,384,648             2,384,648   2,384,648       -0-
  Sales                        1,310,391  1,261,541   1,310,391      48,850