Form 10-Q
period 1994-05-31
HARTMARX CORP/DE
filed 1994-07-14
CIK 723371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     X               OF THE SECURITIES EXCHANGE ACT OF 1934
  --------

                    For quarterly period ended May 31, 1994

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
  ________          OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


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



At June 30, 1994, there were 32,327,150 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                Page
                                                               Number
                                                               ------
PART I - FINANCIAL INFORMATION

       ITEM 1. Financial Statements

               Consolidated Statement of Earnings for the
               three months and six months ended May 31, 1994
               and May 31, 1993.                                   3

               Consolidated Balance Sheet as of May 31,
               1994, November 30, 1993 and May 31, 1993.           4

               Condensed Consolidated Statement of Cash Flows
               for the six months ended May 31, 1994 and
               May 31, 1993.                                       6

               Notes to Consolidated Financial Statements.         7

       ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.     10



PART II - OTHER INFORMATION


       ITEM 1. Legal Proceedings                                  13

       ITEM 4. Results of Votes of Security Holders               13

       ITEM 6. Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                        14

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                     Three Months Ended     Six Months Ended
                                          May 31,               May 31,
                                    --------------------  --------------------
                                      1994      1993       1994       1993
                                    --------   --------   --------  ---------
Net sales                           $164,020   $171,907   $341,911   $358,838
Licensing and other income             1,655      1,108      3,142      2,103
                                    --------   --------   --------   --------
                                     165,675    173,015    345,053    360,941
                                    --------   --------   --------   --------

Cost of goods sold                   114,630    116,834    242,318    249,772
Selling, administrative and
 occupancy expenses                   48,802     53,703     96,119    104,182
                                    --------   --------   --------   --------
                                     163,432    170,537    338,437    353,954
                                    --------   --------   --------   --------
Earnings before interest, taxes
  and extraordinary charge             2,243      2,478      6,616      6,987

Interest expense                       5,463      5,958     10,576     11,702
                                    --------   --------   --------   --------

Loss before taxes and
  extraordinary charge                (3,220)    (3,480)    (3,960)    (4,715)
Tax benefit                             (100)         -       (120)         -
                                    --------   --------   --------   --------


Loss before extraordinary charge      (3,120)    (3,480)    (3,840)    (4,715)

Extraordinary charge, net of
  $120 tax benefit                    (3,862)         -     (3,862)         -
                                    --------   --------   --------   --------


Net loss                            $ (6,982)  $ (3,480)  $ (7,702)  $ (4,715)
                                    ========   ========   ========   ========

Loss per share:
  before extraordinary charge          $(.10)     $(.11)     $(.12)     $(.15)
                                       =====      =====      =====      =====
  after extraordinary charge           $(.22)     $(.11)     $(.24)     $(.15)
                                       =====      =====      =====      =====

Dividends per common share             $   -      $   -      $   -      $   -
                                       =====      =====      =====      =====

Average number of common shares
 and common share equivalents         32,211     31,770     32,095     30,788
                                      ======     ======     ======     ======

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000'S OMITTED)

                                         May 31,  Nov. 30,   May 31,
                                          1994      1993      1993
                                        --------  --------  --------

CURRENT ASSETS

 Cash and cash equivalents              $  2,492  $  1,507  $  3,386
 Accounts receivable, less allowance
  of $9,946, $9,914 and $9,989
  for doubtful accounts                  101,606   120,442   113,786
 Inventories                             191,113   193,818   196,546
 Prepaid expenses                         21,683    15,346    26,336
 Recoverable income taxes                    123       659       369
 Deferred income taxes                     6,247     5,943     5,796
                                        --------  --------  --------

   Total current assets                  323,264   337,715   346,219
                                        --------  --------  --------


OTHER ASSETS                              15,834    10,919    11,322
                                        --------  --------  --------

PROPERTIES

 Land                                      3,892     3,882     3,906
 Building and building improvements       58,779    58,345    56,473
 Furniture, fixtures and equipment       112,656   114,574   113,559
 Leasehold improvements                   29,453    32,155    33,322
                                        --------  --------  --------
                                         204,780   208,956   207,260
 Accumulated depreciation and
  amortization                          (152,027) (152,479) (147,892)
                                        --------  --------  --------
  Net properties                          52,753    56,477    59,368
                                        --------  --------  --------


TOTAL ASSETS                            $391,851  $405,111  $416,909
                                        ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                               May 31,  Nov. 30,   May 31,
                                                1994      1993      1993
                                              --------  --------  --------
CURRENT LIABILITIES

 Notes payable                                 $ 15,000  $ 25,000  $ 50,000
 Current maturities of long term debt               700       697       701
 Accounts payable and accrued expenses           83,368    63,001    94,414
                                               --------  --------  --------

  Total current liabilities                      99,068    88,698   145,115
                                               --------  --------  --------

LONG TERM DEBT, less current maturities

 Notes payable                                   69,500   128,696    95,896
 10 7/8% Senior Subordinated Notes, net          99,340         -         -
 Industrial development bonds                    20,453    20,643    20,890
 Other debt, extending to 2003                      651       858       917
 Notes payable to insurance companies                 -    45,000    45,000
 ESOP loan guarantee                                  -    12,219    12,219
                                               --------  --------  --------
                                                189,944   207,416   174,922
                                               --------  --------  --------

SHAREHOLDERS' EQUITY

 Preferred shares, $1 par value;
  2,500,000 authorized and unissued                   -         -         -
 Common shares, $2.50 par value; authorized
  75,000,000; issued 32,308,398 in May 1994,
  31,951,464 in November 1993 and
  31,805,645 in May 1993.                        80,771    79,878    79,514
 Capital surplus                                 75,591    74,256    73,814
 Retained earnings (deficit)                    (41,081)  (33,379)  (44,322)
 Unearned employee benefits                     (12,442)  (11,758)  (12,127)
                                               --------  --------  --------
                                                102,839   108,997    96,879
 Common shares in treasury, at cost,
  666 in May 1993.                                    -         -        (7)
                                               --------  --------  --------
   Total shareholders' equity                   102,839   108,997    96,872
                                               --------  --------  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $391,851  $405,111  $416,909
                                               ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                                        Six Months Ended May 31,
                                                                      --------------------------
                                                                         1994           1993
                                                                      ---------       ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss, including extraordinary charge                            $ (7,702)       $ (4,715)
  Extraordinary charge, net of tax benefit                               3,862               -
  Reconciling items to adjust net income to
     net cash provided by operating activities:
       Depreciation and amortization                                     7,145           8,584
       Changes in:
          Receivables, inventories and prepaids                         13,934          54,448
          Other assets                                                  (1,894)          3,410
          Accounts payable and accrued expenses                         18,700         (29,187)
          Taxes on earnings                                                352           7,550
       Adjustment of properties to net realizable value                   (172)            685
                                                                      --------        --------
  Net cash provided by operating activities                             34,225          40,775
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                  (2,269)         (1,975)
                                                                      --------        --------
  Net cash used in investing activities                                 (2,269)         (1,975)
                                                                      --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of 10 7/8% Sr. Sub. Notes, net                 96,572               -
  Proceeds from issuance of Credit Facility, net                       132,727               -
  Payment of borrowings under Override Agreement                      (235,999)              -
  Decrease in notes payable                                            (25,420)              -
  Decrease in notes payable under Override Agreement                         -         (88,400)
  Decrease in other long term debt                                        (394)           (530)
  Proceeds from equity sale                                                  -          29,880
  Other equity transactions                                              1,543           1,280
                                                                      --------        --------

  Net cash used in financing activities                                (30,971)        (57,770)
                                                                      --------        --------

  Net increase (decrease) in cash and cash equivalents                     985         (18,970)
  Cash and cash equivalents at beginning of period                       1,507          22,356
                                                                      --------        --------
  Cash and cash equivalents at end of period                          $  2,492        $  3,386
                                                                      ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION

  Net cash paid (received) during period for:
     Interest expense                                                 $  8,000        $ 12,000
     Income taxes                                                         (400)         (7,600)



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1993. Certain prior year amounts have been reclassified to conform to the presentation in the current period. Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 -- Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires recognition of a liability for postretirement benefits as the employee renders service, rather than as claims are paid or incurred. Since the retiree contributions offset the full cost of the available medical programs, no transition obligation existed at adoption and, accordingly, there was no effect on either net income or shareholders' equity.


NOTE 2

The calculation of loss per share for each period is computed based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


NOTE 3

As described in the "Restructuring and Retail Consolidation Charges" footnote to the 1993 Annual Report on Form 10-K, fiscal 1992 third quarter and full year results included pre-tax restructuring charges aggregating $190.8 million ("the Restructuring"). The operational aspects of the Restructuring have been implemented. Following the sale of Hartmarx Specialty Stores, Inc. ("HSSI") in September, 1992 for a note due on September 18, 1994, all of the Old Mill stores operated by the Company's Country Miss subsidiary were closed. The store closings associated with the Company's Kuppenheimer subsidiary were substantially completed by January, 1994. Production facilities supporting the above noted operations have been closed or sold along with facilities related to the rainwear and military and commercial uniform businesses. At May 31, 1994, accrued restructuring charges of $5 million were included in the accounts payable and accrued expenses caption in the accompanying balance sheet ($8 million at November 30, 1993 and $16 million at May 31, 1993) principally relating to lease, severance and employee benefit obligations.

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

Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventory and are maintained at rates which are (i) 1.5% over the greater of (a) a rate based on the weighted average of rates of the 90-day commercial paper rate or (b) the base rate of a major bank or (ii) LIBOR plus 2.50%. The Credit Facility contains certain provisions for these rates to decline upon the achievement of certain operating performance ratios. Financing fees pertaining to the Notes and Credit Facility aggregated $5.9 million and are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

As a result of the refinancing noted above, the Company recorded an extraordinary charge in the second fiscal quarter of 1994 of $3.9 million, net of a $.1 million tax benefit, representing the loss from early extinguishment of debt.

NOTE 5

Inventories at each date consisted of (000's omitted):


                         May 31,  Nov. 30,   May 31,
                          1994      1993      1993
                        --------  --------  --------

     Raw materials      $ 42,549  $ 44,370  $ 48,052
     Work-in-process      30,265    26,468    24,836
     Finished goods      118,299   122,980   123,658
                        --------  --------  --------
                        $191,113  $193,818  $196,546
                        ========  ========  ========


Inventories are stated at the lower of cost or market. Approximately 25%, 23% and 18% of the Company's inventories, primarily work-in-process and finished goods, are valued using the last-in, first-out (LIFO) method at May 31, 1994, November 30, 1993 and May 31, 1993, respectively. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.

                              HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

November 30, 1993 to May 31, 1994
- - ---------------------------------

As described in Note 4 to the accompanying interim financial statements, in March 1994 the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("the Notes") in a public offering, and also entered into a new three year financing agreement ("the Credit Facility") with a group of nine lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. Proceeds from these two transactions were utilized to repay $236 million of borrowings then outstanding related to the Override Agreement, the Company's principal lending facility then in effect. This repayment also reflected the $12.2 million purchase of the note of the Company's Employee Stock Ownership Plan from an Override lender, which had been guaranteed by the Company. The Override Agreement and related Bridge Facility were terminated upon completion of the Notes and Credit Facility transactions. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Earlier in fiscal 1994, two industrial development bonds ("IDBs") aggregating $15.5 million associated with the Override Agreement, were refinanced independent of the Override Agreement.

Since November 30, 1993, net accounts receivable decreased $18.8 million or 15.6% to $101.6 million, reflecting the normal seasonal fluctuations in the Men's Apparel Group. Inventories of $191.1 million declined $2.7 million or 1.4%, principally due to fewer stores at Kuppenheimer, partially offset by seasonal increases in the Men's Apparel Group. Net properties decreased $3.7 million to $52.8 million reflecting depreciation exceeding additions; capital expenditures for fiscal 1994 are expected to approximate $10 million for the year and would be about $2 million less than annual depreciation expense. The Company's revolving Credit Facility provides for annual limitations of capital expenditures; however, these limitations are not expected to result in delaying capital expenditures otherwise planned by the Company. Total debt, including current maturities, decreased $27.5 million to $205.6 million and represented 66.7% of total capitalization compared to 68.1% at November 30, 1993.


May 31, 1993 to May 31, 1994
- - ----------------------------

Net accounts receivable declined $12.2 million or 10.7% to $101.6 million, principally attributable to discontinued businesses. Inventories of $191.1 million declined $5.4 million or 2.8%, principally attributable to fewer Kuppenheimer stores. Net properties of $52.8 million declined $6.6 million, primarily reflecting depreciation expense exceeding capital additions. Accounts payable and accrued expenses declined $11.0 million, principally attributable to payments related to the Restructuring. Total debt of $205.6 million decreased $20.0 million compared to May 31, 1993 and represented 66.7% of total capitalization compared to 70.0% last year. The lower percentage this year primarily reflected the repayment of debt from working capital reductions along with higher equity from the trailing year earnings and the proceeds from stock sales to employee benefit plans.


RESULTS OF OPERATIONS

Second Quarter 1994 Compared to Second Quarter 1993
- - ---------------------------------------------------

Consolidated sales declined $7.9 million or 4.6% to $164.0 million from $171.9 million in 1993. The Company's continuing operations produced a $3 million sales gain after excluding the effects of the disposition of a non-core uniform business, underperforming Kuppenheimer store locations which have been closed in the past year and a reduction in sales to HSSI, the Company's former specialty stores unit which currently operates approximately two-thirds of the locations operated in 1993. Sales in the continuing businesses of the Men's Apparel Group increased approximately 4% after excluding the second quarter sales to HSSI which declined to $6 million in 1994 from $9 million in 1993. Kuppenheimer's sales declined approximately 27%, reflecting approximately 55 fewer Kuppenheimer stores and an 11% decrease in comparable store sales. Second quarter sales in the women's businesses increased approximately 2% as the Barrie Pace catalog and International Women's Apparel businesses each had small increases.

The consolidated gross margin percentage to sales was 30.1% compared to 32.0% last year. The Men's Apparel Group comprised a greater percentage of consolidated sales in 1994 compared to 1993, while Kuppenheimer's proportionate percentage declined; as gross margins are lower in the Men's Apparel Group compared to Kuppenheimer (along with a lower selling, administrative and occupancy expense ratio to sales), this mix change represented the principal factor causing the lower gross margin percentage to sales. The Men's Apparel Group gross margin rate was slightly lower while Kuppenheimer improved slightly. Gross margins in the women's businesses declined, principally attributable to International Women's Apparel. Consolidated selling, administrative and occupancy expenses declined $4.9 million to $48.8 million and represented 29.8% of sales compared to 31.2% last year. The lower percentage to sales reflected in part the greater proportion of Men's Apparel Group sales to total sales. Kuppenheimer achieved both a dollar decrease in operating expenses and a reduced percentage to sales, reflecting the major expense reduction programs undertaken in the past two years. In the women's businesses, expenses and the percentage to sales ratio were each slightly favorable to 1993. Interest expense declined $.5 million to $5.5 million, primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $.5 million in each period. The consolidated loss for 1994 before extraordinary charge was $3.1 million or $.10 per share compared to a net loss of $3.5 million or $.11 per share in 1993. An extraordinary charge of $3.9 million or $.12 per share was recorded in 1994 associated with the early repayment of loans in connection with the Company's debt refinancing.

Earnings before interest, taxes and depreciation ("EBITDA") were $5.3 million in 1994 compared to $6.2 million in 1993. Earnings before interest expense and taxes ("EBIT") were $2.2 million in 1994 compared to $2.5 million last year; however, EBITDA improved $.3 million compared to 1993 and EBIT improved $.9 million after considering the effect of the lower sales to HSSI, results of the Kuppenheimer stores that have been closed and the disposition of the uniform business.


Six Months 1994 Compared to Six Months 1993
- - -------------------------------------------

First half consolidated sales were $341.9 million compared to $358.8 million in 1993. Revenues increased approximately $8 million in 1994 compared to 1993 after considering the closing of under-performing Kuppenheimer stores, the reduction in sales to HSSI and the disposition of a non-core uniform business. Sales to HSSI for the six months declined to $13 million in 1994 from $22 million in 1993. Revenues in the continuing Men's Apparel Group businesses, excluding the sales with HSSI increased approximately 5%. Kuppenheimer sales declined approximately 21%, attributable to fewer stores and a 6% decrease in comparable store sales. Year-to-date sales in the women's businesses were flat, as the increase at Barrie Pace was offset by a decline at International Women's Apparel.

The consolidated gross margin percentage to sales was 29.1% compared to 30.4% last year with the decrease principally attributable to the greater proportion of Men's Apparel Group sales and declining percentage of Kuppenheimer sales, as described previously. The Men's Apparel Group and Kuppenheimer gross margin rates were approximately the same as 1993. Gross margins in the women's businesses declined, principally at International Women's Apparel. Selling, administrative and occupancy expenses declined $8.1 million to $96.1 million and represented 28.1% of sales compared to 29.0% last year. The lower percentage to sales reflected in part the greater proportion of Men's Apparel Group sales to total sales. The Men's Apparel Group and Kuppenheimer each achieved dollar decreases in operating expenses and a lower expense ratio to sales, reflecting operating expense reductions undertaken in the past two years. The ratio in the women's business increased, attributable to Barrie Pace from additional catalogs distributed. Interest expense declined $1.1 million to $10.6 million, primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $1.0 million in 1994 and $.9 million in 1993. The loss before extraordinary charge was $3.8 million or $.12 per share in 1994 compared to $4.7 million or $.15 per share in 1993. The net loss after the 1994 extraordinary change was $7.7 million or $.24 per share.

EBITDA was $12.8 million compared to $14.7 million last year and EBIT was $6.6 million in 1994 compared to $7.0 million in 1993. After considering the effect of lower sales to HSSI, sales of the closed Kuppenheimer stores and disposition of a non-core uniform business, EBITDA was approximately the same as the six month period of 1993 and EBIT improved by approximately $1.5 million.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


     In connection with the Chapter 11 bankruptcy proceedings, proceedings in the Circuit Court of Cook County, Illinois and related federal court proceedings involving HSSI, HSSA Group, Ltd. ("HSSA") and Maurice L. Rothschild & Co. ("MLR") described in the Company's Annual Report on Form 10-K for the year ended November 30, 1993, and Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, the Company, HSSI, HSSA and MLR have agreed, under certain conditions, to forebear from prosecuting their claims in such proceedings until August 31, 1994 in order to facilitate discussions regarding a possible consensual resolution of such matters. The agreement may be terminated by any party upon ten days written notice and there can be no assurance that any such resolution will result from such discussions.


ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Registrant was held on April 14, 1994. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 28, 1994 were elected for one year terms with voting for each as follows:

     Director                For        Abstentions
     --------             ----------    -----------
     A. Robert Abboud     28,948,864      881,986
     Letitia Baldrige     29,158,828      672,022
     Jeffrey A. Cole      29,236,930      593,920
     Raymond F. Farley    29,218,785      612,065
     Elbert O. Hand       29,166,313      664,537
     Donald P. Jacobs     29,196,422      634,428
     Miles L. Marsh       29,265,111      565,739
     Charles Marshall     29,239,979      590,871
     Charles K. Olson     29,182,273      648,577
     Talat M. Othman      29,185,290      645,560
     Homi B. Patel        29,206,686      624,164
     Stuart L. Scott      29,175,486      655,364
     Sam F. Segnar        29,210,470      620,380


The reappointment of Price Waterhouse as independent auditors was ratified with 29,519,541 shares for, 136,430 shares opposed and 174,879 shares abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits -- none


     (b)  No reports on Form 8-K were filed during the second quarter of 1994.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HARTMARX CORPORATION



July 14, 1994                               By:  WALLACE L. RUECKEL
                                                 ------------------------------
                                                 Wallace L. Rueckel
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                 (Principal Financial Officer)



July 14, 1994                               By:  GLENN R. MORGAN
                                                 ------------------------------
                                                 Glenn R. Morgan
                                                 Senior Vice President and
                                                 Controller

                                                 (Principal Accounting Officer)