Form 10-Q
period 1994-08-31
HARTMARX CORP/DE
filed 1994-10-14
CIK 723371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    X                OF THE SECURITIES EXCHANGE ACT OF 1934
- - ---------

                   For quarterly period ended August 31, 1994

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
- - ---------
          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                              HARTMARX CORPORATION
                              --------------------

             (Exact name of registrant as specified in its charter)


           DELAWARE                                 36-3217140
           --------                                 ----------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


    101 NORTH WACKER DRIVE
       CHICAGO, ILLINOIS                              60606
    ----------------------                            -----
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



At September 30, 1994, there were 32,396,893 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statement of Earnings for the
                  three months and nine months ended August 31, 1994
                  and August 31, 1993.                                      3

                  Consolidated Balance Sheet as of August 31,
                  1994, November 30, 1993 and August 31, 1993.              4

                  Condensed Consolidated Statement of Cash Flows
                  for the nine months ended August 31, 1994 and
                  August 31, 1993.                                          6

                  Notes to Consolidated Financial Statements.               7


         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.           10



PART II - OTHER INFORMATION


         ITEM 1.  Legal Proceedings                                        14


         ITEM 6.  Exhibits and Reports on Form 8-K                         15



SIGNATURES                                                                 15

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                    Three Months Ended   Nine Months Ended
                                         August 31,          August 31,
                                    ------------------  ------------------
                                      1994      1993      1994      1993
                                    --------  --------  --------  --------

Net sales                           $196,105  $188,993  $538,016   $547,831
Licensing and other income             1,857     2,139     4,999      4,242
                                    --------  --------  --------   --------
                                     197,962   191,132   543,015    552,073
                                    --------  --------  --------   --------

Cost of goods sold                   142,892   135,457   385,210    385,229
Selling, administrative and
 occupancy expenses                   46,119    48,306   142,238    152,488
                                    --------  --------  --------   --------
                                     189,011   183,763   527,448    537,717
                                    --------  --------  --------   --------
Earnings before interest, taxes
  and extraordinary charge             8,951     7,369    15,567     14,356

Interest expense                       5,326     5,459    15,902     17,161
                                    --------  --------  --------   --------

Earnings (loss) before taxes and
  extraordinary charge                 3,625     1,910      (335)    (2,805)
Tax provision (benefit)                  110         -       (10)         -
                                    --------  --------  --------   --------

Earnings (loss) before
  extraordinary charge                 3,515     1,910      (325)    (2,805)

Extraordinary charge, net of
  $120 tax benefit                         -         -    (3,862)         -
                                    --------  --------  --------   --------

Net earnings (loss)                 $  3,515  $  1,910  $ (4,187)  $ (2,805)
                                    ========  ========  ========   ========

Earnings (loss) per share:
  before extraordinary charge           $.11      $.06     $(.01)     $(.09)
                                        ====      ====     =====      =====
  after extraordinary charge            $.11      $.06     $(.13)     $(.09)
                                        ====      ====     =====      =====

Dividends per common share              $  -      $  -     $   -      $   -
                                        ====      ====     =====      =====

Average number of common shares
 and common share equivalents         32,381    31,835    32,176     31,140
                                    ========  ========  ========   ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000'S OMITTED)

                                              Aug. 31,   Nov. 30,   Aug. 31,
                                                1994       1993       1993
                                             ---------  ---------  ---------

CURRENT ASSETS

 Cash and cash equivalents                   $   2,153  $   1,507  $   2,592
 Accounts receivable, less allowance
  of $9,367, $9,914 and $10,265
  for doubtful accounts                        151,019    120,442    147,595
 Inventories                                   170,688    193,818    181,295
 Prepaid expenses                               14,987     15,346     20,791
 Recoverable income taxes                          123        659        275
 Deferred income taxes                           6,396      5,943      5,950
                                             ---------  ---------  ---------

   Total current assets                        345,366    337,715    358,498
                                             ---------  ---------  ---------


OTHER ASSETS                                    16,238     10,919     10,706
                                             ---------  ---------  ---------


PROPERTIES

 Land                                            3,871      3,882      3,877
 Building and building improvements             58,274     58,345     56,409
 Furniture, fixtures and equipment             111,925    114,574    112,694
 Leasehold improvements                         28,656     32,155     33,204
                                             ---------  ---------  ---------
                                               202,726    208,956    206,184
 Accumulated depreciation and amortization    (151,240)  (152,479)  (149,708)
                                             ---------  ---------  ---------
  Net properties                                51,486     56,477     56,476
                                              --------   --------  ---------


TOTAL ASSETS                                 $ 413,090  $ 405,111  $ 425,680
                                             =========  =========  =========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                                   Aug. 31,  Nov. 30,  Aug. 31,
                                                     1994      1993      1993
                                                   --------  --------  --------
CURRENT LIABILITIES

 Notes payable                                     $ 20,000  $ 25,000  $ 50,000
 Current maturities of long term debt                   695       697       710
 Accounts payable and accrued expenses               68,651    63,001    63,628
                                                   --------  --------  --------

  Total current liabilities                          89,346    88,698   114,338
                                                   --------  --------  --------


LONG TERM DEBT, less current maturities

  Notes payable                                      96,300   128,696   133,096
  10 7/8% Senior Subordinated Notes, net             99,362         -         -
  Industrial development bonds                       20,400    20,643    20,605
  Other debt, extending to 2003                         558       858     1,052
  Notes payable to insurance companies                    -    45,000    45,000
  ESOP loan guarantee                                     -    12,219    12,219
                                                   --------  --------  --------
                                                    216,620   207,416   211,972
                                                   --------  --------  --------


SHAREHOLDERS' EQUITY

  Preferred shares, $1 par value;
     2,500,000 authorized and unissued                    -         -         -
  Common shares, $2.50 par value; authorized
     75,000,000; issued 32,377,187 in August 1994,
     31,951,464 in November 1993 and
     31,877,950 in August 1993                       80,943    79,878    79,695
  Capital surplus                                    75,798    74,256    74,021
  Retained earnings (deficit)                       (37,566)  (33,379)  (42,404)
  Unearned employee benefits                        (12,051)  (11,758)  (11,942)
                                                   --------  --------  --------
                                                    107,124   108,997    99,370
                                                   --------  --------  --------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $413,090  $405,111  $425,680
                                                   ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                        Nine Months Ended August 31,
                                                       -----------------------------
                                                             1994        1993
                                                           ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings (loss), including extraordinary charge      $  (4,187)  $ (2,805)
  Extraordinary charge, net of tax benefit                     3,862          -
  Reconciling items to adjust net income to
     net cash provided by operating activities:
       Depreciation and amortization                          10,444     12,551
       Changes in:
          Receivables, inventories and prepaids               (8,359)    36,932
          Other assets                                        (2,654)     3,698
          Accounts payable and accrued expenses                3,983    (60,937)
          Taxes on earnings                                      203      7,490
       Adjustment of properties to net realizable value           19      1,635
                                                           ---------   --------
  Net cash provided by (used in) operating activities          3,311     (1,436)
                                                           ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                        (4,114)    (2,707)
  Proceeds from sale of subsidiary                                 -      4,500
                                                           ---------   --------
  Net cash provided by (used in) investing activities         (4,114)     1,793
                                                           ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of 10 7/8% Sr. Sub. Notes, net       96,572          -
  Proceeds from issuance of Credit Facility, net             132,727          -
  Payment of borrowings under Override Agreement            (235,999)         -
  Increase in notes payable                                    6,380          -
  Decrease in notes payable under Override Agreement               -    (51,200)
  Decrease in other long term debt                              (545)      (671)
  Proceeds from equity sale                                        -     29,880
  Other equity transactions                                    2,314      1,870
                                                           ---------   --------

  Net cash provided by (used in) financing activities          1,449    (20,121)
                                                           ---------   --------

  Net increase (decrease) in cash and cash equivalents           646    (19,764)
  Cash and cash equivalents at beginning of period             1,507     22,356
                                                           ---------   --------
  Cash and cash equivalents at end of period               $   2,153   $  2,592
                                                           =========   ========

SUPPLEMENTAL CASH FLOW INFORMATION

  Net cash paid (received) during period for:
     Interest expense                                      $  13,900   $ 16,800
     Income taxes                                               (100)    (7,500)


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


NOTE 2

The calculation of earnings (loss) per share for each period is computed based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


NOTE 3

As described in the "Restructuring and Retail Consolidation Charges" footnote to the 1993 Annual Report on Form 10-K, fiscal 1992 third quarter and full year results included pre-tax restructuring charges aggregating $190.8 million ("the Restructuring"). All operational aspects of the Restructuring have been completed. At August 31, 1994, accrued restructuring charges of $4 million were included in the accounts payable and accrued expenses caption in the accompanying balance sheet ($8 million at November 30, 1993 and $13 million at August 31, 1993) principally relating to remaining lease, severance and employee benefit obligations.


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

The Notes and Credit Facility contain various restrictive covenants pertaining to minimum net worth, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. At August 31, 1994, the Company was in compliance with the above noted covenants.

Earlier in fiscal 1994, two industrial development bonds (IDBs) aggregating $15.5 million associated with the Override Agreement, were refinanced independent of the Override Agreement. The $7.5 million IDB matures on July 1, 2014, while the $8.0 million IDB is due on July 1, 2015. The effective interest rate on these obligations is 7.5%.

As a result of the refinancing noted above, in the second fiscal quarter of 1994, the Company recorded an extraordinary charge of $3.9 million, net of a $.1 million tax benefit, representing the loss from early extinguishment of the Override debt.

NOTE 5

Inventories at each date consisted of (000's omitted):


                        Aug. 31,  Nov. 30,  Aug. 31,
                          1994      1993      1993
                        --------  --------  --------

     Raw materials      $ 41,513  $ 44,370  $ 45,281
     Work-in-process      26,326    26,468    23,380
     Finished goods      102,849   122,980   112,634
                        --------  --------  --------
                        $170,688  $193,818  $181,295
                        ========  ========  ========


Inventories are stated at the lower of cost or market. Approximately 20%, 23% and 13% of the Company's inventories, primarily work-in-process and finished goods, are valued using the last-in, first-out (LIFO) method at August 31, 1994, November 30, 1993 and August 31, 1993, respectively. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.

                              HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

November 30, 1993 to August 31, 1994
- - ------------------------------------

As described in Note 4 to the accompanying interim financial statements, in March 1994 the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("the Notes") in a public offering, and also entered into a new three year financing agreement ("the Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. Proceeds from these two transactions were utilized to repay $236 million of borrowings then outstanding related to the Override Agreement, the Company's principal lending facility then in effect. This repayment also reflected the $12.2 million purchase of the note of the Company's Employee Stock Ownership Plan from an Override lender, which had been guaranteed by the Company. The Override Agreement and related Bridge Facility were terminated upon completion of the Notes and Credit Facility transactions. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Earlier in fiscal 1994, two industrial development bonds ("IDBs") aggregating $15.5 million associated with the Override Agreement, were refinanced independent of the Override Agreement.

Since November 30, 1993, net accounts receivable increased $30.6 million or 25.4% to $151.0 million, reflecting the normal seasonal fluctuations in the Men's Apparel Group. The allowance for doubtful accounts declined to $9.4 million from $9.9 million, principally attributable to amounts written off related to the Restructuring. Inventories of $170.7 million declined $23.1 million or 11.9%, principally due to seasonal decreases in the Men's Apparel Group and fewer Kuppenheimer stores. Other assets increased $5.3 million, principally attributable to costs associated with the issuance of the Notes and Credit Facility. Net properties decreased $5.0 million to $51.5 million reflecting depreciation exceeding additions; capital expenditures for fiscal 1994 are expected to approximate $11 million for the year and would be approximately $1.5 million less than annual depreciation expense. The Company's revolving Credit Facility provides for annual limitations of capital expenditures; however, these limitations are not expected to result in delaying capital expenditures otherwise planned by the Company. Total debt, including current maturities, increased $4.2 million to $237.3 million and represented 68.9% of total capitalization compared to 68.1% at November 30, 1993. The Company's normal seasonality results in a higher debt capitalization ratio at August 31 compared to November 30, when borrowings are lower.

August 31, 1993 to August 31, 1994
- - ----------------------------------

Net accounts receivable increased $3.4 million or 2.3% to $151.0 million, principally attributable to higher sales in the Men's Apparel Group. The allowance for doubtful accounts declined to $9.4 million from $10.3 million, principally due to amounts written of related to the Restructuring. Inventories of $170.7 million declined $10.6 million or 5.9%, principally attributable to fewer Kuppenheimer stores. Other assets increased principally from costs related to the issuance of the Notes and Credit Facility. Net properties of $51.5 million declined $5.0 million, primarily reflecting depreciation expense exceeding capital additions. Accounts payable and accrued expenses increased $5.0 million, principally attributable to the timing of payment of accounts payable in 1993, partially offset by payments related to the Restructuring. Total debt of $237.3 million decreased $25.4 million and represented 68.9% of total capitalization compared to 72.6% last year. The lower percentage this year primarily reflected the repayment of debt from working capital reductions, along with higher equity from the trailing year earnings and the proceeds from stock sales to employee benefit plans.


RESULTS OF OPERATIONS

Third Quarter 1994 Compared to Third Quarter 1993
- - -------------------------------------------------

Consolidated sales increased $7.1 million or 3.8% to $196.1 million from $189.0 million in 1993. The Company's continuing operations produced a $19 million sales gain after excluding the effects of underperforming Kuppenheimer store locations, which have been closed in the past year, and the reduction in sales to HSSI, the Company's former specialty stores unit. Sales in the Men's Apparel Group increased approximately 9% which reflects the first season shipments of the new Tommy Hilfiger tailored clothing and slacks collection, partially offset by the lower sales to HSSI. Kuppenheimer's sales declined approximately 30%, reflecting the closing of more than 40 stores; comparable store sales also declined. Sales in the women's businesses increased approximately 12%, principally attributable to the Barrie Pace catalog business.

The consolidated gross margin percentage to sales was 27.1% compared to 28.3% last year. The Men's Apparel Group comprised a greater percentage of consolidated sales in 1994 compared to 1993, while Kuppenheimer's proportionate percentage declined; as gross margins are lower in the Men's Apparel Group compared to Kuppenheimer (along with a lower selling, administrative and occupancy expense ratio to sales), this mix change represented the principal factor causing the lower gross margin percentage to sales. The Men's Apparel Group and Kuppenheimer gross margin rates improved slightly compared to the prior period. Gross margins in the women's businesses declined principally related to two unprofitable product lines at International Women's Apparel ("IWA") which have now been discontinued. Consolidated selling, administrative and occupancy expenses declined $2.2 million to $46.1 million and represented 23.5% of sales compared to 25.6% last year. The lower percentage to sales reflected in part the greater proportion of Men's Apparel Group sales to total sales. Men's Apparel Group expenses increased, but were lower as a percentage of sales. Kuppenheimer achieved both a dollar decrease in operating expenses and a reduced percentage to sales, reflecting the major expense reduction programs undertaken in the past two years. In the women's businesses, expenses and the percentage to sales ratio were slightly unfavorable to 1993. Interest expense declined $.1 million to $5.3 million, primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $.4 million in 1994 and $.5 million in 1993. Consolidated earnings for 1994 were $3.5 million or $.11 per share compared to earnings of $1.9 million or $.06 per share in 1993.

Earnings before interest, taxes and depreciation ("EBITDA") were $11.9 million in 1994 compared to $10.8 million in 1993. Earnings before interest expense and taxes ("EBIT") were $9.0 million in 1994 compared to $7.4 million last year; however, EBITDA improved $2.4 million compared to 1993 and EBIT improved $2.9 million after considering the effect of the lower sales to HSSI.


Nine Months 1994 Compared to Nine Months 1993
- - ---------------------------------------------

Consolidated sales were $538.0 million compared to $547.8 million in 1993. Revenues increased approximately $26 million in 1994 compared to 1993 after considering the closing of under-performing Kuppenheimer stores, the reduction in sales to HSSI and the disposition of a non-core uniform business. Sales to HSSI declined to $20 million in 1994 from $36 million in 1993. Revenues in the continuing Men's Apparel Group businesses, excluding the sales to HSSI, increased approximately 9% and included the new Tommy Hilfiger lines. Kuppenheimer sales declined 23%, principally attributable to approximately 40 fewer stores; comparable store sales also declined. Year-to-date sales in the women's businesses increased slightly, as the increase at Barrie Pace was partially offset by a decline at IWA from its discontinued product lines.

The consolidated gross margin percentage to sales was 28.4% compared to 29.7% last year with the decrease principally attributable to the greater proportion of Men's Apparel Group sales and declining percentage of Kuppenheimer sales, as described previously. The Men's Apparel Group and Kuppenheimer gross margin rates were each slightly higher than 1993. Gross margins in the women's businesses declined, principally attributable to IWA. Selling, administrative and occupancy expenses declined $10.3 million to $142.2 million and represented 26.4% of sales compared to 27.8% last year. The lower percentage to sales reflected in part the greater proportion of Men's Apparel Group sales to total sales. Men's Apparel Group expenses were even with 1993 and lower as a percentage of sales. Kuppenheimer achieved dollar decreases in operating expenses and a lower expense ratio to sales, reflecting fewer stores and implemented expense reduction programs. The ratio in the women's business increased, attributable to Barrie Pace from additional catalogs distributed. Interest expense declined $1.3 million to $15.9 million, primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $1.4 million in each year. The loss before extraordinary charge was $.3 million or $.01 per share in 1994 compared to a loss of $2.8 million or $.09 per share in 1993. An extraordinary charge of $3.9 million or $.12 per share was recorded in the second quarter of 1994 associated with the early payment of loans in connection with the Company's debt financing. The net loss in 1994 after the extraordinary charge was $4.2 million or $.13 per share.

EBITDA was $24.7 million compared to $25.5 million last year and EBIT was $15.6 million in 1994 compared to $14.4 million in 1993. After considering the effect of lower sales to HSSI, sales of the closed Kuppenheimer stores and disposition of a non-core uniform business, EBITDA improved approximately $2.3 million and EBIT improved by approximately $4.4 million over the nine month period of 1993.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     HSSI Matters. On August 29, 1994, The Hastings Group, Inc. ("Hastings") acquired substantially all of the assets of HSSI, Inc. ("HSSI"), the Company's former retail affiliate which the Company sold in 1992 to HSSA Group, Ltd. ("HSSA"). In connection with the sale to Hastings, HSSI, its subsidiaries and an affiliate of HSSA, Maurice L. Rothschild & Co. ("MLR"), settled principal case controversies in their Chapter 11 bankruptcy reorganization cases.
Pursuant to the settlement, which was approved by the Bankruptcy Court in an order that became final on August 29, 1994, the litigation among the Company and its subsidiaries, and HSSA, HSSI, MLR and certain other parties pending in the Bankruptcy Court, the Circuit Court of Cook County, Illinois and the District Court for the Northern District of Illinois (Eastern Division) was dismissed with prejudice in September, 1994. This litigation was previously described in the Company's Annual Report on Form 10-K for the year ended November 30, 1993 and Quarterly Reports on Form 10-Q for the quarters ended February 28, 1994 and May 31, 1994 and included various proceedings involving the Company or its subsidiaries. Under the settlement, the Company has been granted an allowed administrative claim of $2.5 million in the bankruptcy case of HSSI, unsecured claims in the bankruptcy cases of HSSI and MLR totalling approximately $16.2 million, and additional allowed subordinated claims in the HSSI bankruptcy case. The amount of any payments with respect to these claims will depend on the value of the HSSI and MLR bankruptcy estates and there can be no assurance as to whether any such payments will be made or the amounts or timing of such payments. The Company has also agreed to share certain distributions, if and when received, with other unsecured creditors of HSSI. The Company and its subsidiaries will continue as creditors with allowed claims in the ongoing HSSI and MLR bankruptcy cases and any collection of the Company's claims may depend upon the adoption and approval of a plan of reorganization of the HSSI and MLR estates. There can be no assurance as to the provisions of any such plan of reorganization that may be proposed or, if proposed, whether any such plan will be confirmed by the Bankruptcy Court, or, if confirmed, whether any such plan will be consummated by HSSI or MLR.

     Dior Proceedings. In 1989, Hart Schaffner & Marx ("HSM"), a wholly owned subsidiary of the Company, and Christian Dior-New York, Inc. ("Dior") were adverse parties in various lawsuits filed in the Circuit Court of Cook County, Illinois, arising out of a Trademark License Agreement under which HSM manufactured and sold apparel products bearing Dior's trademark(s). These lawsuits were eventually settled and dismissed pursuant to a settlement agreement. Disputes arising out of the settlement agreement resulted in an unfavorable award against HSM in a subsequent arbitration proceeding and lawsuit in 1993, which was appealed. In October 1994, the appeal of the unfavorable award was denied. In addition, HSM has initiated a separate arbitration proceeding against Dior.


It is the opinion of management that the above noted matters will not have a material adverse effect on the Company's business or financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 4-E-1 Amendment No. 1 dated August 26, 1994 to the Credit Agreement.

          Exhibit 27     Financial Data Schedules.

     (b)  No reports on Form 8-K were filed during the third quarter of 1994.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARTMARX CORPORATION



October 14, 1994              By:   WALLACE L. RUECKEL
                                    -----------------------------------
                                    Wallace L. Rueckel
                                    Executive Vice President and
                                      Chief Financial Officer

                                    (Principal Financial Officer)



October 14, 1994              By:   GLENN R. MORGAN
                                    -----------------------------------
                                    Glenn R. Morgan
                                    Senior Vice President
                                    Finance and Administration

                                    (Principal Accounting Officer)