Form 10-K
period 1994-11-30
HARTMARX CORP/DE
filed 1995-02-27
CIK 723371

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

                  For the fiscal year ended November 30, 1994

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
Common Stock $2.50 par value per share                  New York Stock Exchange
                                                        Chicago Stock Exchange
Preferred Stock Purchase Rights                         New York Stock Exchange
                                                        Chicago Stock Exchange
10 7/8% Senior Subordinated Notes due January 15, 2002  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

  On February 15, 1995, 32,527,540 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was $185,538,000.

  Certain portions of the Registrant's definitive proxy statement dated February 28, 1995 for the Annual Meeting of Stockholders to be held April 13, 1995 are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM NO.                                                                  PAGE
 --------                                                                  ----
 PART I
  1   Business...........................................................    1
  2   Properties.........................................................    4
  3   Legal Proceedings..................................................    4
  4   Submission of Matters to a Vote of Security Holders................    6
      Executive Officers of the Registrant...............................    6
 PART II
      Market for Registrant's Common Equity and Related Stockholder
  5    Matters...........................................................    7
  6   Selected Financial Data............................................    8
      Management's Discussion and Analysis of Financial Condition and
  7    Results of Operations.............................................    8
  8   Financial Statements and Supplementary Data........................   15
      Changes in and Disagreements with Accountants on Accounting and
  9    Financial Disclosure..............................................   32
 PART III
 10   Directors and Executive Officers of the Registrant.................   32
 11   Executive Compensation.............................................   32
 12   Security Ownership of Certain Beneficial Owners and Management.....   33
 13   Certain Relationships and Related Transactions.....................   33
 PART IV
 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K....   33

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

  Established in 1872, the Company is the largest manufacturer and marketer of men's suits, sportcoats and slacks ("men's tailored clothing") in the United States. From this established position, Hartmarx has diversified into men's and women's sportswear, including golfwear, and women's career apparel.

  Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Kuppenheimer(R), Racquet Club(R) and Barrie Pace(R) and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Austin Reed(R), Perry Ellis(R), Daniel Hechter(R), Gieves & Hawkes(R), KM by Krizia(TM), Henry Grethel(R), Karl Lagerfeld(R), Nino Cerruti(R), Pierre Cardin(R) and Fumagalli's(R). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 35 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 16 countries outside the United States. Additionally, the Company has commenced direct marketing in Europe and Asia, selling golfwear in these markets through distributors in 17 countries.

  As described in the Restructuring Charges note to the consolidated financial statements on page 24 of this Form 10-K, the Company undertook a comprehensive operational and financial restructuring in 1992 (the "Restructuring") to refocus business operations around its profitable core wholesale men's apparel businesses and to restructure its balance sheet. As of November 30, 1994, all operational aspects of the Restructuring have been completed.

  The Company's operations currently comprise the following businesses--Men's Apparel Group ("MAG"), Women's Apparel Group and Kuppenheimer. MAG designs, manufactures and markets tailored clothing, slacks and sportswear to retailers for resale to consumers. The Women's Apparel Group is comprised of Barrie Pace, a direct mail catalog marketer of women's apparel and accessories, and International Women's Apparel ("IWA"), which markets women's career apparel to department and specialty stores. Kuppenheimer is a vertically integrated factory direct-to-consumer manufacturer of popular priced men's tailored clothing, whose products are sold, along with related apparel procured from unaffiliated third parties, exclusively through Kuppenheimer operated retail stores. The Operating Segment Information on pages 31 and 32 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

 Products Produced and Services Rendered

  The Company's merchandising strategy is to market a wide selection of men's tailored clothing and sportswear and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. In 1994, tailored clothing represented approximately 61% of the Company's total sales. Men's sportswear and slacks represented approximately 31% of sales and women's apparel represented approximately 8% of sales.

  As a vertically integrated manufacturer and marketer, the Company is responsible for the designing, manufacturing and sourcing of its apparel. Substantially all of its men's tailored clothing and slacks are manufactured in 22 factories located in the United States. The Company also utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, in accordance with Company specifications and production schedules.

  The Company's largest operating group, MAG, designs, manufactures and markets on a wholesale basis substantially all of the Company's men's tailored clothing through its Hart Schaffner & Marx ("HSM"), Hickey-Freeman and Intercontinental Branded Apparel business units. Slacks and sportswear are manufactured and marketed principally through the Trans-Apparel Group, Biltwell and Bobby Jones business units. The Barrie Pace catalog features branded products principally purchased from unaffiliated sources, directed towards the business and professional woman. IWA designs and sources women's career apparel and sportswear for department and specialty stores under owned and licensed brand names. Kuppenheimer manufactures substantially all of its tailored clothing in Company-owned facilities and sells these products exclusively through Kuppenheimer operated stores. Kuppenheimer also offers men's furnishings and sportswear purchased from other manufacturers.

  At January 31, 1995, the Company operated 101 direct-to-consumer stores in the United States selling apparel primarily manufactured by the Company, as well as products purchased from unaffiliated sources. The shipment of products manufactured by the Company to its owned stores is excluded from consolidated sales. Included among these stores are 92 Kuppenheimer stores which remain after the closing of approximately 80 poor performing stores related to the Restructuring. There are also nine Sansabelt shops operated by the Trans-Apparel Group primarily carrying merchandise it manufactures.

 Sources and Availability of Raw Materials

  Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 20% of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for 51% of the Company's total fabric requirements in fiscal 1994. No other supplier accounts for over 7% of the Company's total raw material requirements. As is customary in its industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

  Product lines are developed primarily for two major selling seasons, spring and fall, with smaller lines for the holiday season. The majority of the Company's products are purchased by its customers on an advance order basis, five to seven months prior to shipment. Seasonal commitments for a portion of the expected requirements are made approximately three to five months in advance of the customer order. Certain of the Company's businesses maintain in-stock inventory programs on selected product styles giving customers the capability to order electronically with resulting shipment within 24 to 48 hours. Programs with selected fabric suppliers provide for availability to support in-stock marketing programs. The normal production process from fabric cutting to finished production is five to six weeks for tailored suits and sportcoats and three to four weeks for tailored slacks. A substantial portion of sportswear and women's apparel is produced by unaffiliated contractors utilizing Company designs.

 Competition and Customers

  The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing, and men's slacks with expected retail prices over $50. Its women's apparel sales do not represent a significant percentage of total women's apparel sales and its retail sales of apparel directly to the end consumer do not represent a significant percentage of total retail apparel sales. The Company's customers include major United States department and specialty stores (certain of which are under common ownership and control), mass merchandisers, value-oriented retailers and direct mail companies. The Company's largest customer, Dillard Department Stores, represented approximately 13% and 12% of consolidated sales in 1994 and 1993, respectively. No other customer exceeded 6% of net sales.

 Trademarks, Licensing Agreements and Research

  A significant portion of the Company's sales are of products carrying brands and trademarks owned by the Company. As noted previously, the Company also manufactures and markets products pursuant to exclusive license agreements with others. While the terms and duration of these license agreements with others vary, typically they provide for certain minimum payments and are subject to renewal and renegotiation.

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

 Employees

  The Company presently has approximately 11,000 employees, of which approximately 90% are employed in MAG, 9% at Kuppenheimer and 1% in the Women's Apparel Group. Most of the MAG and Kuppenheimer employees engaged in manufacturing and distribution activities are covered by union contracts with the Amalgamated Clothing and Textile Workers Union; a small number of the women's apparel employees are covered by other union contracts.

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

  Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 60 days from the date of shipment. With respect to the tailored clothing advance order shipments, customary industry trade terms are 60 days from the seasonal billing dates of February 15 and August 15. The Company's borrowing needs are typically lowest in July and January. Financing requirements begin to rise as inventory levels increase in anticipation of the spring and fall advance order shipping periods. Peak borrowing levels occur in late March and September, just prior to the collection of receivables from men's tailored clothing advance order shipments.

ITEM 2--PROPERTIES

  The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                                                                                EXPIRATION
                          APPROXIMATE                                            DATE OF
                           FLOOR AREA                                            MATERIAL
LOCATION                 IN SQUARE FEET              PRINCIPAL USE                LEASES
- --------                 -------------- --------------------------------------- ----------
Anniston, AL............     76,000     Manufacturing                              1999
Buffalo, NY.............    115,000     Manufacturing                               *
Buffalo, NY.............    280,000     Office; manufacturing; warehousing         1998
Cape Girardeau, MO......    171,000     Manufacturing; warehousing                  *
Chaffee, MO.............     78,000     Manufacturing; warehousing                 1995
Chicago, IL.............    102,000     Executive and operating company offices    2004
Des Plaines, IL.........    361,000     Manufacturing; warehousing                  *
Easton, PA..............    220,000     Office; warehousing                         *
Elizabethtown, KY.......     54,000     Manufacturing                               *
Farmington, MO..........     65,000     Warehousing                                 *
Farmington, MO..........     75,000     Manufacturing                              1999
Loganville, GA..........    179,000     Office; manufacturing; warehousing          *
Michigan City, IN (2
 locations).............    420,000     Office; manufacturing; warehousing          *
New York, NY............     63,000     Sales offices/showrooms                    2000
Rector, AR..............     52,000     Manufacturing                               *
Rochester, NY...........    223,000     Office; manufacturing; warehousing          *
Rochester, NY...........     51,000     Warehousing                                1997
St. Louis, MO (2
 locations).............     88,000     Office; manufacturing                      2000
Whiteville, NC..........    105,000     Manufacturing                               *
Winchester, KY..........     92,000     Manufacturing                               *

- --------
*  Properties owned by the Registrant

  The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production.

  Substantially all of the Company's retail stores occupy leased premises. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on page 26 of this Form 10-K.

ITEM 3--LEGAL PROCEEDINGS

  Dior Proceedings. In 1989, Hart Schaffner & Marx ("HSM") and Christian Dior-New York ("Dior") were adverse parties in various lawsuits filed in the Circuit Court of Cook County, Illinois, arising out of a Trademark License Agreement under which HSM manufactured and sold apparel products bearing Dior's trademarks. These lawsuits were eventually settled and dismissed; however, the settlement agreement among the parties has been the subject of an unfavorable award in the amount of $1.3 million, plus interest and fees, against HSM in a subsequent arbitration proceeding and lawsuit which was recently affirmed on appeal. In addition, both HSM and Dior have initiated separate arbitration proceedings against each other. Hearings have been held on the Dior proceeding, in which Dior claims over $5 million in actual damages plus punitive damages, but no decision is expected before March 1995. An order denying HSM's grant of second arbitration is pending before the Illinois Appellate Court.

  Spillyards Litigation. In September 1992, David Spillyards, represented to be the holder of approximately 1,800 shares of common stock of the Company, filed a class action complaint in the Circuit Court of Cook County, Illinois, against the Company, its directors and former director Harvey A. Weinberg. The complaint claimed that the Company's directors breached certain duties owed to the Company's shareholders and sought certification as a class action, the appointment of Mr. Spillyards' counsel as class counsel and related damages. The complaint, which also included a derivative action, alleged that the purpose of the sale of the Company's principal retail unit, HSSI, Inc. ("HSSI"), to HSSA Group, Ltd. ("HSSA"), was to benefit Mr. Weinberg (who was also alleged to have been a director of the Company at the time of the announcement of the sale). The complaint was subsequently amended to include additional allegations pertaining to the ultimate sale of 5,714,286 shares of common stock of the Company and a three-year warrant for 1,649,600 shares of common stock of the Company to Traco International, N.V. (the "Traco Agreement"). The complaint, as amended, was dismissed on November 30, 1992 and Mr. Spillyards was given permission by the Court to file another amended complaint, which was filed on December 28, 1992 (the "Second Amended Complaint"). The Second Amended Complaint, denominated as a class action and derivative complaint, again challenged certain aspects of the Traco Agreement and alleged that the Company made certain misleading representations in its July 17, 1991 prospectus. After the Company's motion to dismiss the Second Amended Complaint was granted on June 24, 1993, Mr. Spillyards filed a Third Amended Complaint (purportedly asserting new issues regarding the Traco Agreement), which was again dismissed on September 29, 1993. Mr. Spillyards filed notices of appeal with the Illinois Appellate Court on October 29, 1993, and December 23, 1993. The appeals were consolidated by court order on February 8, 1994. Briefs have been filed with the Appellate Court, and the parties are awaiting scheduling of oral argument.

  After consultation with counsel, management of the Company believes that there are meritorious defenses to the Dior Proceedings and Spillyards Litigation referred to above and that such actions will not have a material adverse effect on the Company's business or financial condition.

  HSSI Matters. On August 29, 1994, The Hastings Group, Inc. ("Hastings") acquired substantially all of the assets of HSSI, Hartmarx' former retail affiliate, which Hartmarx sold in 1992 to HSSA. In connection with the sale to Hastings, HSSI, its subsidiaries and an affiliate of HSSA, Maurice L. Rothschild & Co. ("MLR"), settled principal case controversies in their Chapter 11 bankruptcy reorganization cases. Pursuant to the settlement, which was approved by the Bankruptcy Court in an order that became final on August 29, 1994, the litigation among Hartmarx and its subsidiaries, and HSSA, HSSI, MLR and certain other parties pending in the Bankruptcy Court, the Circuit Court of Cook County, Illinois and the U.S. District Court for the Northern District of Illinois (Eastern Division) was dismissed with prejudice in September 1994. This litigation was previously described in Hartmarx' Annual Report on Form 10-K for the year ended November 30, 1993, Quarterly Reports on Form 10-Q for the quarters ended February 28, 1994, May 31, 1994 and August 31, 1994 and on
Schedule 5.6, Litigation; Adverse Facts, to the Credit Agreement dated March 23, 1994, and included various proceedings involving Hartmarx or its subsidiaries. Under the settlement, Hartmarx has been granted an allowed administrative claim of $2.5 million in the bankruptcy case of HSSI, unsecured claims in the bankruptcy cases of HSSI and MLR totalling approximately $16.2 million, and additional allowed subordinated claims in the HSSI bankruptcy case. Hartmarx has also agreed to share certain distributions, if and when received, with other unsecured creditors of HSSI. In December 1994, a Plan of Reorganization for MLR was confirmed by the Bankruptcy Court. No Plan has yet been proposed for HSSI. The amount of any payments with respect to Hartmarx' claims will depend on the value of the HSSI and MLR bankruptcy estates and whether MLR and/or HSSI Plans of Reorganization confirmed by the Court are actually consummated. There can be no assurance as to whether any such payments will be made or the amounts or timing of such payments.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

 Executive Officers of the Registrant

  Each of the executive officers of the Registrant listed below has served the Registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Mr. Rueckel and Mrs. Allen. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                           YEARS OF   ELECTED TO
                                                         SERVICE WITH  PRESENT
       NAME                     POSITION             AGE   COMPANY     POSITION
       ----          ------------------------------- --- ------------ ----------
Elbert O. Hand.....  Chairman and                     55      30         1992
                     Chief Executive Officer
                     (Director since 1984)
Homi B. Patel......  President and                    45      15         1993
                     Chief Operating Officer
                     (Director since January, 1994)
Wallace L. Rueckel.  Executive Vice President and     51       2         1993
                     Chief Financial Officer
Mary D. Allen......  Executive Vice President         49       1         1994
                     General Counsel and Secretary
Glenn R. Morgan....  Senior Vice President,           47      15         1994
                     Finance and Administration,
                     Chief Accounting Officer
Frank A. Brenner...  Vice President, Marketing        66      26         1983
                     Services
James E. Condon....  Vice President, Long-Term        44      17         1994
                     Planning
                     and Investor Relations
Linda J. Valentine.  Vice President, Compensation     44      14         1993
                     and Benefits
Steven R. Davison..  Treasurer                        43      10         1994
Andrew A. Zahr.....  Controller                       51      22         1994

  Wallace L. Rueckel became Executive Vice President and Chief Financial Officer in March 1993. Prior to joining the Company, he served as a key financial officer at Guardian Industries and its affiliates for nine years.

  Mary D. Allen became Executive Vice President, General Counsel and Secretary in September 1994. Prior to joining the Company, she was employed by JMB Realty Corporation for seven years during which she served in various capacities, most recently as senior vice president.

  On April 1, 1994, Carey M. Stein, formerly Executive Vice President, Secretary, General Counsel and Chief Administrative Officer, terminated his employment with the Company, such termination being deemed to be for good reason, as that term is defined under his Employment Agreement with the Company, attached hereto as exhibit 10-F-3. Mr. Stein has received the benefits accorded him pursuant to that Agreement.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Hartmarx common shares are traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three years were as follows:

                                             1994          1993         1992
                                          ------------  -----------  ----------
                                          HIGH    LOW   HIGH   LOW   HIGH  LOW
                                          -----  -----  ----- -----  ----- ----
First Quarter............................ $7.375 $6.125 $8.25 $5.375 8.625 6.25
Second Quarter...........................  7.00   5.875  7.25  5.75  7.00  5.50
Third Quarter............................  6.625  5.375  6.75  5.125 6.625 4.875
Fourth Quarter...........................  6.00   5.00   7.75  5.75  5.75  3.00

  The most recent quarterly dividend paid was in November, 1991, in the amount of $.15 per share. The current financing agreements restrict the payment of dividends to 50% of 1994 consolidated net income, as defined, subject to a cumulative maximum amount of $22.5 million. The current financing agreements also contain various restrictive covenants pertaining to minimum net worth, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants under these agreements.

  As of February 15, 1995, there were approximately 6,900 stockholders of the Company's $2.50 par value common stock. The number of stockholders was estimated by adding the number of registered holders furnished by the Company's registrar and the number of participants in the Hartmarx Employee Stock Ownership Plan.

ITEM 6--SELECTED FINANCIAL DATA

  The following table summarizes data from the Company's annual financial statements for the years 1990 through 1994 and the notes thereto; the Company's complete annual financial statements and notes thereto for fiscal 1994 appear elsewhere herein.

  INCOME STATEMENT DATA
 IN THOUSANDS, EXCEPT PER
        SHARE DATA
 FOR YEARS ENDED NOVEMBER
            30              1994      1993       1992        1991        1990
 ------------------------ --------  --------  ----------  ----------  ----------
Net sales...............  $717,706  $731,980  $1,053,949  $1,215,310  $1,295,840
Other income............     7,412     5,980       9,566      10,761      14,286
Cost of sales...........   505,564   505,179     703,645     781,303     806,237
Operating expenses......   187,765   203,502     374,785     467,470     492,147
Restructuring and retail
 consolidation charges..       --        --      190,800      13,500      77,600
Earnings (loss) before
 interest and taxes.....    31,789    29,279    (205,715)    (36,202)    (65,858)
Interest expense........    21,214    22,869      21,135      23,793      28,952
Earnings (loss) before
 taxes and extraordinary
 charge.................    10,575     6,410    (226,850)    (59,995)    (94,810)
Tax (provision) benefit.     9,435      (190)      6,605      21,630      33,265
Earnings (loss) before
 extraordinary charge...    20,010     6,220    (220,245)    (38,365)    (61,545)
Extraordinary charge,
 net of tax benefit.....    (3,862)      --          --          --          --
Net earnings (loss).....    16,148     6,220    (220,245)    (38,365)    (61,545)
Net earnings (loss) per
 share:
 before extraordinary
  charge................       .62       .20       (8.59)      (1.74)      (3.11)
 after extraordinary
  charge................       .50       .20       (8.59)      (1.74)      (3.11)
Cash dividends per
 share..................       --        --          --          .60         .90
Average number of common
 shares and equivalents.    32,243    31,375      25,629      22,056      19,786
    BALANCE SHEET DATA
 IN THOUSANDS, EXCEPT PER
        SHARE DATA
      AT NOVEMBER 30
 ------------------------
Cash....................  $  2,823  $  1,507  $   22,356  $    6,571  $    2,731
Accounts receivable.....   114,597   120,442     159,772     134,748     132,719
Inventories.............   183,347   193,818     216,751     404,995     409,599
Other current assets....    11,670    21,948      30,894      32,318      32,845
Net properties..........    51,543    56,477      66,846     149,656     172,470
Other assets/deferred
 taxes..................    28,220    10,919      15,340      11,560      11,803
Total assets............   392,200   405,111     511,959     739,848     762,167
Accounts payable,
 accrued expenses and
 taxes..................    76,049    63,001     126,932     167,191     181,499
Total debt..............   187,784   233,113     314,602     285,649     288,130
Shareholders' equity....   128,367   108,997      70,425     287,008     292,538
Equity per share........      3.95      3.41        2.72       11.32       14.60
        OTHER DATA
       IN THOUSANDS
 FOR YEARS ENDED NOVEMBER
            30
 ------------------------
Earnings (loss) before
 interest, taxes,
 depreciation,
 amortization and
 extraordinary charge...  $ 43,822  $ 43,386  $ (178,768) $   (2,393) $  (30,639)
Depreciation and
 amortization of fixed
 assets.................    12,033    14,107      26,947      33,809      35,219
Capital expenditures....     7,124     5,953       9,546      15,488      21,621

  Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing, Taxes on Earnings and Restructuring Charges footnotes to the consolidated financial statements provide additional information relating to the comparability of the information presented above.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results for 1994 reflected the second consecutive year of earnings improvement following the now completed 1992 Restructuring ("Restructuring"), as pre-tax earnings increased 65% over 1993. The Company further strengthened its financial condition during 1994 through the refinancing of substantially all of its borrowings (the "1994 Refinancing"), which, among other things, lengthened maturities and shifted $115 million of borrowings from variable to fixed rate debt.

  The Company's businesses currently comprise: (i) Men's Apparel Group ("MAG"), which designs, manufactures and markets men's tailored clothing on a wholesale basis, principally through its Hart Schaffner & Marx, Intercontinental Branded Apparel and Hickey-Freeman business units, and slacks and sportswear, principally through its Trans-Apparel Group, Biltwell and Bobby Jones business units; (ii) Kuppenheimer, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing whose products are sold, along with related apparel procured from unaffiliated third parties, exclusively through Kuppenheimer operated retail stores; and (iii) Women's Apparel Group, comprised of Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs, and International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names. The Restructuring refocused the principal business operations around the profitable MAG whereby substantial retail operations and other non-core businesses of the Company were sold or liquidated.

RESULTS OF OPERATIONS

  Consolidated 1994 sales were $717.7 million compared to $732.0 million in 1993 and $1.054 billion in 1992. The 2.0% decline in 1994 compared to 1993 principally resulted from fewer stores at Kuppenheimer along with the sale of the Fashionaire uniform business during 1993, as sales increased 2% excluding these factors. The 30.5% decline from 1992 to 1993 was substantially attributable to the disposition or discontinuance of various businesses as a result of the Restructuring, as sales in the Company's continuing businesses experienced small increases, principally related to the start up of IWA and growth at Barrie Pace and in men's tailored clothing (excluding the sales of the Company to HSSI, a retail business formerly owned by the Company and sold in September, 1992).

  Consolidated 1994 pre-tax income increased 65% to $10.6 million from $6.4 million in 1993; the 1992 pre-tax loss was $226.9 million, which included $190.8 million related to the Restructuring and the aggregate operating losses associated with businesses sold or discontinued as part of the Restructuring. As discussed below, results for 1994 reflected recognition of non-cash income tax benefits of $9.4 million associated with operating loss carryforwards expected to be realized in future periods. After considering this tax benefit, consolidated net earnings were $20.0 million or $.62 per share (prior to the $3.9 million or $.12 per share extraordinary charge associated with the early repayment of loans associated with the 1994 Refinancing). This compared favorably to 1993 net earnings of $6.2 million or $.20 per share. The net loss for 1992 was $220.2 million or $8.59 per share.

  The following summarizes sales and earnings before interest and taxes ("EBIT") for the Company's principal business groups (in millions):

                                                       YEAR ENDED NOVEMBER
                                                               30,
                                                      ------------------------
                                                       1994    1993     1992
                                                      ------  ------  --------
      Sales:
        Men's Apparel Group.......................... $569.7  $553.9  $  630.4
        Kuppenheimer.................................   95.8   125.8     136.8
        Women's Apparel Group........................   52.2    52.3      32.7
        Other, net of intergroup sales...............    --      --      254.0
                                                      ------  ------  --------
          Total...................................... $717.7  $732.0  $1,053.9
                                                      ======  ======  ========
      EBIT:
        Men's Apparel Group.......................... $ 46.3  $ 43.2  $   37.2
        Kuppenheimer.................................    1.7    (1.0)    (12.2)
        Women's Apparel Group........................   (4.1)   (2.9)      1.7
        Other and adjustments........................  (12.1)  (10.0)   (232.4)
                                                      ------  ------  --------
          Total...................................... $ 31.8  $ 29.3  $ (205.7)
                                                      ======  ======  ========

  MAG sales were $570 million in 1994, $554 million in 1993 and $630 million in 1992. The improvement in 1994 compared to 1993 reflected the initial season introduction of Tommy Hilfiger tailored clothing and slacks, along with increases in other brands, which more than offset the impact of the reduction in sales to HSSI and its successor. Sales to HSSI and its successor declined to $27 million in 1994 from $36 million in 1993 and $67 million in 1992. Prior to the September, 1992 disposition of HSSI, such sales were considered intercompany and not included in consolidated sales. The 12.1% MAG sales decrease in 1993 compared to 1992 was substantially attributable to discontinuing or selling the outerwear and uniform manufacturing businesses and lower sales to HSSI. MAG EBIT improved to $46 million in 1994 from $43 million in 1993 and $37 million in 1992. The EBIT improvement in 1994 compared to 1993 reflected higher sales while results for 1992 included sales and losses associated with sold and discontinued businesses. Tailored clothing represented the most significant contributor to earnings in each year.

  Kuppenheimer sales of $96 million in 1994 declined 24% from $126 million in 1993, which reflected both a 45 store reduction associated with Kuppenheimer's repositioning and a 7% decrease in comparable store sales. The comparable store decrease was 6% in 1993 and 5% in 1992. Kuppenheimer operated 92 stores at year end 1994 compared to 137 in 1993 and 169 in 1992. The 8% Kuppenheimer sales decline in 1993 compared to 1992 was attributable to both fewer stores and the comparable stores decrease. Kuppenheimer's earnings improved to almost $2 million in 1994 following losses of $1 million in 1993 and $12 million in 1992. The favorable results in 1994 compared to 1993 were principally attributable to administrative expense reductions which more than offset the effect of the lower comparable store sales. Kuppenheimer's results for 1992 included restructuring charges associated with its now completed store closing program.

  Women's Apparel Group sales were $52 million in 1994, $52 million in 1993 and $33 million in 1992. Catalog sales continued to increase in each year. In the IWA business, new product lines were added in 1993, two of which were discontinued during 1994. Women's Apparel Group loss before interest and taxes was $4 million in 1994 and $3 million in 1993 following $2 million earnings in 1992. The IWA business incurred losses in each year, principally associated with the two unprofitable product lines which were discontinued in 1994. The Barrie Pace business was profitable in each year, although 1994 results were unfavorably impacted compared to 1993 from lower relative response rates on an increased number and size of catalogs distributed.

  Gross Margins. The consolidated gross margin percentage of sales was 29.6% in 1994, 31.0% in 1993 and 33.2% in 1992, a decline which primarily resulted from the change in business mix. The MAG businesses generally produce a lower gross margin percentage to sales (and lower selling, administrative and occupancy expenses) compared to Kuppenheimer and represented 79% of consolidated sales in 1994 compared to 76% in 1993 and 60% in 1992. Gross margins reflected income of $2.3 million in 1994, down from $3.6 million in 1993 and $3.3 million in 1992 associated with the reduction of inventories maintained on a LIFO cost basis; LIFO income produced a favorable impact on consolidated gross margin of .3% in 1994, .5% in 1993 and .3% in 1992. The MAG gross margin percentage in 1994 was approximately even with 1993 following a slight improvement compared to 1992. Gross margins in the Kuppenheimer business were slightly ahead in 1994 compared to 1993 and 1992. In the women's businesses, the gross margin ratios declined in 1994, principally from inventory dispositions associated with discontinued product lines in the IWA business; however, margins also declined in the catalog business due to a greater proportion of units sold at less than full price. Women's gross margin in 1993 was unfavorable compared to 1992, attributable to lower margins at IWA, as Barrie Pace margins improved.

  Selling, Administrative and Occupancy Expenses. Selling, administrative and occupancy expenses declined to $188 million in 1994 from $204 million in 1993 and $375 million in 1992, principally reflecting discontinued businesses but also from expense reduction programs effected in continuing businesses. Expenses as a percentage of sales decreased to 26.2% in 1994 compared to 27.8% in 1993 and 35.6% in 1992. The percentage decline in each period reflected in part the greater proportion of MAG sales with its lower operating expense ratio to sales compared to both Kuppenheimer and the Women's Apparel Group.

Operating expenses declined both in dollars and as a percentage of sales in both MAG and Kuppenheimer in 1994 compared to 1993; Women's Apparel Group expenses experienced a small increase resulting from additional catalogs and pages distributed in 1994 compared to 1993 and lower relative response rates. MAG operating expenses declined in 1993 compared to 1992 principally from sold or liquidated operations although the percentage to sales was approximately the same. Kuppenheimer's operating expenses declined substantially both in dollars and as a percentage of sales in 1993 as compared to 1992.

  Advertising expenditures, which are included in the selling, administrative and occupancy expenses, declined to $18 million in 1994 from $20 million in 1993 and $33 million in 1992, representing 2.5%, 2.7% and 3.1% of consolidated sales, respectively. The decline in 1994 compared to 1993 was principally attributable to lower dollar expenditures at Kuppenheimer from its fewer stores and at IWA due to the discontinuance of two brands during the year. Advertising expenditures for 1994 in MAG increased both in dollars and as a percentage of sales compared to 1993, reflecting in part the introduction of Tommy Hilfiger tailored clothing and slacks. The dollar and percentage declines in 1993 compared to 1992 were principally attributable to the disposition of HSSI and discontinuing other businesses.

  Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions ("FAS 106"), was adopted by the Company effective December 1, 1993. As required retiree contributions offset the cost of the Company sponsored medical program, no transition obligation existed upon adoption of FAS 106 and there was no effect on either net earnings or shareholders' equity. Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits, requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement and is mandatory for the Company's fiscal year ending November 30, 1995. The Company believes that adoption will not have a material impact on its results of operations or financial condition.

  Other Income. Licensing and other income aggregated $7.4 million in 1994, $6.0 million in 1993 and $9.6 million in 1992. This caption principally comprised licensing income in 1994 and 1993 and also included service charges on the retail receivables in 1992.

  Interest Expense. Interest expense was $21 million in 1994, $23 million in 1993 and $21 million in 1992. The $2 million decrease in 1994 compared to 1993 was attributable to lower average borrowings, principally from working capital reductions and earnings. The 1994 Refinancing shifted $115 million of borrowings from rates variable with changes in the prime rate to fixed rate debt averaging close to 11%. The Company's weighted average short term borrowing rate declined to 7.5% in 1994 from 7.9% in 1993, despite the general increase in interest rates during 1994, due to the favorable effect from the 1994 Refinancing. The $2 million increase in 1993 compared to 1992 was attributable to higher interest rates associated with a prior refinancing completed in December 1992, along with higher financing fees and amortization costs. Interest expense included non-cash amortization of financing fees and expenses of $1.7 million in 1994, $2.0 million in 1993 and a nominal amount in 1992. The effective interest rate for all borrowings, including amortization costs, was 9.6% in 1994, 9.0% in 1993 and 7.2% in 1992.

  Income Taxes. The recorded tax provision or benefit in each year reflected the fiscal 1992 adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). FAS 109 requires, among other things, the recognition of deferred tax assets, including the future benefit associated with net operating loss carryforwards, a periodic evaluation of the likelihood that the deferred tax assets are realizable and the establishment of a valuation allowance, in certain circumstances, to offset deferred tax assets to the extent realization is not considered more likely than not.

  During 1992, only a nominal tax benefit was recorded due to the uncertainty that the substantial operating loss carryforwards would be realized after considering the 1990-1992 operating losses and absence of available carrybacks to prior tax years. Approximately $2 million of the valuation allowance offsetting the deferred tax asset was reversed during 1993 associated with 1993 pre-tax income for financial reporting; the

1993 effective tax rate of 3% was applicable to state income taxes. In the fourth quarter of fiscal 1994, the Company reevaluated its deferred tax asset and reversed a portion of its valuation allowance, resulting in a recognized tax benefit of $9.4 million. Among the factors considered in the recognition were:

    . a second year of profitability in 1994 following the operating losses during the 1990-1992 period;

    . a history of sustained profitability of the core MAG businesses, even during the 1990-1992 loss years which had been caused principally by the businesses subsequently sold or discontinued pursuant to the Restructuring;

    . the Company's expected future operating income;

    . termination of litigation related to a business sold in 1992, which eliminated the possibility of a large contingent liability in the event of an adverse ruling;

    . the substantial portion of the available operating loss carryforwards do not expire until the 2007-2009 period;

    . the expected impact of temporary differences between taxable income and income reported for financial statement purposes.

  After giving effect to the benefit from the recognition of a portion of future net operating loss carryforwards, the remaining valuation reserve at November 30, 1994 was $55.5 million. Upon the determination that the realization of some or all of the remaining reserved tax asset is more likely than not, earnings for the applicable year and shareholders' equity would be increased accordingly. (Also see "Liquidity and Capital Resources" for further discussion of deferred tax assets and remaining net operating loss carryforwards.)

  Extraordinary Charge. Net earnings before extraordinary charge were $20.0 million in 1994 compared to earnings of $6.2 million in 1993 and a loss of $220.2 million in 1992. Fiscal 1994 reflected a $3.9 million extraordinary charge, net of a $.1 million state tax benefit, associated with the early extinguishment of debt resulting from the 1994 Refinancing. Net earnings after the extraordinary charge were $16.1 million or $.50 per share.

LIQUIDITY AND CAPITAL RESOURCES

  During fiscal 1994, the Company replaced its $307 million borrowing facility, originally due to mature on December 30, 1995, with $100 million of public subordinated notes, a $175 million revolving credit facility with a bank lending group and the private placement of $15.5 million of industrial development bonds. The 1994 Refinancing accomplished several of the Company's objectives, including extending maturities, reducing the level of borrowings subject to interest rate variability and establishing a separate working capital facility providing greater flexibility in addressing the Company's seasonal borrowing requirements.

  As described in the accompanying Notes to Financial Statements, the $100 million principal amount of 10 7/8% senior subordinated notes is due January 15, 2002 (the "Notes"). The three year revolving financing agreement (the "Credit Facility") provides for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. Proceeds from these two transactions were utilized to repay $236 million of borrowings then outstanding related to the Company's principal lending facility then in effect. This repayment also reflected the purchase of the $12.2 million note of the Company's employee stock ownership plan from a lender, which had been guaranteed by the Company. The prior lending facility was terminated upon completion of the Notes and Credit Facility transactions. Earlier in fiscal 1994, two industrial development bonds aggregating $15.5 million associated with the prior lending facility were refinanced.

  The Credit Facility contains certain restrictions on the operation of the Company's business, including covenants pertaining to capital expenditures, asset sales, operating leases, minimum net worth and incurrence of additional indebtedness, ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, and events of default. The collective operating and financial covenants currently in effect are less burdensome compared to those under the prior lending facility. The Company does not expect that the current restrictions will cause significant limitations on the Company's financial flexibility.

  As indicated in the accompanying Consolidated Statement of Cash Flows, the net cash provided by operating activities was $56 million in 1994 compared to $30 million in 1993 and net cash used in operating activities of $7 million in 1992. The improvement in 1994 compared to 1993 was principally attributable to the higher earnings and reduction in working capital requirements. Net accounts receivable of $114.6 million at November 30, 1994 declined $5.8 million or 4.9% compared to November 30, 1993, reflecting improved collections. The allowance for doubtful accounts declined to $7.4 million from $9.9 million in 1993 representing 6.0% of gross receivables in 1994 as compared to 7.6% in 1993, reflecting the write off of receivables previously reserved associated with the Restructuring. Inventories of $183.3 million at November 30, 1994 declined $10.5 million or 5.4% compared to November 30, 1993 principally attributable to fewer Kuppenheimer stores. Inventory turn in continuing businesses improved. Prepaid expenses declined from $15.3 million at November 30, 1993 to $6.7 million at November 30, 1994, principally attributable to worker's compensation deposits which, during 1994, were converted to letter of credit arrangements.

  Recoverable and deferred income taxes at November 30, 1994 aggregated $16.8 million compared to $6.6 million at November 30, 1993. The balance at November 30, 1994 reflected a valuation allowance of $55.5 million ($68.9 million in 1993) principally related to tax assets associated with prior years' operating losses. As discussed previously, the Company has assessed and will continue to assess the necessity for the valuation allowance taking into consideration such factors as earnings trends and prospects, anticipated reversal of temporary differences between financial and taxable income, the expiration or limitations of net operating loss carryforwards and available tax planning strategies (including the ability to adopt the FIFO inventory method for those inventories currently valued under the LIFO valuation method). Future reversals of the valuation allowance in whole or in part represent a contingent asset which would increase earnings and shareholders' equity. Also, see discussion under "Income Taxes". Approximately $11.8 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected utilization of future net operating loss carryforwards. At November 30, 1994, the Company had over $180 million of federal tax net operating loss carryforwards available to offset future taxable income.

  At November 30, 1994, net properties were $51.5 million compared to $56.5 million in 1993. The decline principally reflected depreciation expense exceeding capital additions. Capital additions during 1994 were $7.1 million compared to $6.0 million in 1993. The capital expenditure limitations contained in the Company's present borrowing agreements are not expected to result in delaying capital expenditures otherwise planned by the Company. Capital additions during the next several years applicable to existing businesses are expected to be principally funded from cash generated from operations. The Company is also assessing the merits of acquiring foreign production facilities for suit and trouser manufacturing.

  At November 30, 1994, total debt of $187.8 million declined by $45.3 million compared to November 30, 1993, principally from cash generated from earnings and lower working capital requirements. The $20 million of notes payable classified as current at November 30, 1994 reflected the anticipated seasonal repayments within fiscal 1995. Total debt, including short term borrowings and current maturities, represented 59% of the total $316 million capitalization at November 30, 1994, compared to 68% at November 30, 1993; the lower percentage reflected 1994 earnings, the debt reduction and equity sales to employee benefit plans during the year. Total borrowing availability was $95 million at November 30, 1994.

  Shareholders' equity of $128.4 million at November 30, 1994 represented $3.95 book value per share compared to $3.41 book value per share at November 30, 1993. The $19.4 million increase during 1994 reflected the net earnings for the year, ongoing equity sales to employee benefit plans and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan. Dividends were not paid in either fiscal 1994 or 1993. The current Credit Facility restricts, but does not prohibit, the payment of dividends.

  Considering the impact of inflation, the current value of net assets would be higher than the Company's $128 million book value after reflecting the Company's use of LIFO inventory method and increases in the value of the properties since acquisition. Earnings would be lower than reported, assuming higher depreciation expense without a corresponding reduction in taxes.

OUTLOOK

  The Company completed 1994 as a multi-product manufacturing and marketing apparel organization with substantial and sustained market share of its long standing tailored clothing products. Market share was increased in complementary product lines, such as sportswear, slacks and golfwear utilizing distribution channels similar to its tailored clothing offerings.

  The outlook for 1995 anticipates continued emphasis on the core manufacturing and marketing businesses comprising the Men's Apparel Group, product line and brand extensions closely associated with existing strengths and competencies, debt reduction from earnings generated from operations and close monitoring of working capital requirements. Two unprofitable product lines in the IWA wholesale business, now discontinued, were the principal contributors to the operating loss in the Women's Apparel Group; the investment in the IWA business has been reduced, and there is now a more focused concentration on classic and career product lines with less fashion risk. The size and number of catalogs distributed by the Barrie Pace business were substantially increased during 1994 with the objective of obtaining new customers; postage and paper cost increases effective for fiscal 1995 will make profitable sales growth in the near term more challenging. Kuppenheimer returned to profitability during 1994 following operating losses in 1992 and 1993, and the completion of its downsizing plan resulted in both working capital and net property reductions. In October, 1994, an investment bank was retained to review alternative strategies for Kuppenheimer with the objective of redeploying the Company's investment in this business to the wholesale businesses, where growth prospects are believed to be more favorable.

  As anticipated, sales to the Company's former retail subsidiary declined during 1994, and represented approximately one-fourth of the 1990 peak volume with this customer. While further reductions are anticipated for 1995, a substantial portion of the revenue reduction has been replaced through new and existing customers. During 1994, the litigation between the Company and the purchasers of HSSI was resolved.

  Ongoing quick response and electronic data interchange relationships with major customers, enabling the rapid replenishment of inventory for selected product styles and enhanced service capability, are expected to continue as an important factor of product distribution. International licensing programs continue to expand. The passage of NAFTA and GATT will result in gradual reductions in duties and quotas for both finished apparel and fabric. The Company has historically utilized foreign sources for both fabric and certain finished apparel products and such usage is expected to increase especially for its sportswear and more casual product lines. The Company contemplates complementing its current production capacity by adding additional production capabilities in Latin America.

  Following the successful 1994 launch of Tommy Hilfiger tailored clothing and slacks, the Company recently entered into agreements for the licensing of Perry Ellis and Daniel Hechter tailored clothing through the newly formed Novapparel subsidiary, effective for Fall, 1995 shipments. The Company continues its growth emphasis in men's slacks and sportswear, which include the golf inspired collections under the Jack Nicklaus and Bobby Jones brands; women's golf lines have been added for 1995 under these labels and a new "Jack Nicklaus Signature" sportswear line will be distributed principally to department stores. Although these new product lines will not generate significant volume and earnings in 1995, enhanced market share and earnings growth will augment the Company's more established brands and product lines.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  16
  Consolidated Statement of Earnings for the three years ended November
   30, 1994...............................................................  17
  Consolidated Balance Sheet at November 30, 1994 and 1993................  18
  Consolidated Statement of Cash Flows for the three years ended November
   30, 1994...............................................................  19
  Consolidated Statement of Shareholders' Equity for the three years ended
   November 30, 1994......................................................  20
  Notes to Consolidated Financial Statements..............................  21
  Financial Statement Schedules
    Schedule VIII--Valuation and Qualifying Accounts...................... F-1

    Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:
  Quarterly Financial Summary (unaudited).................................  32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
January 9, 1995

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

  In fulfilling its responsibility, management has established cost-effective systems of internal controls, policies and procedures with respect to the Company's accounting, administrative procedures and reporting practices which are believed to be of high quality and integrity. Such controls include approved accounting, control and business practices and a program of internal audit. The Company's business ethics policy, which is regularly communicated to all key employees of the organization, is designed to maintain high ethical standards in the conduct of Company affairs. Although no system can ensure that all errors or irregularities have been eliminated, management believes that the internal accounting controls in place provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization, and that financial records are reliable for preparing financial statements and maintaining accountability for assets.

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

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                                  FISCAL YEAR ENDED NOVEMBER
                                                             30,
                                                 ------------------------------
                                                   1994      1993       1992
                                                 --------  --------  ----------
Net sales......................................  $717,706  $731,980  $1,053,949
Licensing and other income.....................     7,412     5,980       9,566
                                                 --------  --------  ----------
                                                  725,118   737,960   1,063,515
                                                 --------  --------  ----------
Cost of goods sold.............................   505,564   505,179     703,645
Selling, administrative and occupancy expenses.   187,765   203,502     374,785
Restructuring charge...........................       --        --      190,800
                                                 --------  --------  ----------
                                                  693,329   708,681   1,269,230
                                                 --------  --------  ----------
Earnings (loss) before interest, taxes and
 extraordinary charge..........................    31,789    29,279    (205,715)
Interest expense...............................    21,214    22,869      21,135
                                                 --------  --------  ----------
Earnings (loss) before taxes and extraordinary
 charge........................................    10,575     6,410    (226,850)
Tax (provision) benefit........................     9,435      (190)      6,605
                                                 --------  --------  ----------
Earnings (loss) before extraordinary charge....    20,010     6,220    (220,245)
Extraordinary charge, net of $120 tax benefit..    (3,862)       --          --
                                                 --------  --------  ----------
Net earnings (loss)............................  $ 16,148  $  6,220  $ (220,245)
                                                 ========  ========  ==========
Earnings (loss) per share:
Primary and fully diluted:
 before extraordinary charge...................  $    .62  $    .20  $    (8.59)
 after extraordinary charge....................  $    .50  $    .20  $    (8.59)



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000'S OMITTED)

                                                              NOVEMBER 30,
                                                            ------------------
                                                              1994      1993
                          ASSETS                            --------  --------
CURRENT ASSETS
  Cash and cash equivalents................................ $  2,823  $  1,507
  Accounts receivable, less allowance for doubtful accounts
   of $7,368 in 1994 and $9,914 in 1993....................  114,597   120,442
  Inventories..............................................  183,347   193,818
  Prepaid expenses.........................................    6,672    15,346
  Recoverable and deferred income taxes....................    4,998     6,602
                                                            --------  --------
    Total current assets...................................  312,437   337,715
                                                            --------  --------
INVESTMENTS AND OTHER ASSETS...............................   16,403    10,919
                                                            --------  --------
DEFERRED INCOME TAXES......................................   11,817       --
                                                            --------  --------
PROPERTIES
  Land.....................................................    3,877     3,882
  Buildings and building improvements......................   58,498    58,345
  Furniture, fixtures and equipment........................  112,850   114,574
  Leasehold improvements...................................   27,964    32,155
                                                            --------  --------
                                                             203,189   208,956
  Accumulated depreciation and amortization................ (151,646) (152,479)
                                                            --------  --------
    Net properties.........................................   51,543    56,477
                                                            --------  --------
TOTAL ASSETS............................................... $392,200  $405,111
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable............................................ $ 20,000  $ 25,000
  Current maturities of long term debt.....................      699       697
  Accounts payable.........................................   38,455    30,246
  Accrued payrolls.........................................   19,818    18,351
  Other accrued expenses...................................   17,776    14,404
                                                            --------  --------
    Total current liabilities..............................   96,748    88,698
                                                            --------  --------
LONG TERM DEBT, less current maturities....................  167,085   207,416
                                                            --------  --------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized and
   unissued................................................      --        --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 32,477,800 in 1994 and 31,951,464 in 1993........   81,194    79,878
  Capital surplus..........................................   76,063    74,256
  Retained earnings (deficit)..............................  (17,231)  (33,379)
  Unearned employee benefits...............................  (11,659)  (11,758)
                                                            --------  --------
  Shareholders' equity.....................................  128,367   108,997
                                                            --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................. $392,200  $405,111
                                                            ========  ========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000'S OMITTED)

                                                  FISCAL YEAR ENDED NOVEMBER
                                                             30,
                                                  ----------------------------
                                                    1994     1993      1992
                                                  --------  -------  ---------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
  Net earnings (loss), including extraordinary
   charge........................................ $ 16,148  $ 6,220  $(220,245)
  Extraordinary charge, net of tax benefit.......    3,862      --         --
  Reconciling items to adjust net earnings (loss)
   to net cash provided by operating activities:
    Depreciation and amortization................   13,771   16,061     26,947
    Loss on sale of subsidiary...................               --     136,000
    Changes in:
      Accounts receivable:
        Sale of receivables......................      --       --     (58,000)
        Other changes............................    5,845   42,330     23,076
      Inventories................................   10,471   12,901     68,944
      Prepaid expenses...........................    7,402    1,773    (10,215)
      Other assets...............................   (3,152)   3,156     (4,280)
      Accounts payable and accrued expenses......   11,381  (61,763)     8,541
      Taxes and deferred taxes...................  (10,093)   7,113     10,439
    Adjustment of properties to net realizable
     value.......................................      --     1,901     11,510
                                                  --------  -------  ---------
  Net cash provided by (used in) operating
   activities....................................   55,635   29,692     (7,283)
                                                  --------  -------  ---------
Cash Flows from investing activities:
  Capital expenditures...........................   (7,124)  (5,953)    (9,546)
  Cash received re disposition, net of subsidiary
   cash..........................................      --     4,500        --
                                                  --------  -------  ---------
  Net cash used in investing activities..........   (7,124)  (1,453)    (9,546)
                                                  --------  -------  ---------
Cash Flows from financing activities:
  Proceeds from issuance of 10 7/8% Sr. Sub.
   Notes, net....................................   96,572      --         --
  Proceeds from new Credit Facility, net.........  132,727      --         --
  Payment of borrowings under Override Agreement. (235,999)     --         --
  Decrease in notes payable......................  (43,020)     --         --
  Increase (decrease) in notes payable under
   Override Agreement............................      --   (80,600)    30,796
  Decrease in other long term debt...............     (697)    (840)    (1,133)
  Proceeds from equity sale......................      --    29,880        --
  Proceeds from other equity transactions........    3,222    2,472      2,951
                                                  --------  -------  ---------
  Net cash provided by (used in) financing
   activities....................................  (47,195) (49,088)    32,614
                                                  --------  -------  ---------
  Net increase (decrease) in cash and cash
   equivalents...................................    1,316  (20,849)    15,785
  Cash and cash equivalents at beginning of year.    1,507   22,356      6,571
                                                  --------  -------  ---------
  Cash and cash equivalents at end of year....... $  2,823  $ 1,507  $  22,356
                                                  ========  =======  =========
Supplemental cash flow information
  Net cash paid (received) during the year for:
    Interest expense............................. $ 16,700  $23,800  $  22,200
    Income taxes.................................      800   (6,900)   (17,000)

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                             PAR VALUE           RETAINED   UNEARNED
                                 OF      CAPITAL EARNINGS   EMPLOYEE  TREASURY
                            COMMON STOCK SURPLUS (DEFICIT)  BENEFITS   SHARES
                            ------------ ------- ---------  --------  --------
Balance at November 30,
 1991......................   $69,640    $63,254 $ 207,218  $(13,205) $(39,899)
  Net loss for the year....                       (220,245)
  Issuance of 242,822
   shares to employee
   benefit plans...........       607        546
  Stock options exercised
   (7,815 shares issued
   upon exercise of 7,815
   $1.00 Director Stock
   Options)................        19         10
  Disposition of 296,493
   treasury shares.........                         (4,731)              6,502
  Allocation of unearned
   employee benefits.......                                      709
                              -------    ------- ---------  --------  --------
Balance at November 30,
 1992......................    70,266     63,810   (17,758)  (12,496)  (33,397)
  Net earnings for the
   year....................                          6,220
  Issuance of 329,482
   shares, primarily to
   employee benefit plans..       823        898        10                   3
  Private placement of
   common stock............     8,789      9,548   (21,851)             33,394
  Allocation of unearned
   employee benefits.......                                      738
                              -------    ------- ---------  --------  --------
Balance at November 30,
 1993......................    79,878     74,256   (33,379)  (11,758)      --
  Net earnings for the
   year....................                         16,148
  Issuance of 309,815
   shares, primarily to
   employee benefit plans..       774        843
  Stock options exercised
   (7,079 shares including
   6,250 shares issued upon
   exercise of 6,250 $1.00
   Director Stock Options).        18         22
  Issuance of 209,442
   shares for Restricted
   Stock Awards............       524        942              (1,466)
  Allocation of unearned
   employee benefits.......                                    1,565
                              -------    ------- ---------  --------  --------
Balance at November 30,
 1994......................   $81,194    $76,063 $ (17,231) $(11,659) $    --
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

  Inventories--Inventories are stated at the lower of cost or market. Approximately 29% and 23% of the Company's inventories at November 30, 1994 and 1993, respectively, representing certain work in process and finished goods, are valued using the last-in, first-out (LIFO) method. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.

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

  Revenue Recognition--Wholesale sales are recognized at the time the order is shipped. Retail sales are net of returns and exclude sales taxes.

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

  Income Taxes--Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

  Retiree Medical Program--A contributory health insurance program is made available to non-union retired employees and eligible dependents. Approximately 175 retired employees are currently participating; substantially all non-union employees employed prior to September 1, 1993 could ultimately remain eligible upon attaining retirement age while employed by the Company, if the Company continues to make this program available. Effective December 1, 1993, the Company adopted Statement of Financial Accounting

Standards No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires recognition of a liability for postretirement benefits as the employee renders service, rather than as claims are paid or incurred. Adoption of the statement had no impact on cash flows. Since the required retiree contributions offset the cost of the available medical program, no transition obligation existed at adoption and, accordingly, there was no effect on either net income or shareholders' equity.

  Other Post-Employment Benefits--Statement of Financial Accounting Standards No. 112--Employers' Accounting for Postemployment Benefits requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement, and is mandatory for the Company's fiscal year ending November 30, 1995. The Company believes that adoption of the statement will not have a material impact on its results of operations or financial condition.

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

  Per Share Information--The computation of earnings or loss per share in each year is based on the weighted-average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings
(loss) per share was 32,243,000 in 1994, 31,375,000 in 1993 and 25,629,000 in
1992. Effective December 30, 1992, the Company completed the sale to an unrelated third party of 5,714,286 shares of its common stock along with a three year warrant to purchase an additional 1,649,600 shares at an exercise price of $6.50 per share, for an aggregate price of $30 million. The warrant expires on September 20, 1995.

FINANCING

  On March 23, 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a new three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Proceeds from these two transactions ("1994 Refinancing") were utilized to repay $236 million of borrowings then outstanding related to the Company's principal lending facility then in effect. The prior facility was terminated upon completion of the Notes and Credit Facility transactions.

  Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates selected by the Company which are either (i) LIBOR plus 2.50% or (ii) 1.5% over the base rate of a major bank. The Credit Facility contains certain provisions for these rates to decline upon the achievement of certain operating performance ratios. Financing fees pertaining to the Notes and Credit Facility aggregated $5.9 million and are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

  Earlier in fiscal 1994, two industrial development bonds ("IDBs") aggregating $15.5 million were refinanced. The $7.5 million IDB matures on July 1, 2014, while the $8.0 million IDB is due on July 1, 2015. The effective interest rate on these obligations is 7.5%. As a result of the 1994 Refinancing noted above, the Company recorded an extraordinary charge of $3.9 million, net of a $.1 million tax benefit, in the second fiscal quarter of 1994 representing the loss from early extinguishment of the prior debt.

  At November 30, 1994 and 1993, long term debt, less current maturities, comprised the following (000's omitted):

                                                                1994     1993
                                                              -------- --------
      Notes payable.......................................... $ 66,900 $153,696
      10 7/8% Senior Subordinated Notes, net.................   99,383      --
      Industrial development bonds...........................   20,643   20,943
      Other debt, extending to 2003..........................      858    1,255
      Notes payable to insurance companies...................      --    45,000
      ESOP loan guarantee....................................      --    12,219
                                                              -------- --------
                                                               187,784  233,113
      Less--current maturities...............................   20,699   25,697
                                                              -------- --------
      Long term debt......................................... $167,085 $207,416
                                                              ======== ========

  Industrial development bonds, which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $12.5 million at November 30, 1994. Interest rates on the various borrowing agreements range from 5.5% to 8.5% (average of 7.4% at November 30, 1994 and 4.4% at November 30, 1993). The two IDBs totaling $15.5 million refinanced during fiscal 1994 are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

  Other long term debt includes installment notes and mortgages with interest rates ranging from 8% to 11.5% per annum (average of 9.9% at November 30, 1994 and 10.2% at November 30, 1993).

  Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $5.7 million at November 30, 1994 and $1.2 million at November 30, 1993.

  The approximate principal reductions required during the next five fiscal years, including reductions under the Credit Facility which expires in 1997, are as follows: $.7 million in 1995; $.5 million in 1996; $67.0 million in 1997; $.1 million in 1998; $.1 million in 1999.

  On December 1, 1988 The Hartmarx Employee Stock Ownership Plan ("ESOP") borrowed $15 million from a financial institution and purchased from the Company 620,155 shares of treasury stock at the market value of $24.19 per share. Prior to the 1994 Refinancing, the ESOP loan was guaranteed by the Company and, accordingly, the amount outstanding had been included in the Company's consolidated balance sheet as a liability and shareholders' equity has been reduced for the amount representing unearned employee benefits. As part of the 1994 Refinancing, the Company purchased the remaining interest in the loan from the financial institution holding the ESOP note. Company contributions to the ESOP are used to repay loan principal and interest. The common stock is allocated to ESOP participants as the loan principal and interest is repaid or accrued and amounts reflected as unearned employee benefits are correspondingly reduced.

  Information related to loan repayments by the ESOP are as follows (000's omitted):

                                                            1994   1993   1992
                                                           ------ ------ ------
      Principal payments.................................. $  526 $  --  $  342
      Interest payments...................................  1,171  1,041  1,100
                                                           ------ ------ ------
      Total loan payments made by ESOP.................... $1,697 $1,041 $1,442
                                                           ====== ====== ======

  As of November 30, 1994, 227,896 of the 620,155 shares of common stock have been allocated to the accounts of the ESOP participants.

NOTES PAYABLE

  The following summarizes information concerning notes payable (000's omitted):

                                                     1994      1993      1992
                                                    -------  --------  --------
   Outstanding at November 30.....................  $66,900  $153,696  $234,296
   Maximum month end balance during the year......  158,635   206,196   234,296
   Average amount outstanding during the year.....  112,900   174,300   213,000
   Weighted daily average interest rate during the
    year..........................................      7.5%      7.9%      7.0%
   Weighted average interest rate on borrowings at
    November 30...................................      8.2%      8.0%      7.0%

  As more fully discussed in the Financing Note, in March 1994 the Company entered into a new three year Credit Facility through March 22, 1997. At November 30, 1994, $20 million of the aggregate $66.9 million of borrowings outstanding was classified as current, representing expected seasonal repayments within the fiscal 1995 year.

  The Company enters into interest rate protection agreements from time to time based on management's assessment of market conditions; however, none were in effect at November 30, 1994. Payments made or received relating to the interest rate protection agreements in effect during fiscal 1994, 1993 and 1992 were not significant.

RESTRUCTURING CHARGES

  Fiscal 1992 third quarter and full year results included pre-tax restructuring charges aggregating $190.8 million ("the Restructuring"). The Restructuring comprised the direct costs associated with businesses and facilities sold or disposed of and included the loss on the sale of stock of Hartmarx Specialty Stores, Inc. ("HSSI"), the parent company of the Company's principal retail unit. Restructuring components applicable to other operations sold or liquidated included impairment of leasehold improvements, fixtures and other properties, anticipated lease settlement obligations, severance, advisory fees and costs to liquidate inventories. As of November 30, 1994, all operational aspects of the Restructuring have been completed; accrued restructuring charges of $3.6 million were included in the Other Accrued Expenses caption in the accompanying balance sheet ($8 million at November 30, 1993) principally relating to remaining severance and other employee benefit obligations.

SALE OF RECEIVABLES

  In June 1990, the Company entered into an agreement with an unrelated third party to sell up to $60 million of undivided interests in a designated pool of accounts receivable, principally related to revolving charge accounts. The Company's costs of administering the program as agent for the purchaser were included in the licensing and other income caption in the accompanying Consolidated Statement of Earnings for fiscal 1992. The agreement terminated effective October 10, 1992.

INVENTORIES

  Inventories at fiscal year end were as follows (000's omitted):

                                                             NOVEMBER 30
                                                      --------------------------
                                                        1994     1993     1992
                                                      -------- -------- --------
      Raw materials.................................. $ 42,296 $ 44,370 $ 52,018
      Work in process................................   29,015   26,468   29,657
      Finished goods.................................  112,036  122,980  135,076
                                                      -------- -------- --------
                                                      $183,347 $193,818 $216,751
                                                      ======== ======== ========

  The excess of current cost over LIFO costs for certain inventories was $32.7 million at November 30, 1994, $35.0 million at November 30, 1993 and $38.7 million at November 30, 1992.

TAXES ON EARNINGS

  The net tax provision (benefit) is summarized as follows (000's omitted):

                                                       1994     1993    1992
                                                     --------  ------  -------
      Federal....................................... $   (375) $2,435  $(8,262)
      State and local...............................      325     256     (286)
                                                     --------  ------  -------
        Total current...............................      (50)  2,691   (8,548)
                                                     --------  ------  -------
      Federal.......................................    3,975    (320)   1,943
      State and local...............................      --      (66)     --
                                                     --------  ------  -------
        Total deferred..............................    3,975    (386)   1,943
                                                     --------  ------  -------
      Change in valuation allowance.................  (13,360) (2,115)     --
                                                     --------  ------  -------
        Total tax provision (benefit)............... $ (9,435) $  190  $(6,605)
                                                     ========  ======  =======

  The difference between the tax benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to the pre-tax income (loss), taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                    1994     1993      1992
                                                  --------  -------  ---------
      Income (loss) from continuing operations... $ 10,575  $ 6,410  $(226,850)
                                                  ========  =======  =========
      Tax (benefit) provision computed at
       statutory rate............................ $  3,596  $ 2,179  $ (77,129)
      State and local taxes on earnings, net of
       federal tax benefit.......................      217      122       (286)
      Change in valuation allowance..............  (13,360)  (2,115)    69,870
      Other--net.................................      112        4        940
                                                  --------  -------  ---------
        Total tax (benefit) provision............ $ (9,435) $   190  $  (6,605)
                                                  ========  =======  =========

  A substantial portion of the Company's deferred tax assets are reserved through the establishment of a tax valuation allowance. The valuation allowance was recorded upon consideration of the operating losses incurred during the 1990-1992 fiscal years and related uncertainty associated with realization of the tax benefit of net operating loss carryforwards, which is ultimately dependent upon the generation of future earnings by the Company. The net tax assets recorded consider amounts recoverable from carrying back operating losses to prior years, amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

  At November 30, 1993, the Company had a net deferred tax asset of $5.9 million comprised of deferred tax assets of $93.7 million less deferred tax liabilities aggregating $18.9 million and a $68.9 million valuation allowance. The principal deferred tax assets included $9.4 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes), net operating loss carryforwards of $48.1 million, alternative minimum tax credit carryforwards ("AMT") of $4.0 million, and $31.4 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes, including expenses related to the Restructuring. Deferred tax liabilities included excess tax over book depreciation of $4.2 million and $6.9 million related to employee benefits, principally pensions.

  In fiscal 1994 and 1993, $4.0 million and $2.1 million, respectively, of the valuation allowance offsetting the deferred tax asset associated with pre-tax income for financial reporting, was reversed. In the fourth quarter of 1994, the Company further reevaluated its deferred income tax asset and reversed $9.4 million of additional valuation allowance related to this asset. The valuation allowance offsetting the deferred tax asset will continue to be evaluated in future periods.

  At November 30, 1994, the Company had a net deferred tax asset of $16.4 million comprised of deferred tax assets of $92.9 million less deferred tax liabilities aggregating $21.0 million and a $55.5 million valuation allowance. The principal deferred tax assets included $5.5 million attributable to TRA items, net operating loss carryforwards of $64.4 million, AMT credit carryforwards of $4.7 million, and $17.5 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes, principally related to the Restructuring. Deferred tax liabilities included excess tax over book depreciation of $4.0 million and $7.4 million related to employee benefits, principally pensions.

  As of November 30, 1994, the Company had approximately $184 million of tax net operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards expire from 2007 to 2009. Foreign tax credit carryforwards of $.7 million are also available, which expire in 1995 and 1996. The $4.7 million of AMT tax credit carryforwards can be carried forward indefinitely.

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

  At November 30, 1994, total minimum rentals under noncancellable operating leases are as follows (000's omitted):

             YEARS                             AMOUNT
             -----                             -------
             1995............................. $15,840
             1996.............................  12,806
             1997.............................  10,538
             1998.............................   7,281
             1999.............................   5,571
             Thereafter.......................  11,555
                                               -------
             Total minimum rentals due........ $63,591
                                               =======

  Rental expense, including rentals under short term leases, comprised the following (000's omitted):

                                                       1994     1993     1992
                                                      -------  -------  -------
      Minimum rentals................................ $24,677  $28,440  $58,742
      Contingent rentals.............................     177      112    2,418
      Sublease income................................    (409)    (570)    (896)
                                                      -------  -------  -------
      Total rental expense........................... $24,445  $27,982  $60,264
                                                      =======  =======  =======

  Most leases provide for additional payments of real estate taxes, insurance, and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments, as part of the minimum rentals.

EMPLOYEE BENEFITS

 Pension Plans

  The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds covering most of its union employees. The contribution rate of applicable payroll is based on the actuarially recommended amount necessary to fund the costs of the benefits. Pension costs relating to multi-employer plans were approximately $9 million in 1994, $8 million in 1993 and $10 million in 1992.

  The Multi-Employer Pension Plan Amendment Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans, whereupon separate actuarial calculations would be made to determine the Company's position with respect to multi-employer plans.

  The principal Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees. Certain of the Company's subsidiaries have other defined benefit and contribution plans, in which the aggregate expense was nominal in 1994 and 1993, and $.3 million in 1992. Under the principal pension plan, retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on an unfunded basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994.

  It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. Such contributions are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future.

  Pension data covering the principal plan for the three years ended November 30, 1994 included the following components in accordance with Statement of Financial Accounting Standards No. 87--Employers' Accounting for Pensions (000's omitted):

                                                     1994     1993     1992
                                                    -------  -------  -------
      Service cost--benefits earned during the
       period...................................... $(4,309) $(4,150) $(4,869)
      Interest cost on projected benefit
       obligation..................................  (7,467)  (7,607)  (7,554)
      Return on plan assets........................    (179)  17,452   15,674
      Net amortization and deferral................  15,376   (3,235)  (1,438)
                                                    -------  -------  -------
      Net periodic pension income.................. $ 3,421  $ 2,460  $ 1,813
                                                    =======  =======  =======

  The above amounts do not include periodic pension expense related to the benefits provided on an unfunded basis of $1.5 million in 1994, $.6 million in 1993, and $.3 million in 1992.

  In 1992 pursuant to the Restructuring, the Company sold HSSI and the accrual of further pension benefits related to HSSI employees ceased as of the sale date. This event qualified as a curtailment under the provisions of Statement of Financial Accounting Standards No. 88. The projected benefit obligation exceeded the accumulated benefit obligation for employees of HSSI and, accordingly, the accompanying financial statements for 1992 reflect an additional pre-tax pension gain of $5.0 million, which was considered in the determination of the 1992 restructuring charge.

  Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 1994, the plan assets included 519,612 shares of the Company's stock with a market value of $2.8 million.

  The following sets forth the funded status of the principal pension plan at November 30 (000's omitted):

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1994       1993
                                                          ---------  ---------
      Actuarial present value of benefit obligations:
        Vested benefits.................................. $ (90,790) $ (95,341)
        Non-vested benefits..............................      (606)      (949)
                                                          ---------  ---------
        Accumulated benefit obligation...................   (91,396)   (96,290)
        Effect of projected future compensation levels...   (10,867)   (16,992)
                                                          ---------  ---------
      Projected benefit obligation.......................  (102,263)  (113,282)
      Plan assets, at fair value.........................   127,522    135,013
                                                          ---------  ---------
      Plan assets in excess of projected benefit
       obligation........................................    25,259     21,731
      Unrecognized net loss..............................     2,998      4,653
      Unrecognized prior service cost....................    (1,389)       516
      Unrecognized net transition asset..................    (3,817)    (7,270)
                                                          ---------  ---------
        Prepaid pension cost............................. $  23,051  $  19,630
                                                          =========  =========

  The weighted average discount rate used in determining the projected benefit obligation was 8% in 1994 and 7% in 1993. The assumed rate of increase in future compensation levels was 5.5% in 1994 and 1993, and the expected long term rate of return on the Company sponsored plan assets was 8.75% in 1994 and 1993.

 Savings Investment and Employee Stock Ownership Plans

  The Company offers a qualified defined contribution plan, the Hartmarx Savings-Investment Plan ("SIP"), which is a combined salary reduction plan under Section 40l(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIP can invest from 1% to 16% of earnings among several investment alternatives, including a company stock fund. Employees participating in this plan automatically participate in the ESOP. Participation in SIP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made through the ESOP, based on the employee's level of participation, and invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. The employer contribution is one-fourth of the first 1% contributed by the employee plus one-twentieth thereafter. The Company's expense related to the ESOP is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated ESOP shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense, which approximates the Company's annual contributions, was $2.3 million in 1994, $2.2 million in 1993 and $2.1 million in 1992. At November 30, 1994, the assets of SIP and ESOP funds had a market value of approximately $36.6 million, of which approximately $13.5 million was invested in 2,503,713 shares of the Company's common stock.

 Health Care and Post Retirement Benefits

  Certain of the Company's subsidiaries make contributions to multi-employer union health and welfare funds pursuant to collective bargaining agreements. These payments are based upon wages paid to the Company's active union employees.

  Health and insurance programs are also made available to non-union active and retired employees and their eligible dependents. Retirees, who elect to receive the coverage, make contributions which offset the cost of the retiree program. Statement of Financial Accounting Standards No. 106--Employers' Accounting for Post Retirement Benefits Other Than Pensions was adopted by the Company on December 1, 1993. Since the required contributions by the retirees offset the cost of the available medical program, no transition obligation existed at adoption and there was no effect on either net income or shareholders' equity.

EQUITY SALE

  On September 21, 1992, the Company entered into an agreement with Traco International, N.V., a Netherlands Antilles Corporation ("Traco"), pursuant to which Traco agreed to purchase 5,714,286 shares of common stock of the Company and receive a three-year warrant to purchase an additional 1,649,600 shares of common stock of the Company at an exercise price of $6.50 per share, for an aggregate purchase price of $30 million. The agreement was completed effective as of December 30, 1992. The warrant expires on September 20, 1995. Traco is also party to an agreement with the Company providing representation on the Company's Board of Directors and restricting Traco's rights to acquire, sell and vote the Company's shares.

STOCK PURCHASE RIGHTS

  A dividend of one Right per common share was distributed to stockholders of record January 31, 1986, and effective July 12, 1989, the Agreement governing the Rights was amended. Each common share, adjusted for the May, 1986 3-for-2 stock split, now represents .6667 Right. Each Right, expiring January 31, 1996, continues to represent a right to buy from the Company 1/100th of a share of Series B Junior Participating Preferred Stock, $1.00 par value, at a price of $120. This dividend distribution of the Rights was not taxable to the Company or its stockholders.

  Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless a person or group acquires 15 percent or more, or announces an offer that could result in acquiring 15 percent or more, of the Company's common shares. Following an acquisition of 15 percent or more of the Company's common shares (a "Stock Acquisition"), each Right holder, except the 15 percent or more stockholder, has the right to receive, upon exercise, common shares valued at TWICE the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the 15 percent or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror's stock having a value of TWICE the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired.

  Generally, Rights may be redeemed for $.05 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. In connection with the previously discussed sale of 5.7 million shares of common stock and three year warrant to purchase an additional 1.6 million shares ("Stock Sale"), the Agreement governing the Rights was amended to exclude the Stock Sale from qualifying as an event which would give rise to the distribution or exercisability of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

STOCK OPTION PLANS AND RESTRICTED STOCK

  The Company has stock option plans under which officers and key employees may be granted options to purchase the Company's common stock at prices equal to the fair market value at date of grant. Generally, options under the 1982 and 1985 Stock Option Plans are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after date of grant for participants employed by the Company for at least five years. A majority of the options granted under the 1988 Stock Option Plan have exercise provisions similar to the other plans; the remaining grants, which consist of the October 1992 regrants, become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date. Under certain circumstances, the vesting may be accelerated. All options expire ten years after date of grant under the Plans.

  The 1985 and 1988 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder a combination of stock and cash equal to the gain in market price from the grant until its exercise; the cash payment is limited to one-half of the gain. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. The 1985 and 1988 Plans provide for the discretionary grant of restricted stock awards which allows the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

  The 1988 Plan provides for an annual grant of Director Stock Options ("DSO") to outside members of the Board of Directors at market value on the date of grant. In addition, each outside director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares to be granted is based on the annual retainer divided by the market value minus one dollar and the exercise price is $1. Each outside director is also eligible for an annual grant of a Director Deferred Stock Award ("DDSA") equal to 150 DDSA units, with a unit equal to one share of the Company's common stock; DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Plan. During fiscal 1994, 55,781 DSO and DDSA were granted, 6,250 DSO were exercised and 207,248 DSO and DDSA were outstanding at November 30, 1994.

  Stock options outstanding at November 30, 1994 included 251,846 shares granted in tandem with stock appreciation rights. Activity for 1992 included the October 14th grant of 326,500 stock options at $5.25 per share, which exceeded the market price of $3.83 per share, to employees who agreed to the cancellation of 1,035,606 options granted to them from 1983 through 1992. In general, one-third of these options are exercisable on each of the first three anniversaries of the grant date. Options for 859,120 shares were exercisable at November 30, 1994 at prices ranging from $5.25 to $30.81. At November 30, 1994, 1,451,800 shares were reserved for options outstanding and 7,358 shares were available for future stock options and/or restricted stock awards (496,181 at November 30, 1993).

  Information regarding stock option activity for the three years ended November 30, 1994 is as follows:

                                                    NUMBER OF
                                                      SHARES    PRICE PER SHARE
                                                    ----------  ---------------
      Balance at November 30, 1991.................  1,772,584  $6.00 to $31.62
        Granted....................................    458,655  $5.25 to $ 7.25
        Expired or terminated...................... (1,342,798) $6.00 to $31.62
                                                    ----------
      Balance at November 30, 1992.................    888,441  $5.25 to $30.81
        Granted....................................    368,000  $6.88 to $ 7.06
        Expired or terminated......................   (230,650) $5.25 to $30.81
                                                    ----------
      Balance at November 30, 1993.................  1,025,791  $5.25 to $30.81
        Granted....................................    467,700  $5.56 to $ 6.81
        Exercised..................................       (829) $5.25
        Expired or terminated......................    (40,862) $5.25 to $30.25
                                                    ----------
      Balance at November 30, 1994.................  1,451,800  $5.25 to $30.81
                                                    ==========

LEGAL PROCEEDINGS

  The Company is involved in certain litigation as described in "Item 3--Legal Proceedings". The Company believes that it has meritorious defenses to the actions against the Company referred to under such caption and that such actions will not have a material adverse effect on the Company's financial condition.

OPERATING SEGMENT INFORMATION

  The Company is engaged in the business of manufacturing and marketing of men's and women's apparel to unaffiliated retailers and directly to consumers through owned retail stores and catalogs. The Company's businesses currently comprise the following groups: Men's Apparel Group, which designs, manufactures and markets tailored clothing, slacks and sportswear to retailers for resale to consumers; Women's Apparel Group, comprised of Barrie Pace, a direct mail catalog marketer of apparel and accessories, and International Women's Apparel, which markets women's career apparel and sportswear to department and specialty stores; and Kuppenheimer ("Kupp"), the vertically integrated factory direct-to-consumer manufacturer of popular priced men's tailored clothing whose products are sold, along with related apparel procured from unaffiliated third parties, exclusively through Kuppenheimer operated retail stores. The largest customer represents approximately 13% and 12% of consolidated sales in 1994 and 1993, respectively.

  Information on the Company's operations for the three years ended November 30, 1994 is summarized as follows (in millions):

                                               1994
                               ---------------------------------------
                                MEN'S  WOMEN'S
                               APPAREL APPAREL
                                GROUP   GROUP   KUPP    ADJ.   CONSOL.
                               ------- ------- ------  ------  -------
      Sales................... $569.7   $52.2  $ 95.8     --   $717.7
      Earnings (loss) before
       taxes..................   46.3    (4.1)    1.7   (33.3)   10.6
      Gross assets at year
       end....................  294.0    25.1    41.3    31.8   392.2
      Depreciation and
       amortization...........    8.6      .6     2.6      .2    12.0
      Property additions......    5.2      .2      .9      .8     7.1
                                               1993
                               ---------------------------------------
                                MEN'S  WOMEN'S
                               APPAREL APPAREL
                                GROUP   GROUP   KUPP    ADJ.   CONSOL.
                               ------- ------- ------  ------  -------
      Sales................... $553.9   $52.3  $125.8     --   $732.0
      Earnings (loss) before
       taxes..................   43.2    (2.9)   (1.0)  (32.9)    6.4
      Gross assets at year
       end....................  293.7    31.2    61.8    18.4   405.1
      Depreciation and
       amortization...........    8.8      .7     4.5      .1    14.1
      Property additions......    5.2      .2      .5     --      5.9
                                                    1992
                               -------------------------------------------------
                                MEN'S  WOMEN'S
                               APPAREL APPAREL
                                GROUP   GROUP   KUPP   OTHER    ADJ.    CONSOL.
                               ------- ------- ------  ------  -------  --------
      Sales................... $630.4   $32.7  $136.8  $307.3   (53.3)  $1,053.9
      Earnings (loss) before
       taxes..................   37.2     1.7   (12.2) (200.4)  (53.2)    (226.9)
      Gross assets at year
       end....................  354.9    18.9    78.9    13.1    46.2      512.0
      Depreciation and
       amortization...........   10.5      .5     5.6    10.0      .3       26.9
      Property additions......    3.9      .2     4.1     1.3     --         9.5

  Men's Apparel Group sales include $4.6 million in 1993 and $36.3 million in 1992 related to businesses subsequently sold or discontinued. Men's Apparel Group and Women's Apparel Group sales in 1992 include $51.1 million and $2.2 million, respectively, of intersegment sales to HSSI, the Company's retail specialty store business prior to its September, 1992 disposition. Earnings
(loss) before taxes for 1992 include pre-tax restructuring charges of $190.8 million, principally attributable to the disposition and liquidation of retail operations. The "Other" column for 1992 reflects sales of retail businesses of approximately $252 million related to HSSI and $55 million to Country Miss, which were sold or discontinued as a result of the 1992 Restructuring; the loss before taxes includes both the operating losses and restructuring charges applicable to these businesses.

  Operating expenses incurred by the Company in generating sales are charged against the respective segment's sales; indirect operating expenses are allocated to the segments benefited. Segment results exclude any allocation of general corporate expense, interest expense or income taxes.

  Sales under the "Adjustment" column represent intergroup sales, if any, during the respective period. Adjustments of earnings before taxes consist of interest expense and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, corporate properties, investments and other assets. Adjustments of depreciation and amortization and net property additions are for corporate properties.

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

  Selected quarterly financial and common share information for each of the four quarters in fiscal 1994 and 1993 is as follows (000's omitted):

                                                      SECOND
                                            FIRST     QUARTER   THIRD    FOURTH
                                           QUARTER      (1)    QUARTER  QUARTER
                                           --------  --------  -------- --------
      1994
      ----
      Sales............................... $177,891  $164,020  $196,105 $179,690
      Gross profit........................   50,203    49,390    53,213   59,336
      Net earnings (loss) before
       extraordinary charge...............     (720)   (3,120)    3,515   20,335
      Net earnings (loss).................     (720)   (6,982)    3,515   20,335
      Net earnings (loss) per share:
       before extraordinary charge........     (.02)     (.10)      .11      .63
       after extraordinary charge.........     (.02)     (.22)      .11      .63
      1993
      ----
      Sales............................... $186,931  $171,907  $188,993 $184,149
      Gross profit........................   53,993    55,073    53,536   64,199
      Net earnings (loss).................   (1,235)   (3,480)    1,910    9,025
      Net earnings (loss) per share.......     (.04)     (.11)      .06      .29

- --------
(1) The net loss for the second quarter of 1994 includes $3.9 million or $.12 per share extraordinary charge related to early extinguishment of debt.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information contained under the caption "Information About Nominees For Directors" on pages 2 to 7 of the Proxy Statement for the 1995 Annual Meeting is incorporated herein by reference.

  Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Form 10-K Annual Report.

ITEM 11--EXECUTIVE COMPENSATION

  Information contained under the caption "Executive Officer Compensation" on pages 7 to 11 and "Information about Nominees for Directors" on pages 2 to 7 of the Proxy Statement for the 1995 Annual Meeting is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information contained in the Proxy Statement for the 1995 Annual Meeting under the captions "Information About Nominees for Directors" on pages 2 to 7 and "Ownership of Common Stock" on pages 21 to 22 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information contained in the Proxy Statement for the 1995 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 7 is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

    Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 15 are filed as part of this Annual Report.

  (a)(2) Financial Statement Schedules

    Financial Statement Schedules for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 15 are filed as part of this Annual Report.

                                                                            PAGE
                                                                            ----
  Consent of Independent Accountants....................................... F-1
  (a)(3) Index to Exhibits.................................................  34

  (b) Reports on Form 8-K

    Registrant did not file any reports on Form 8-K during the quarter ended November 30, 1994.

                              HARTMARX CORPORATION

                               INDEX TO EXHIBITS

     EXHIBIT NO.
         AND
     APPLICABLE
     SECTION OF
     601 OF REG-
     ULATION S-K
     -----------
     *3-A        Restated Certificate of Incorporation (Exhibit 3-A to
                 Form 10-K for the year ended November 30, 1993), (1).
     *3-A-1      Certificate of Stock Designation for Series B Junior
                 Participating Preferred Stock (Exhibit 3-A-1 to Form 10-
                 K for the year ended November 30, 1993), (1).
     *3-A-2      Certificate of Amendment for increase in authorized
                 shares of Common Stock (Exhibit 3-A-2 to Form 10-K for
                 the year ended November 30, 1993), (1).
     *3-A-3      Certificate of Amendment adding Article Fourteenth
                 limiting director liability as provided under Delaware
                 General Corporation Law (S) 102(b)(7) (Exhibit 3-A-3 to
                 Form 10-K for the year ended November 30, 1993), (1).
     *3-A-4      Amended Certificate of Designation for Series B Junior
                 Participating Preferred Stock (Exhibit 3-A-4 to Form 10-
                 K for the year ended November 30, 1992), (1).
      3-B        By-laws of the Company as amended to the date hereof.
     *4-A        Rights Agreement, dated as of January 17, 1986, between
                 the Company and The First National Bank of Chicago
                 (Exhibit 1 to Registration Statement on Form 8-A
                 effective January 31, 1986), (1).
      4-A-1      Amendment to Rights Agreement, dated as of July 12,
                 1989, among the Company, The First National Bank of
                 Chicago and First Chicago Trust Company of New York.
     *4-A-2      Second Amendment to Rights Agreement, dated as of
                 September 20, 1992, between the Company and First
                 Chicago Trust Company of New York (Exhibit 4-A-2 to Form
                 10-K for the year ended November 30, 1992), (1).
     *4-A-3      Third Amendment to Rights Agreement, dated as of
                 December 30, 1992, between the Company and First Chicago
                 Trust Company of New York (Exhibit 4-A-3 to Form 10-K
                 for the year ended November 30, 1992), (1).
     *4-D        Indenture, dated as of March 15, 1994, between the
                 Company and Bank One Wisconsin Trust Company, N.A.,
                 Trustee, relating to the 10 7/8% Senior Subordinated
                 Notes due 2002 of Hartmarx Corporation (Exhibit 4-D to
                 Form 10-Q for the quarter ended February 28, 1994), (1).
     *4-E        Credit Agreement, dated as of March 23, 1994, among the
                 Company, the Lenders listed therein and General Electric
                 Capital Corporation, as Managing Agent and Collateral
                 Agent (Exhibit 4-E to Form 10-Q for the quarter ended
                 February 28, 1994), (1).
     *4-E-1      Amendment No. 1 dated August 26, 1994 to the Credit
                 Agreement (Exhibit 4-E-1 to Form 10-Q for the quarter
                 ended August 31, 1994), (1).
     *9-A        Stockholders Agreement, dated as of September 20, 1992,
                 between the Company and Traco International, N.V.
                 (Exhibit 9-A to Form 10-K for the year ended November
                 30, 1992), (1).
      10-B-1     1988 Stock Option Plan. **
     *10-B-2     1985 Stock Option Plan, as amended (Exhibit 10-B-2 to
                 Form 10-K for the year ended November 30, 1993), (1). **

     EXHIBIT NO.
         AND
     APPLICABLE
     SECTION OF
     601 OF REG-
     ULATION S-K
     -----------
     *10-C-2     Description of Hartmarx Management Incentive Plan
                 (Exhibit 10-C-2 to Form 10-K for the year ended November
                 30, 1993), (1). **
     *10-D-1     Form of Deferred Compensation Agreement, as amended,
                 between the Company and Directors Abboud, Baldrige,
                 Farley, Jacobs, Marshall and Segnar (Exhibit 10-D-1 to
                 Form 10-K for the year ended November 30, 1993), (1). **
      10-D-2     Form of First Amendment to Director Deferred
                 Compensation Agreement between the Company and Directors
                 Abboud, Baldrige, Farley, Jacobs, Marshall and Segnar.
                 **
     *10-E-1     Form of Deferred Compensation Agreement, as amended,
                 between the Company and Messrs. Hand, Patel, Morgan and
                 Brenner (Exhibit 10-E-1 to Form 10-K for the year ended
                 November 30, 1993), (1). **
      10-E-2     Form of First Amendment to Executive Deferred
                 Compensation Agreement between the Company and Messrs.
                 Hand, Patel, Morgan and Brenner. **
     *10-F-1     Employment Agreement between the Company and Elbert O.
                 Hand (Exhibit 10-F-1 to Form 10-K for the year ended
                 November 30, 1992), (1). **
     *10-F-2     Employment Agreement between the Company and Homi B.
                 Patel (Exhibit 10-F-2 to Form 10-K for the year ended
                 November 30, 1992), (1). **
     *10-F-3     Employment Agreement between the Company and Carey M.
                 Stein (Exhibit 10-F-3 to Form 10-K for the year ended
                 November 30, 1992), (1). **
     *10-F-5     Form of Severance Agreement between the Company and
                 Executive Officers Frank A. Brenner, James E. Condon and
                 Glenn R. Morgan (Exhibit 10-F-5 to Form 10-K for the
                 year ended November 30, 1993), (1). **
      10-F-6     Form of Amendment to Severance Agreement between the
                 Company and Executive Officers Frank A. Brenner, James
                 E. Condon and Glenn R. Morgan. **
     *10-F-7     Employment Agreement between the Company and Wallace L.
                 Rueckel. (Exhibit
                 10-F-7 to Form 10-K for the year ended November 30,
                 1993), (1). **
      10-F-8     Employment Agreement between the Company and Mary D.
                 Allen. **
     *10-G-1     Form of Indemnity Agreement between the Company and
                 Directors Abboud, Baldrige, Cole, Farley, Hand, Jacobs,
                 Marsh, Marshall, Olson, Othman, Patel, Scott and Segnar
                 (Exhibit 10-G-1 to Form 10-K for the year ended November
                 30, 1993), (1).
      12         Statement of Computation Ratios.
      21         Subsidiaries of the Registrant.
      23         Consent of Independent Accountants included on page F-1
                 of this Form 10-K.
      24         Powers of Attorney, as indicated on page 36 of this Form
                 10-K.
      27         Financial Data Schedules.

- --------
*  Exhibits incorporated herein by reference. (1) File No. 1-8501
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Hartmarx Corporation
                                  (Registrant)

     /s/ Wallace L. Rueckel                       /s/ Glenn R. Morgan
By:_________________________________    and By:_________________________________
 Wallace L. Rueckel                          Glenn R. Morgan
 Executive Vice President and Chief Financial Officer
                                             Senior Vice President, Finance
                                             and Administration

Date: February 27, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

          Elbert O. Hand*                          Homi B. Patel*
- ------------------------------------    ------------------------------------
           Elbert O. Hand                          Homi B. Patel
 Chairman, Chief Executive Officer,     President, Chief Operating Officer,
              Director                                Director


         A. Robert Abboud*                       Charles Marshall*
- ------------------------------------    ------------------------------------
     A. Robert Abboud, Director              Charles Marshall, Director


         Letitia Baldrige*                       Charles K. Olson*
- ------------------------------------    ------------------------------------
     Letitia Baldrige, Director              Charles K. Olson, Director


          Jeffrey A. Cole*                        Talat M. Othman*
- ------------------------------------    ------------------------------------
     Jeffrey A. Cole, Director               Talat M. Othman, Director


         Raymond F. Farley*                       Stuart L. Scott*
- ------------------------------------    ------------------------------------
    Raymond F. Farley, Director              Stuart L. Scott, Director


         Donald P. Jacobs*                         Sam F. Segnar*
- ------------------------------------    ------------------------------------
     Donald P. Jacobs, Director               Sam F. Segnar, Director


          Miles L. Marsh*                       Wallace L. Rueckel*
- ------------------------------------    ------------------------------------
      Miles L. Marsh, Director                   Wallace L. Rueckel

                                        Executive Vice President, Principal
     /s/ Wallace L. Rueckel                      Financial Officer
By:_________________________________

        Wallace L. Rueckel                        Glenn R. Morgan*

                                        ------------------------------------
       /s/ Mary D. Allen                          Glenn R. Morgan
By:_________________________________           Senior Vice President
           Mary D. Allen                    Principal Accounting Officer
- --------
   * Pursuant to Power of Attorney

Date: February 27, 1995

                              HARTMARX CORPORATION

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

            FOR FISCAL YEARS ENDED NOVEMBER 30, 1994, 1993, AND 1992
                                (000'S OMITTED)

                                                       RESERVE FOR DOUBTFUL
                                                       ACCOUNTS FISCAL YEAR
                                                        ENDED NOVEMBER 30,
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------
Balance at beginning of year......................... $ 9,914  $16,022  $15,153
Charged to costs and expenses........................   2,591    3,868    6,813
Deductions from reserves (1).........................  (5,137)  (9,976)  (5,944)
                                                      -------  -------  -------
Balance at end of year............................... $ 7,368  $ 9,914  $16,022
                                                      =======  =======  =======

- --------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Commission File Nos. 33-21549 and 33-42202) of Hartmarx Corporation of our report dated January 9, 1995 appearing on page 16 of this Form 10-K.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 27, 1995