Form 10-Q
period 1995-02-28
HARTMARX CORP/DE
filed 1995-04-03
CIK 723371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

 (Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      X          OF THE SECURITIES EXCHANGE ACT OF 1934
  --------

                  For quarterly period ended February 28, 1995

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



At March 31, 1995, there were 32,593,743 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statement of Earnings for the
                  three months ended February 28, 1995 and
                  February 28, 1994.                                        3

                  Consolidated Balance Sheet as of February 28,
                  1995, November 30, 1994 and February 28, 1994.            4

                  Condensed Consolidated Statement of Cash Flows
                  for the three months ended February 28, 1995
                  and February 28, 1994.                                    6

                  Notes to Consolidated Financial Statements.               7


         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.            9



PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                        11

         ITEM 6.  Exhibits and Reports on Form 8-K                         11



SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                         Three Months Ended February 28,
                                         -------------------------------
                                           1995                   1994
                                         --------               --------
Net sales                                $171,471               $177,891
Licensing and other income                  1,296                  1,487
                                         --------               --------

                                          172,767                179,378
                                         --------               --------

Cost of goods sold                        123,107                127,688
Selling, administrative and
  occupancy expenses                       44,425                 47,317
                                         --------               --------

                                          167,532                175,005
                                         --------               --------

Earnings before interest and taxes          5,235                  4,373
Interest expense                            5,020                  5,113
                                         --------               --------

Earnings (loss) before taxes                  215                   (740)
Tax (provision) benefit                       (80)                    20
                                         --------               --------

Net earnings (loss) for the period       $    135               $   (720)
                                         ========               ========

Earnings (loss) per common share
  and common share equivalent            $      -               $   (.02)
                                         ========               ========

Dividends per common share               $      -               $      -
                                         ========               ========

Average number of common shares
  and common share equivalents             32,543                 31,976
                                         ========               ========



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000'S OMITTED)


                                              Feb. 28,   Nov. 30,   Feb. 28,
                                                1995       1994       1994
                                              --------   --------   --------
CURRENT ASSETS

 Cash and cash equivalents                    $  1,820   $  2,823   $  1,118
 Accounts receivable, less allowance
  of $7,880, $7,368 and $10,663
  for doubtful accounts                        135,425    114,597    135,337
 Inventories                                   178,331    183,347    177,962
 Prepaid expenses                                7,783      6,672     18,740
 Recoverable and deferred income taxes           4,767      4,998      6,684
                                              --------   --------   --------

   Total current assets                        328,126    312,437    339,841
                                              --------   --------   --------


OTHER ASSETS                                    16,026     16,403     11,419
                                              --------   --------   --------



DEFERRED INCOME TAXES                           11,817     11,817          -
                                              --------   --------   --------


PROPERTIES



 Land                                            3,852      3,877      3,876
 Buildings and building improvements            58,095     58,498     58,959
 Furniture, fixtures and equipment             112,129    112,850    112,581
 Leasehold improvements                         27,700     27,964     30,006
                                              --------   --------   --------
                                               201,776    203,189    205,422
 Accumulated depreciation and amortization    (151,607)  (151,646)  (151,072)
                                              --------   --------   --------
  Net properties                                50,169     51,543     54,350
                                              --------   --------   --------


TOTAL ASSETS                                  $406,138   $392,200   $405,610
                                              ========   ========   ========



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                                   Feb. 28,  Nov. 30,  Feb. 28,
                                                     1995      1994      1994
                                                   --------  --------  --------
CURRENT LIABILITIES

 Notes payable                                      $20,000  $ 20,000  $ 35,000
 Current maturities of long term debt                   663       699       703
 Accounts payable and accrued expenses               70,339    76,049    58,954
                                                   --------  --------  --------

  Total current liabilities                          91,002    96,748    94,657
                                                   --------  --------  --------

LONG TERM DEBT, less current maturities

 Notes payable                                       65,700    46,900   123,635
 10 7/8% Senior Subordinated Notes, net              99,405    99,383         -
 Industrial development bonds                        20,305    20,352    20,594
 Other debt                                             383       450       755
 Notes payable to insurance companies                     -         -    44,880
 ESOP loan guarantee                                      -         -    12,186
                                                   --------  --------  --------
                                                    185,793   167,085   202,050
                                                   --------  --------  --------

SHAREHOLDERS' EQUITY

 Preferred shares, $1 par value;
  2,500,000 authorized and unissued                       -         -         -
 Common shares, $2.50 par value; authorized
  75,000,000; issued 32,565,139 in February 1995,
  32,477,800 in November 1994 and
  32,021,381 in February 1994.                       81,413    81,194    80,053
 Capital surplus                                     76,294    76,063    74,522
 Retained earnings (deficit)                        (17,096)  (17,231)  (34,099)
 Unearned employee benefits                         (11,268)  (11,659)  (11,573)
                                                   --------  --------  --------
   Total shareholders' equity                       129,343   128,367   108,903
                                                   --------  --------  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $406,138  $392,200  $405,610
                                                   ========  ========  ========



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)


                                                                   Three Months Ended February 28,
                                                                  ---------------------------------
                                                                     1995                   1994
                                                                   --------               -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                             $    135               $  (720)
   Reconciling items to adjust net earnings (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                                  3,120                  3,663
       Changes in:
         Receivables, inventories and prepaids                      (16,925)               (2,435)
         Other assets                                                    20                  (832)
         Accounts payable and accrued expenses                       (5,710)               (4,247)
         Taxes and deferred taxes                                       231                   (82)
       Adjustment of properties to net realizable value                 (83)                   93
                                                                   --------               -------
   Net cash used in operating activities                            (19,212)               (4,560)
                                                                   --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                              (1,282)               (1,095)
                                                                   --------               -------
   Net cash used in investing activities                             (1,282)               (1,095)
                                                                   --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in notes payable                                         18,800                 4,939
   Decrease in other long term debt                                    (150)                 (299)
   Proceeds from other equity transactions                              841                   626
                                                                   --------               -------
   Net cash provided by financing activities                         19,491                 5,266
                                                                   --------               -------

   Net decrease in cash and cash equivalents                         (1,003)                 (389)
   Cash and cash equivalents at beginning of period                   2,823                 1,507
                                                                   --------               -------
   Cash and cash equivalents at end of period                      $  1,820               $ 1,118
                                                                   ========               =======

SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid (received) during period for:
         Interest expense                                          $  3,200              $  4,700
         Income taxes                                                  (300)                  100


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1994. Certain prior year amounts have been reclassified to conform to the presentation in the current period. Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 ("FAS 112"), Employers' Accounting for Postemployment Benefits. This statement requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement. As the Company's accounting practices were substantially consistent with the provisions of FAS 112, adoption did not impact either financial condition or results of operations.


NOTE 2

The calculation of earnings (loss) per share for each period is computed based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


NOTE 3

On March 23, 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a new three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Proceeds from these two transactions were utilized to repay $236 million of borrowings then outstanding related to the Company's principal lending facility then in effect. The prior facility was terminated upon completion of the Notes and Credit Facility transactions. The current financing agreements contain various restrictive covenants pertaining to minimum net worth, payment of dividends, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants under these agreements.

NOTE 4

Inventories at each date consisted of (000's omitted):


                        Feb. 28,  Nov. 30,  Feb. 28,
                          1995      1994      1994
                        --------  --------  --------

     Raw materials      $ 44,410  $ 42,296  $ 40,736
     Work-in-process      27,132    29,015    25,260
     Finished goods      106,789   112,036   111,966
                        --------  --------  --------
                        $178,331  $183,347  $177,962
                        ========  ========  ========


Inventories are stated at the lower of cost or market. Approximately 25%, 29% and 18% of the Company's inventories, primarily work-in-process and finished goods, are valued using the last-in, first-out (LIFO) method at February 28, 1995, November 30, 1994 and February 28, 1994, respectively. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

                              HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition from November 30, 1994 to February 28, 1995
- - --------------------------------------------------------------------------

Since November 30, 1994, net accounts receivable increased $20.8 million or 18.2% to $135.4 million, reflecting the normal seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $178.3 million declined $5.0 million or 2.7%, principally due to seasonal shipments of tailored clothing in the Men's Apparel Group. Net properties decreased $1.4 million to $50.2 million reflecting depreciation exceeding additions. Total debt, including current maturities, increased $18.7 million to $206.5 million, reflecting normal seasonal working capital requirements, and represented 61.5% of total capitalization compared to 59.4% at November 30, 1994.


Changes in Financial Condition from February 28, 1994 to February 28, 1995
- - --------------------------------------------------------------------------

Net accounts receivable of $135.4 million were virtually unchanged from the year earlier level. The allowance for doubtful accounts decreased $2.8 million to $7.9 million and represented 5.5% and 7.3% of gross receivables in 1995 and 1994, respectively, reflecting the write off of receivables previously reserved associated with the 1992 Restructuring. Inventories of $178.3 million increased slightly from last year with increases in tailored clothing inventories associated with anticipated higher volumes offset by declines at Kuppenheimer from 23 fewer stores and women's from marketing fewer wholesale brands. Prepaid expenses of $7.8 million declined $11.0 million, principally attributable to converting several workers compensation cash deposits to letter of credit arrangements and the timing of payment of insurance related items. Net properties of $50.2 million declined $4.2 million, primarily reflecting depreciation expense exceeding capital additions. Accounts payable and accrued expenses increased $11.4 million, principally attributable to the timing of payment of invoices. Total debt of $206.5 million decreased $31.3 million compared to February 28, 1994 and represented 61.5% of total capitalization compared to 68.6% last year. The lower percentage this year reflected the repayment of debt, along with higher equity from the trailing year earnings and the proceeds from stock sales to employee benefit plans.


Results of Operations -- First Quarter 1995 Compared to First Quarter 1994
- - --------------------------------------------------------------------------

Consolidated sales declined $6.4 million or 3.6% to $171.5 million from $178.0 million in 1994. Men's Apparel Group sales increased approximately 1%. Kuppenheimer's sales declined approximately 24%, attributable to 23 fewer stores and a 12% decline in comparable store sales. The women's businesses were essentially unchanged as increases in the Barrie Pace catalog were offset by a decline at International Women's Apparel associated with fashion brands discontinued in late 1994.

Gross margin rates improved at all operating groups, although the consolidated gross margin percentage to sales of 28.2% was unchanged from the previous period. The Men's Apparel Group comprised a greater percentage of consolidated sales in 1995 compared to 1994, while Kuppenheimer's proportionate percentage declined; as gross margins are lower in the Men's Apparel Group compared to Kuppenheimer (along with a lower selling, administrative and occupancy expense ratio to sales), this mix change caused the gross margin percentage to sales to remain unchanged from 1994. Consolidated selling, administrative and occupancy expenses declined $2.9 million to $44.4 million and represented 25.9% of sales compared to 26.6% last year with all operating groups achieving dollar decreases in operating expenses. Kuppenheimer's operating expense ratio to sales was unfavorable to 1994, attributable to its lower sales.

Earnings before interest, taxes and depreciation were $8.0 million in 1995 compared to $7.5 million in 1994. Earnings before interest expense and taxes were $5.2 million in 1995 compared to $4.4 million last year. Interest expense declined $.1 million to $5.0 million as the favorable effect from lower average borrowings was substantially offset by higher rates; interest expense included amortization of financing fees of $.4 million in 1995 and $.5 million in 1994. Consolidated pre-tax earnings for 1995 were $.2 million compared to a loss of $.7 million in 1994. After reflecting the applicable tax provision or benefit, consolidated net earnings were $.1 million in 1995 compared to a net loss of $.7 million in 1994.

In October, 1994, the Company retained an advisor to review alternatives relating to Kuppenheimer, with the objective of redeploying the Company's investment in this business to its wholesale businesses, where growth prospects are believed to be more favorable. Several parties have indicated an interest in the possible acquisition of this business; however, discussions have not sufficiently progressed to determine the likelihood of sale and proceeds.

As further discussed in Item 1 - Legal Proceedings of this Form 10-Q, on March 15, 1995 the Company received notice that an arbitration panel awarded Christian Dior-New York ("Dior") $3.7 million pertaining to a dispute arising from a 1992 agreement to terminate the licensing relationship between Dior and a subsidiary of the Company. The Company's legal counsel is currently reviewing this matter and the award is expected to be contested. As Dior products are no longer marketed by the Company, the ongoing operations of the Company are unaffected by the decision. Due to the likely appeal and uncertainty associated with the ultimate timing and outcome of this matter, the accompanying Statement of Earnings does not reflect any charge associated with this award.

On March 31, 1995, the Company sold the land and building formerly utilized by a subsidiary for production. The pre-tax gain on this transaction of approximately $3 million will be reflected in the Company's second quarter results.

                          PART II -- OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

     Dior Proceedings. In 1989, Hart Schaffner & Marx ("HSM") and Christian Dior-New York ("Dior") were adverse parties in various lawsuits filed in the Circuit Court of Cook County, Illinois, arising out of a Trademark License Agreement under which HSM manufactured and sold apparel products bearing Dior's trademarks. These lawsuits were dismissed pursuant to a settlement agreement which terminated the licensing relationship in 1992. Disputes arising out of the settlement agreement led to an unfavorable arbitration award in the amount of $1.3 million, plus interest and fees, against HSM in 1992 which was affirmed on appeal in 1994. Also in 1994, Dior initiated a second arbitration proceeding against HSM in which it claimed over $5 million in actual damages plus punitive damages. In March, 1995, the second arbitration panel awarded Dior $3.7 million in actual damages and HSM is expected to file a petition seeking to set aside the award. HSM initiated a separate arbitration proceeding against Dior in 1994 and an order denying HSM's grant of second arbitration is pending before the Illinois Appellate Court.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          Exhibit 27  Financial Data Schedule

     (b)  No reports on Form 8-K were filed during the first quarter of 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HARTMARX CORPORATION



April 3, 1995                         By   /s/ WALLACE L. RUECKEL
                                      --------------------------------
                                      Wallace L. Rueckel
                                      Executive Vice President and
                                      Chief Financial Officer

                                      (Principal Financial Officer)



April 3, 1995                         By   /s/ GLENN R. MORGAN
                                      --------------------------------
                                      Glenn R. Morgan
                                      Senior Vice President,
                                      Finance and Administration

                                      (Principal Accounting Officer)