Form 10-K/A
period 1994-11-30
HARTMARX CORP/DE
filed 1995-06-27
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10K-A

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              HARTMARX CORPORATION
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1994 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following:

     Exhibits:

     Number  Description
     ------  -----------

      99 The information required by Form 11-K for 1994 for The Hartmarx Savings-Investment Plan (the Plan) (Commission Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-83433, 33-6194 and 33-42202),
               including the following Plan financial statements:

                    Index to Financial Statements.
                    Report of Independent Accountants.
                    Statement of Assets, Liabilities and Plan
                     Equity at December 31, 1994 and 1993.
                    Statement of Income and Changes in Plan
                     Equity for the Year Ended December 31, 1994.
                    Notes to Financial Statements.
                    Consent of Independent Accountants.
                    Supplementary Schedules:
                     Assets Held for Investment at December 31,
                      1994 (Schedule G.I.).
                     Reportable Transactions - Series of
                      Security Transactions (Schedule G.V.).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARTMARX CORPORATION
                                         --------------------
                                         (Registrant)


Date:  June 27, 1995                 By: GLENN R. MORGAN
                                         ----------------------------
                                         Glenn R. Morgan
                                         Senior Vice President,
                                          Finance and Administration

                     THE HARTMARX SAVINGS-INVESTMENT PLAN
                     ------------------------------------

                             FINANCIAL STATEMENTS
                             --------------------

                          DECEMBER 31, 1994 AND 1993
                          --------------------------

                      THE HARTMARX SAVINGS-INVESTMENT PLAN
                      ------------------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                        Page
                                                                        ----

 Report of Independent Accountants                                        1

 Financial Statements:

   Statement of Assets, Liabilities and Plan
     Equity at December 31, 1994 and 1993                                 2

   Statement of Income and Changes in Plan
     Equity for the Year Ended December 31,
     1994                                                                 3

   Notes to Financial Statements                                        4-16


 Supplementary Schedule G:

  Assets Held for Investment at December 31, 1994 (Schedule G.I.)

  Reportable Transactions - Series of Security Transactions (Schedule G.V.)



 The information in Schedule G, Parts I and V is based on information certified by Vanguard Fiduciary Trust Company, custodian of the investment assets of The Hartmarx Savings-Investment Plan, or by Bank of America Illinois, trustee of The Hartmarx Savings-Investment Plan.

 Schedules not included as supplemental data have been omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

 June 23, 1995

 To the Participants of The Hartmarx Savings-Investment Plan and the Board of Directors of Hartmarx Corporation

 In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Hartmarx Savings-Investment Plan at December 31, 1994 and 1993, and the results of its operations and the changes in its plan equity for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Hartmarx Corporation; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

 Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules G, Part I and V is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by the Employee Retirement Income Security Act of 1974. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



 PRICE WATERHOUSE LLP

 Chicago, Illinois

                     THE HARTMARX SAVINGS-INVESTMENT PLAN
                STATEMENT OF ASSETS, LIABILITIES AND PLAN EQUITY
                           DECEMBER 31, 1994 AND 1993

                                               1994         1993
                                            -----------  -----------

 ASSETS:
    Investments (Notes 6 and 7):
      Hartmarx Corporation common
        stock at market value.............  $10,283,224  $11,989,369
      Vanguard Mutual Funds:
        VFISF - GNMA Portfolio............    5,508,668    6,301,616
        VMMR - Prime Portfolio............      882,916      548,575
        Index 500 Portfolio...............    3,179,087    2,609,505
        STAR Fund Portfolio...............    3,791,988    3,484,079
        Primecap Fund.....................      505,789            -
        International Growth Portfolio....      382,790            -
      Vanguard Investment Contract Trust..    6,030,278    6,490,696
      Unallocated deposit administration
        group annuity insurance contract..    1,582,795    1,551,127
      Loans to participants...............    1,401,100    1,182,360
                                            -----------  -----------

                                             33,548,635   34,157,327

    Due from Hartmarx Corporation:
      Employee contributions..............      451,528      512,341
      Employee loan repayments............       48,585       46,764
    Accrued investment income.............          583          317
    Cash..................................            -        1,504
                                            -----------  -----------

                                             34,049,331   34,718,253
 LIABILITIES:
    Due to Hartmarx Corporation...........            -      112,068
    Administrative expenses payable.......       24,044       29,029
                                            -----------  -----------

 TOTAL EQUITY                               $34,025,287  $34,577,156
                                            ===========  ===========

                See accompanying notes to financial statements.

                     THE HARTMARX SAVINGS-INVESTMENT PLAN
                 STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1994





    Investment income:
     Dividends on shares of registered
      investment companies............................ $    730,780
     Earnings from money market mutual
      fund............................................       36,649
     Earnings from Vanguard Investment
      Contract Trust..................................      352,962
     Interest income..................................       53,944
     Interest income on participant loans.............       83,625
                                                        -----------

      Total dividends, interest and earnings..........    1,257,960

     Net loss on distributions of stock to
      participants....................................      (38,095)
     Net loss on sales of investments.................     (308,817)
     Unrealized depreciation of investments...........   (2,233,054)
                                                        -----------

       Total loss.....................................   (1,322,006)

    Participants' contributions........................   4,626,434
    Administrative expenses............................     (40,295)
    Distributions to participants......................  (3,816,002)
                                                        -----------

    Net decrease in Plan equity........................    (551,869)

    Plan equity:
     Beginning of year.................................  34,577,156
                                                        -----------

     End of year....................................... $34,025,287
                                                        ===========

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

 Participant Contributions:
 -------------------------

 Participants may contribute from 1% to 16% (in whole percentages) of their annual earnings through regular payroll deductions. The first 6% of earnings contributed are considered "matched" contributions and determine the Employer contributions as described below. Contributions in excess of 6% of earnings are considered "voluntary" contributions and are not matched with any Employer contributions. At the election of the participant, participant contributions in excess of 1% of earnings may be made on a pre-tax basis under Section 401(k) of the Internal Revenue Code ("Code") (to a statutory limit of $9,240 in 1994), or on an after-tax basis; the first 1% of participant earnings contributed are on an after-tax basis. Under certain circumstances provided for by Internal Revenue Service regulations, participant contributions on both pre-tax and after-tax bases may be further limited. Participants may change or cease contributions without withdrawing from the Plan as participants.

 Employer Contributions:
 ----------------------

 Employer contributions have been made to the ESOP, beginning in 1989. During 1994, the Employer contributions were 25% of the first 1% of each participant's earnings withheld as matched contributions and 5% of all other matched participant contributions. Employer contributions are also subject to maximum limits set by the Code and incorporated in the Plan and the ESOP. Employer contributions to the ESOP for the 1994 Plan year aggregated $1,962,248.

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

 For participants who terminate employment with an Employer, nonvested
 Employer contributions and related earnings are withheld and if the participant incurs five consecutive one year breaks in service, forfeited. Forfeitures can be applied to reduce Employer contributions for the Plan year or can be applied to pay administrative costs of the Plan.

 At December 31, 1994, the balance of nonvested Employer contributions and related earnings of terminated participants who had not incurred five consecutive one year breaks in service aggregated the equivalent of 11,743 shares of Hartmarx common stock with a market value of $68,991.

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

 Administrative Expenses:
 -----------------------

 Direct administrative expenses of the Plan, comprising trustee, recordkeeping and auditing fees, were $131,042 for 1994. Any administrative expenses not paid by the Plan from forfeitures of nonvested Employer contributions and related earnings are payable by Hartmarx. Of the 1994 fees, the Plan has paid $40,295 and Hartmarx has paid $90,747.

 Participant Loans:
 -----------------

 Participants may borrow that portion of their account attributable to participant contributions and related earnings within percentage and dollar limits and at rates and terms permitted by the Code and specified in the Plan. Loans are repayable over periods of one to five years (usually through payroll deduction), with the exception that a loan to purchase a primary residence may be repaid over a term as long as 15 years. Interest is charged at a rate which exceeds the prime rate at the inception of the loan which, at December 31, 1994, is 1% over the prime rate. Interest and principal payments are credited directly to the borrowing participant's accounts according to the funds selected for current contributions.

 A participant receiving a loan is charged a loan origination fee of $30 and an annual administration fee of $10, which is deducted from the participant's account in each year the loan is outstanding.

 Distributions and Withdrawals:
 -----------------------------

 Vested account balances are generally distributed upon the participant's retirement, termination of employment, disability or death. Participants may also receive vested account balances while remaining employed by an Employer upon withdrawal from the Plan, but withdrawals for participants under age 59-1/2 are generally limited to vested Employer contributions and after-tax participant contributions, except that pre-tax participant contributions may also be distributed in certain circumstances. Distributions and withdrawals are normally made in cash, except that a participant may elect to receive distributions and certain withdrawals from the Hartmarx Stock Fund and the ESOP in the form of shares of Hartmarx common stock.

 NOTE 2 - Significant Accounting Policies:
 ----------------------------------------

 The financial statements of the Plan are prepared using the accrual basis of accounting.

 Investments in publicly-traded securities and in mutual funds are carried at quoted market value based on published quoted prices in active markets. Investments in deposit administration group annuity insurance contracts and the Vanguard Investment Contract Trust are carried at estimated fair value based on cost plus interest accrued primarily at contract rates. Loans to participants represent the unpaid principal balances. Income from investments is recorded as earned.

 NOTE 3 - Investment Programs:
 ----------------------------

 The following investment options were available:

  Vanguard Mutual Funds (registered investment companies):

   Money Market Reserves (VMMR) Prime Portfolio, a money market mutual fund investing in high-quality money market instruments maturing in one year or less.

   STAR Fund - STAR Portfolio, a balanced fund which invests 60%-70% of its assets in four Vanguard equity funds, with the remaining assets invested in three Vanguard fixed-income portfolios.

   Index Trust - 500 (Index 500) Portfolio, a growth and income fund which invests in all of the stocks included in the Standard & Poor's 500 index.

   Fixed Income Securities Fund (VFISF) GNMA Portfolio, an income fund which invests in Government National Mortgage Association certificates.

   Primecap Fund, a growth fund which invests primarily in common stocks with high growth potential.  (Available to Plan participants commencing July
    1994)

   International Growth Portfolio, a growth fund which invests primarily in stocks of companies based outside of the United States. (Available to Plan participants commencing July 1994)

  Hartmarx GIC Fund, an investment contract fund which is invested in a contract held by the Plan prior to November 1, 1991 and in the Vanguard Investment Contract Trust, which primarily holds contracts issued by insurance companies and banks.

   Hartmarx Stock Fund, which  primarily invests in  Hartmarx  common  stock.
      Participant contributions and earnings thereon are credited to participant accounts based on shares of Hartmarx common stock at 90% of the average trading prices as reported in the New York Stock Exchange-Composite Transaction quotations on the date the shares are purchased or deemed to be purchased by the Plan; participant loan repayments and transfers to the Fund are credited to participant accounts at the closing market price. While the Plan may purchase Hartmarx common stock either directly from Hartmarx or in the open market, shares acquired in 1994 have been purchased from Hartmarx at the 90% of average trading prices credited to participant accounts for contributions and at the closing market prices for loan repayments and transfers to the Hartmarx Stock Fund.

 A participant may select more than one investment option. Participants may change investment options and transfer previously contributed balances as often as once a month.

 Participants are assigned units in each investment program fund. A summary of units and unit values for each fund of the Plan is as follows:

                                           December 31, 1994      December 31, 1993
                                         ---------------------  ---------------------
                                           Units    Unit Value    Units    Unit Value
                                         ---------  ----------  ---------  ----------
 Hartmarx Stock Fund                     1,273,226    $ 8.12    1,242,957    $ 9.70
 VFISF GNMA Portfolio                      575,018    $ 9.58      607,678    $10.37
 Hartmarx GIC Fund                       7,613,073    $ 1.00    8,041,824    $ 1.00
 VMMR Prime Portfolio                      826,113    $ 1.00      370,765    $ 1.00
 Vanguard Index 500 Portfolio               73,984    $42.97       59,537    $43.83
 Vanguard STAR Fund Portfolio              300,951    $12.60      259,812    $13.41
 Primecap Fund                              25,315    $19.98            -         -
 International Growth Portfolio             28,503    $13.43            -         -

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

 NOTE 4 - Taxes:
 --------------

 The Plan is intended to be a qualified employee benefit plan under Section 401(a) of the Internal Revenue Code, exempt from federal income tax, with participants not being subject to tax on Employer contributions or earnings of the Trust prior to receiving benefits under the Plan. On February 12, 1988, the Internal Revenue Service issued a favorable determination letter with respect to the qualified status of the Plan in connection with amendments which became effective July 1, 1988. The Plan was amended and restated effective January 1, 1989 in accordance with the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1986 and subsequent federal legislation. An application for determination on the amended Plan was filed with the Internal Revenue Service on March 31, 1995. The Plan Administrator believes that the Plan is designed and is being operated in compliance with the applicable requirements of the Internal Revenue Code. Accordingly, the Plan Administrator believes a provision for federal income taxes in the accompanying financial statements is not required.

 NOTE 5 - Subsequent Event:
 -------------------------

 On May 9, 1995, Hartmarx Corporation announced an agreement to sell Kuppenheimer Manufacturing Co. ("Kuppenheimer"), a wholly-owned subsidiary and an Employer. The closing of the sale is contingent upon satisfaction of various conditions. Kuppenheimer will cease being a participating Employer in the Plan as of the sale closing date and participating Kuppenheimer employees will become fully vested in Employer contributions. At December 31, 1994, Plan account balances of participants employed by Kuppenheimer aggregated $2,982,000.

 NOTE 6 - Investment Information:
 -------------------------------

 The following summarizes the Plan's investments at December 31, 1994 and 1993:

                                                 1994
                                      --------------------------
                                      Shares, units     Fair
                                         or cost        value
                                      -------------  -----------
At quoted market value:

Hartmarx Corporation Common Stock...    1,750,336    $10,283,224
Vanguard Mutual Funds:
 VFISF-GNMA Portfolio...............      575,018      5,508,668
 VMMR Prime Portfolio...............      882,916        882,916
 Index 500 Portfolio................       73,984      3,179,087
 STAR Fund Portfolio................      300,951      3,791,988
 Primecap Fund......................       25,315        505,789
 International Growth Portfolio.....       28,503        382,790
                                                     -----------
                                                      24,534,462
                                                     -----------
At estimated fair value:

Vanguard Investment Contract Trust..    6,030,278      6,030,278
Unallocated group annuity
 insurance contract:
 MBL Life Assurance Corp............   $1,582,795      1,582,795
Loans to participants...............   $1,401,100      1,401,100
                                                     -----------
                                                       9,013,173
                                                     -----------
  Total investments.................                 $33,548,635
                                                     ===========

                                                 1993
                                       -------------------------
At quoted market value:

Hartmarx Corporation Common Stock...    1,712,767    $11,989,369
Vanguard Mutual Funds:
 VFISF-GNMA Portfolio...............      607,678      6,301,616
 VMMR Prime Portfolio...............      548,575        548,575
 Index 500 Portfolio................       59,537      2,609,505
 STAR Fund Portfolio................      259,812      3,484,079
                                                     -----------
                                                      24,933,144
                                                     -----------
At estimated fair value:

Vanguard Investment Contract Trust..    6,490,696      6,490,696
Unallocated group annuity
 insurance contract:
 Mutual Benefit Life Insurance Co...   $1,551,127      1,551,127
Loans to participants...............   $1,182,360      1,182,360
                                                     -----------
                                                       9,224,183
                                                     -----------
   Total investments................                 $34,157,327
                                                     ===========

 The contract with The Mutual Benefit Life Insurance Company ("Mutual"), entered into on July 1, 1985, was a seven year single deposit contract for $1,400,000 which earned interest at a stated annual yield of 12.43%, payable annually. Mutual was placed into rehabilitation by the New Jersey Superior Court on July 16, 1991, and as a result, payments under the Mutual contract were temporarily frozen. A rehabilitation plan was confirmed by the Court on November 10, 1993. The rehabilitation plan involves the transfer of Mutual's assets and contract liabilities to MBL Life Assurance Corporation, which issued restructured investment contracts, effective April 29, 1994, to replace Mutual contracts with contractholders electing to participate in the rehabilitation plan. Under the terms of the rehabilitation plan, interest accrues at the original contract rate through December 31, 1991 and at effective annual rates of 5.75%, 5.25%, and 5.1% for the years ended December 31, 1992, 1993, and 1994, respectively. The actual interest rate, subject to a minimum rate of 3.5%, will be based on investment results during the rehabilitation period which ends December 31, 1999. A substantial portion (approximately 95% at December 31, 1994) of the contract principal and accrued interest of the restructured contract issued to the Plan is guaranteed by the Illinois Life and Health Insurance Guaranty Association. Under the rehabilitation plan, annual payments to the Plan are limited to $22,276 from 1993 through 1999; greater withdrawals for reasons other than participant retirements and deaths are subject to penalties of up to 45% of the balance withdrawn. During the rehabilitation period, the Plan is funding participant withdrawals and transfers from the Hartmarx GIC Fund from other, more liquid investments of the Hartmarx GIC Fund.

 At December 31, 1993, the carrying value of the contract is recorded at the original principal, plus accrued unpaid interest at the original contract rate of 12.43% for the period from July 2, 1991 through December 31, 1991, and at the minimum interest rate of 3.5% for 1992 and 1993, less payments received during 1992 and 1993. At December 31, 1994, the carrying value of the contract includes interest accrued at the minimum rate of 3.5% until changing to the restructured contract rate of 5.1% during the last half of 1994, less payments received in 1994.

  Total appreciation (depreciation) in fair value of investments during 1994 is as follows:
                                                   Hartmarx Stock Fund
                                                   -------------------
  Net loss on cost on distributions of stock
   to participants and other benefit provider          $  (220,571)

  Less:  Unrealized losses based on cost
   reported in prior periods                               182,476
                                                       -----------

  Net loss on distributions of stock                       (38,095)

  Net loss on sales of investments                        (216,851)

  Unrealized depreciation of investments                (1,533,029)
                                                       -----------

  Net depreciation in fair value of investments        $(1,787,975)
                                                       ===========

                                                 VFISF - GNMA Portfolio
                                                 ----------------------
  Net loss on sales of investments                     $   (62,240)

  Unrealized depreciation of investments                  (397,852)
                                                       -----------

  Net depreciation in fair value of investments        $  (460,092)
                                                       ===========

                                                   Index 500 Portfolio
                                                   -------------------
 Net loss on sales of investments                      $   (14,550)

 Unrealized depreciation of investments                    (57,668)
                                                       -----------

 Net depreciation in fair value of investments         $   (72,218)
                                                       ===========
                                                   STAR Fund Portfolio
                                                   -------------------
 Net loss on sales of investments                      $   (14,932)

 Unrealized depreciation of investments                   (221,357)
                                                       -----------

 Net depreciation in fair value of investments         $  (236,289)
                                                       ===========
                                                      Primecap Fund
                                                      -------------
 Net loss on sales of investments                      $      (123)

 Unrealized depreciation of investments                     (3,192)
                                                       -----------

 Net depreciation in fair value of investments         $    (3,315)
                                                       ===========
                                                      International
                                                         Growth
                                                        Portfolio
                                                      -------------
 Net loss on sales of investments                      $      (121)

 Unrealized depreciation of investments                    (19,956)
                                                       -----------

 Net depreciation in fair value of investments         $   (20,077)
                                                       ===========

 The net loss on sales of investments of the Hartmarx Stock Fund, VFISF-GNMA Portfolio, Index 500 Portfolio, STAR Fund Portfolio, Primecap Fund and International Growth Portfolio represents the difference between (a) the amounts realized on the sale of the investments and (b) the market value of the investments at the later of the beginning of the Plan year or the date of acquisition.

 The $220,571 net loss on cost on distributions of stock of the Hartmarx Stock Fund in 1994 represents the difference between (a) the market value of shares of Hartmarx common stock (on the effective date of the election to withdraw) distributed to withdrawing participant accounts and (b) the average cost of such shares.

NOTE 7 - Fund Information:
- -------------------------

The financial position of the funds comprising the Plan as of December 31, 1994 and 1993 is as follows:

                                         VFISF GNMA Portfolio
                                        ----------------------
                                           1994        1993
                                        ----------  ----------
ASSETS:
 Investments:
  Vanguard Mutual Funds:
   VFISF - GNMA Portfolio.............  $5,508,668  $6,301,616
                                        ----------  ----------
                                         5,508,668   6,301,616
 Due from Hartmarx Corporation:
  Employee contributions..............      58,504      73,491
  Employee loan repayments............       8,877       9,516
 Cash.................................          --           6
                                        ----------  ----------
                                         5,576,049   6,384,629
LIABILITIES:                                    --          --
                                        ----------  ----------

TOTAL EQUITY                            $5,576,049  $6,384,629
                                        ==========  ==========

                                          Hartmarx GIC Fund
                                        ----------------------
                                           1994        1993
                                        ----------  ----------
ASSETS:
 Investments:
  Vanguard Investment Contract Trust..  $6,030,278  $6,490,696
  Unallocated deposit
   administration group annuity
   insurance contract.................   1,582,795   1,551,127
                                        ----------  ----------
                                         7,613,073   8,041,823
 Due from Hartmarx Corporation:
  Employee contributions..............      66,187      85,654
  Employee loan repayments............       9,601      10,095
 Cash.................................          --         243
                                        ----------  ----------
                                         7,688,861   8,137,815
LIABILITIES:                                    --          --
                                        ----------  ----------

TOTAL EQUITY                            $7,688,861  $8,137,815
                                        ==========  ==========

                                        VMMR Prime Portfolio
                                        ----------------------
                                           1994        1993
                                        ----------  ----------
ASSETS:
 Investments:
  Vanguard Mutual Funds:
   VMMR - Prime Portfolio.............  $  826,113  $  370,765
                                        ----------  ----------
                                           826,113     370,765
 Due from Hartmarx Corporation:
  Employee contributions..............      14,046       9,764
  Employee loan repayments............         812         826
                                        ----------  ----------
                                           840,971     381,355
LIABILITIES:                                    --          --
                                        ----------  ----------

TOTAL EQUITY                            $  840,971  $  381,355
                                        ==========  ==========

                                       Index 500 Portfolio
                                     ----------------------
                                         1994        1993
                                     ----------   ----------
ASSETS:
  Investments:
    Vanguard Mutual Funds:
     Index 500 Portfolio..........   $3,179,087   $2,609,505
                                     ----------   ----------
                                      3,179,087    2,609,505
  Due from Hartmarx Corporation:
    Employee contributions........       54,890       77,316
    Employee loan repayments......        5,137        4,463
                                     ----------   ----------
                                      3,239,114    2,691,284
LIABILITIES:                                 --           --
                                     ----------   ----------

TOTAL EQUITY                         $3,239,114   $2,691,284
                                     ==========   ==========

                                       STAR Fund Portfolio
                                     -----------------------
                                         1994        1993
                                     ----------   ----------
ASSETS:
  Investments:
    Vanguard Mutual Funds:
     STAR Fund Portfolio..........   $3,791,988   $3,484,079
                                     ----------   ----------
                                      3,791,988    3,484,079
  Due from Hartmarx Corporation:
    Employee contributions........       78,659      103,505
    Employee loan repayments......        5,942        5,772
                                     ----------   ----------
                                      3,876,589    3,593,356
LIABILITIES:                                 --           --
                                     ----------   ----------

TOTAL EQUITY                         $3,876,589   $3,593,356
                                     ==========   ==========

                                      Primecap
                                        Fund
                                     ----------
                                        1994
                                     ----------
ASSETS:                             (First Year)
  Investments:
  Vanguard Mutual Funds:
    Primecap Fund.................   $  505,789
                                     ----------
                                        505,789

 Due from Hartmarx Corporation:
   Employee contributions.........       15,804
   Employee loan repayments.......        2,439
                                     ----------
                                        524,032

LIABILITIES:                                 --
                                     ----------

TOTAL EQUITY                         $  524,032
                                     ==========

                                     International
                                        Growth
                                       Portfolio
                                     -------------
                                         1994
                                     -------------
ASSETS:                              (First Year)
  Investments:
  Vanguard Mutual Funds:
    International Growth Portfolio..  $   382,790
                                      -----------
                                          382,790
 Due from Hartmarx Corporation:
   Employee contributions...........       16,639
   Employee loan repayments.........        1,237
                                      -----------
                                          400,666
LIABILITIES:                                   --
                                      -----------

TOTAL EQUITY                          $   400,666
                                      ===========

                                              Loan Fund
                                      ------------------------
                                         1994         1993
                                      -----------  -----------
ASSETS:
  Investments:
    Loans to participants...........  $ 1,401,100  $ 1,182,360
                                      -----------  -----------
                                        1,401,100    1,182,360
LIABILITIES:                                   --           --
                                      -----------  -----------

TOTAL EQUITY                          $ 1,401,100  $ 1,182,360
                                      ===========  ===========


                                        Hartmarx Stock Fund
                                      ------------------------
                                         1994         1993
                                      -----------  -----------
ASSETS:
  Investments:
    Hartmarx Corporation common
     stock at market value..........  $10,283,224  $11,989,369
    Vanguard Mutual Funds:
     VMMR - Prime Portfolio.........       56,803      177,810
                                      -----------  -----------
                                       10,340,027   12,167,179
  Due from Hartmarx Corporation:
    Employee contributions..........      146,799      162,611
    Employee loan repayments........       14,540       16,092
  Accrued investment income.........          583          317
  Cash..............................           --        1,255
                                      -----------  -----------
                                       10,501,949   12,347,454
LIABILITIES:
  Due to Hartmarx Corporation.......           --      112,068
  Administrative expenses payable...       24,044       29,029
                                      -----------  -----------

TOTAL EQUITY                          $10,477,905  $12,206,357
                                      ===========  ===========


Investment in each fund option above is at the participants' direction, except that Employer contributions prior to 1989 and related earnings aggregating $942,867 and $1,292,178 at December 31, 1994 and 1993, respectively, are restricted to the Hartmarx Stock Fund.

Income and changes in the equity of the funds comprising the Plan for the year ended December 31, 1994 is as follows:

                                           Hartmarx       VFISF       Hartmarx
                                            Stock         GNMA          GIC
                                             Fund       Portfolio       Fund
                                         ------------  -----------  ------------
 Investment income:
   Dividends on shares of registered
     investment companies..............  $        --   $  398,425   $        --
   Earnings from money market
     mutual fund.......................        6,966           --            --
   Earnings from Vanguard Investment
     Contract Trust....................           --           --       352,962
   Interest income.....................           --           --        53,944
                                         -----------   ----------   -----------

     Total dividends, interest, and
       earnings........................        6,966      398,425       406,906

   Net loss on distributions of stock
     to participants...................      (38,095)          --            --
   Net loss on sales of investments....     (216,851)     (62,240)           --
   Unrealized appreciation
     (depreciation) of investments.....   (1,533,029)    (397,852)           --
                                         -----------   ----------   -----------

        Total income (loss)............   (1,781,009)     (61,667)      406,906

 Participants' contributions...........    1,371,639      695,398       782,902
 Transfers - loan withdrawals..........     (238,194)    (202,885)     (147,438)
 Transfers - loan repayments...........      200,886      126,737       106,454
 Transfers - among investment
   funds, net..........................     (140,879)    (698,578)     (494,888)
 Administrative expenses...............      (38,765)        (880)           --
 Distributions to participants.........   (1,102,130)    (666,705)   (1,102,890)
                                         -----------   ----------   -----------
 Net increase (decrease) in fund
   equity..............................   (1,728,452)    (808,580)     (448,954)

 Fund equity:
   Beginning of year...................   12,206,357    6,384,629     8,137,815
                                         -----------   ----------   -----------

   End of year.........................  $10,477,905   $5,576,049   $ 7,688,861
                                         ===========   ==========   ===========


                                             VMMR        Index       STAR
                                             Prime        500        Fund
                                           Portfolio   Portfolio   Portfolio
                                           ---------   ---------   ---------
Investment income:
 Dividends on shares of registered
  investment companies...................  $      --   $   96,651   $  219,932
 Earnings from money market
  mutual fund............................     29,683           --           --
                                           ---------   ----------   ----------

  Total dividends, interest and
   earnings..............................     29,683       96,651      219,932

 Net loss on sales of investments........         --      (14,550)     (14,932)
 Unrealized appreciation (depreciation)
  of investments.........................         --      (57,668)    (221,357)
                                           ---------   ----------   ----------

   Total income (loss)...................     29,683       24,433      (16,357)

 Participants' contributions.............    143,046      689,318      854,004
 Transfers - loan withdrawals............    (20,063)     (97,048)     (87,434)
 Transfers - loan repayments.............      9,317       65,954       70,474
 Transfers - among investment funds,
  net....................................    516,331      132,993     (149,182)
 Administrative expenses.................        (90)         (90)        (470)
 Distributions to participants...........   (218,608)    (267,730)    (387,802)
                                           ---------   ----------   ----------
  Net increase (decrease) in fund
   equity................................   (459,616)     547,830      283,233

 Fund equity:
  Beginning of year......................    381,355    2,691,284    3,593,356
                                           ---------   ----------   ----------

  End of year............................  $ 840,971   $3,239,114   $3,876,589
                                           =========   ==========   ==========

                                                        International
                                            Primecap       Growth       Loan
                                              Fund       Portfolio      Fund
                                            --------    ------------- ---------
                                           (First Year)  (First Year)
Investment income:
 Dividends on shares of registered
  investment companies...................     $ 10,779    $  4,993   $       --
 Interest income on participant
  loans..................................           --          --       83,625
                                              --------    --------   ----------
   Total dividends, interest and
   earnings..............................       10,779       4,993       83,625

 Net loss on sales of investments........         (123)       (121)          --
 Unrealized appreciation (depreciation)
  of investments.........................       (3,192)    (19,956)          --
                                              --------    --------   ----------

   Total income (loss)...................        7,464     (15,084)      83,625

 Participants' contributions.............       46,160      43,967           --
 Transfers - loan withdrawals............           --          --      793,062
 Transfers - loan repayments.............        6,399       3,813     (590,034)
 Transfers - among investment funds,
  net....................................      464,327     369,876           --
 Administrative expenses.................           --          --           --
 Distributions to participants...........         (318)     (1,906)     (67,913)
                                              --------    --------   ----------
  Net increase (decrease) in fund
   equity................................      524,032     400,666      218,740

 Fund equity:
  Beginning of year......................           --          --    1,182,360
                                              --------    --------   ----------

  End of year............................     $524,032    $400,666   $1,401,100
                                              ========    ========   ==========

                      CONSENT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-42202) of Hartmarx Corporation of our report dated June 23, 1995 appearing on page 1 of
Exhibit 99 to the 1994 Annual Report on Form 10-K of Hartmarx Corporation, filed with this Form 10K-A.



PRICE WATERHOUSE LLP



Chicago, Illinois
June 26, 1995

                                                                 Schedule G.I.
                                                                 -------------
                                                                 (Page 1 of 2)

                     THE HARTMARX SAVINGS-INVESTMENT PLAN

                     EIN: 36-3217140          Plan #: 002

                               PART I - ITEM 27A
                SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             AT DECEMBER 31, 1994
                             --------------------

IDENTITY OF ISSUE,                 MATURITY       INTEREST    MATURITY                       CURRENT
BORROWER OR PARTY                  DATE           RATE         VALUE           COST           VALUE
Line 31c(9)(b)
- --------------

Loans to Participants              Various        7-11.5%     $ 1.00        $   -0-        $ 1,401,100
                                                                            ===========    ===========
Line 31c(11)
- ------------

Vanguard Investment Contract
  Trust (6,030,278 units)                                     $ 1.00        $ 6,030,278    $ 6,030,278
                                                                            ===========    ===========
Line 31c(15)
- ------------

VMMR - Prime Portfolio
  (882,916 shares)                                            $ 1.00        $   882,916    $  882,916

VFISF-GNMA Portfolio
  (575,018 shares)                                            $ 9.58        $ 5,880,950    $ 5,508,668

Index 500 Portfolio
  (73,984 shares)                                             $42.97        $ 3,093,435    $ 3,179,087

STAR Fund Portfolio
  (300,951 shares)                                            $12.60        $ 3,938,529    $ 3,791,989

Primecap Fund
  (25,315 shares)                                             $19.98        $   508,980    $   505,789

International Growth
  Portfolio
  (28,503 shares)                                             $13.43        $   402,746    $   382,790
                                                                            -----------    -----------

                                                                            $22,138,934    $21,682,617
                                                                            ===========    ===========

                                                                 Schedule G.I.
                                                                 -------------
                                                                 (Page 2 of 2)


                     THE HARTMARX SAVINGS-INVESTMENT PLAN

                     EIN: 36-3217140           Plan #: 002

                               PART I - ITEM 27A
                SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             AT DECEMBER 31, 1994
                             --------------------



IDENTITY OF ISSUE,                 MATURITY       INTEREST       PAR                         CURRENT
BORROWER OR PARTY                    DATE           RATE         VALUE          COST           VALUE
Line 31c(16)
- -----------

MBL Life Assurance
  Corp.
  RGA 4690                         01/01/2000     #5.1        $1,400,000    $ 1,582,795    $ 1,582,795
                                                                            ===========    ===========

Line 31d(1)
- -----------

*Hartmarx Corporation
  Common stock
  (1,750,336 shares)                                            $2.50       $16,340,377    $10,283,224
                                                                            ===========    ===========

# - See Note 6 to financial statements for further information.

* - Party in interest to the Plan.

                                                                 Schedule G.V.
                                                                 -------------
                                                                 (Page 1 of 1)



                     THE HARTMARX SAVINGS-INVESTMENT PLAN

                     EIN: 36-3217140           Plan #: 002
            PART V - ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
          SERIES OF SECURITY TRANSACTIONS EXCEEDING 5% OF PLAN ASSETS
                            1/1/94 THROUGH 12/31/94




                                                                      CURRENT
                                                                      VALUE OF
                                                                      ASSET ON
IDENTITY OF PARTY/        PURCHASE       SELLING        COST OF      TRANSACTION       NET GAIN
DESCRIPTION OF ASSET       PRICE          PRICE          ASSET            DATE           OR (LOSS)

Hartmarx Corporation
 Common stock             2,021,289             --      2,021,289      2,177,880          156,591
 Common stock                    --      1,694,352      2,692,391      1,694,352         (998,039)

Vanguard Investment
 Contract Trust
  Trust units             1,587,156             --      1,587,156      1,587,156               --
  Trust units                    --      2,009,205      2,009,205      2,009,205               --

Vanguard GNMA Portfolio
 Mutual fund shares       1,285,374             --      1,285,374      1,285,374               --
 Mutual fund shares              --      1,618,231      1,674,341      1,618,231          (56,110)

Vanguard Index Trust
 500 Portfolio
 Mutual fund shares       1,591,564             --      1,591,564      1,591,564               --
 Mutual fund shares              --        949,764        920,644        949,764           29,120

Vanguard STAR Fund
 STAR Portfolio
 Mutual fund shares       1,902,520             --      1,902,520      1,902,520               --
 Mutual fund shares              --      1,358,322      1,367,869      1,358,322           (9,547)