Form 10-Q
period 1995-05-31
HARTMARX CORP/DE
filed 1995-07-14
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q
(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X                OF THE SECURITIES EXCHANGE ACT OF 1934
- --------

                    For quarterly period ended May 31, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
________            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                              HARTMARX CORPORATION
                              --------------------

             (Exact name of registrant as specified in its charter)

            DELAWARE                                    36-3217140
- ---------------------------------                       ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

     101 NORTH WACKER DRIVE
       CHICAGO, ILLINOIS                                   60606
- ---------------------------------                          -----
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

                                      Yes    X       No
                                          -------       --------

At June 30, 1995, there were 32,668,888 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                   Consolidated Statement of Earnings for the three
                   months and six months ended May 31, 1995 and May 31,
                   1994.                                                     3

                   Consolidated Balance Sheet as of May 31 1995,
                   November 30, 1994 and May 31, 1994.                       4

                   Condensed Consolidated Statement of Cash Flows
                   for the six months ended May 31, 1995 and May 31,
                   1994.                                                     6

                   Notes to Consolidated Financial Statements.               7

         ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                     10

PART II - OTHER INFORMATION

         ITEM 1.   Legal Proceedings                                        14

         ITEM 4.   Results of Votes of Security Holders                     14

         ITEM 6.   Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                  16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                                 Three Months Ended     Six Months Ended
                                                       May 31,               May 31,
                                                --------------------  --------------------
                                                  1995       1994       1995       1994
                                                ---------  ---------  ---------  ---------
Net sales                                       $135,029   $138,078   $284,312    $286,622
Licensing and other income                         1,351      1,655      2,647       3,142
                                                --------   --------   --------    --------
                                                 136,380    139,733    286,959     289,764
                                                --------   --------   --------    --------

Cost of goods sold                               101,860    102,782    214,436     215,634
Selling, general and administrative expenses      34,080     35,761     67,027      69,850
                                                --------   --------   --------    --------
                                                 135,940    138,543    281,463     285,484
                                                --------   --------   --------    --------
Earnings before interest, taxes,
  discontinued operation and
  extraordinary charge                               440      1,190      5,496       4,280

Interest expense                                   5,180      5,406     10,144      10,462
                                                --------   --------   --------    --------

Loss before taxes, discontinued operation
  and extraordinary charge                        (4,740)    (4,216)    (4,648)     (6,182)
Tax benefit                                        1,750        165      1,716         265
                                                --------   --------   --------    --------

Loss before discontinued operation
  and extraordinary charge                        (2,990)    (4,051)    (2,932)     (5,917)
                                                --------   --------   --------    --------

Discontinued operation:
  Operating earnings (loss),
   net of tax benefit                               (260)       931       (183)      2,077
  Loss on disposition,
   net of $.4 million tax benefit                (18,100)         -    (18,100)          -
                                                --------   --------   --------    --------
                                                 (18,360)       931    (18,283)      2,077
                                                --------   --------   --------    --------
Net loss before extraordinary charge             (21,350)    (3,120)   (21,215)     (3,840)
Extraordinary charge, net of tax benefit               -     (3,862)         -      (3,862)
                                                --------   --------   --------    --------

Net loss                                        $(21,350)  $ (6,982)  $(21,215)   $ (7,702)
                                                ========   ========   ========    ========

Earnings (loss) per share:
  Continuing operations                         $   (.09)  $   (.13)  $   (.09)   $   (.18)
  Discontinued operation                        $   (.56)  $    .03   $   (.56)   $    .06
                                                --------   --------   --------    --------
  Before extraordinary charge                   $   (.65)  $   (.10)  $   (.65)   $   (.12)
                                                ========   ========   ========    ========
  After extraordinary charge                    $   (.65)  $   (.22)  $   (.65)   $   (.24)
                                                ========   ========   ========    ========

Dividends per common share                      $      -   $      -   $      -    $      -
                                                ========   ========   ========    ========
Average number of common shares
 and common share equivalents                     32,602     32,211     32,557      32,095
                                                ========   ========   ========    ========


         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000'S OMITTED)


                                               May 31,    Nov. 30,    May 31,
                                                1995        1994       1994
                                              --------    --------    --------
CURRENT ASSETS

  Cash and cash equivalents                   $    591    $  2,823    $  2,492
  Accounts receivable, less allowance
    of $7,612, $7,368 and $9,946
    for doubtful accounts                       94,441     114,597     101,606
  Inventories                                  163,159     183,347     191,113
  Prepaid expenses                               9,268       6,672      21,683
  Recoverable and deferred income taxes          6,862       4,998       6,370
                                              --------    --------    --------
       Total current assets                    274,321     312,437     323,264
                                              --------    --------    --------

OTHER ASSETS                                    15,562      16,403      15,834
                                              --------    --------    --------

DEFERRED INCOME TAXES                           11,817      11,817           -
                                              --------    --------    --------

NET ASSETS OF DISCONTINUED OPERATION            11,825           -           -
                                              --------    --------    --------

PROPERTIES

  Land                                           2,719       3,877       3,892
  Buildings and building improvements           47,479      58,498      58,779
  Furniture, fixtures and equipment             96,191     112,850     112,656
  Leasehold improvements                        18,445      27,964      29,453
                                              --------    --------    --------
                                               164,834     203,189     204,780
  Accumulated depreciation and amortization   (124,162)   (151,646)   (152,027)
                                              --------    --------    --------
       Net properties                           40,672      51,543      52,753
                                              --------    --------    --------

TOTAL ASSETS                                  $354,197    $392,200    $391,851
                                              ========    ========    ========



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)


                                                May 31,  Nov. 30,   May 31,
                                                 1995      1994      1994
                                               --------  --------  --------
CURRENT LIABILITIES

 Notes payable                                 $ 20,000  $ 20,000  $ 15,000
 Current maturities of long term debt               654       699       700
 Accounts payable and accrued expenses           73,902    76,049    83,368
                                               --------  --------  --------

  Total current liabilities                      94,556    96,748    99,068
                                               --------  --------  --------

LONG TERM DEBT, less current maturities
 Notes payable                                   33,600    46,900    69,500
 10 7/8% Senior Subordinated Notes, net          99,427    99,383    99,340
 Industrial development bonds                    17,557    20,352    20,453
 Other debt, extending to 2003                      286       450       651
                                               --------  --------  --------
   Total long term debt                         150,870   167,085   189,944
                                               --------  --------  --------


SHAREHOLDERS' EQUITY

 Preferred shares, $1 par value;
  2,500,000 authorized and unissued                   -         -         -
 Common shares, $2.50 par value; authorized
  75,000,000; issued 32,642,549 in May 1995,
  32,477,800 in November 1994 and
  32,308,398 in May 1994                         81,606    81,194    80,771
 Capital surplus                                 76,488    76,063    75,591
 Retained earnings (deficit)                    (38,446)  (17,231)  (41,081)
 Unearned employee benefits                     (10,877)  (11,659)  (12,442)
                                               --------  --------  --------

   Total shareholders' equity                   108,771   128,367   102,839
                                               --------  --------  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $354,197  $392,200  $391,851
                                               ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                           Six Months Ended May 31,
                                                           ------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1995           1994
                                                           ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, including discontinued operation
     and extraordinary charge                              $(21,215)     $  (7,702)
  Reconciling items to adjust net income to
     net cash provided by operating activities:
       Depreciation and amortization                          5,268          7,145
       Changes in:
          Receivables, inventories and prepaids               5,604         13,934
          Other assets                                          (28)        (1,894)
          Accounts payable and accrued expenses               6,122         18,700
          Taxes on earnings                                  (1,864)           352
       Adjustment of properties to net realizable value         160           (172)
       Anticipated loss on sale of discontinued operation    18,100              -
       Cash provided by discontinued operation                  621              -
       Extraordinary charge                                       -          3,862
                                                           --------      ---------
  Net cash provided by operating activities                  12,768         34,225
                                                           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (2,887)        (2,269)
                                                           --------      ---------
  Net cash used in investing activities                      (2,887)        (2,269)
                                                           --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of 10 7/8% Sr. Sub. Notes, net           -         96,572
  Proceeds from issuance of Credit Facility, net                  -        132,727
  Payment of borrowings under Override Agreement                  -       (235,999)
  Decrease in notes payable                                 (13,300)       (25,420)
  Decrease in other long term debt                             (378)          (394)
  Proceeds from other equity transactions                     1,619          1,543
                                                           --------      ---------

  Net cash used in financing activities                     (12,059)       (30,971)
                                                           --------      ---------

  Net increase (decrease) in cash and cash equivalents       (2,178)           985
  Cash and cash equivalents at beginning of period            2,769          1,507
                                                           --------      ---------
  Cash and cash equivalents at end of period               $    591      $   2,492
                                                           ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Net cash paid (received) during period for:
     Interest expense                                      $  8,600      $   8,000
     Income taxes                                               100           (400)


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1994. Certain prior year amounts have been reclassified to conform to the presentation in the current period. As further described in Note 2, the results of operations relating to Kuppenheimer have been reported as a discontinued operation. Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 ("FAS 112"), Employers' Accounting for Postemployment Benefits. This statement requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement. As the Company's accounting practices were substantially consistent with the provisions of FAS 112, adoption did not impact either financial condition or results of operations.


NOTE 2

On May 9, 1995, the Company announced an agreement to sell the capital stock of Kuppenheimer, its vertically integrated factory "direct-to-consumer" business. Under the terms of the Agreement, the Company will receive $12.0 million cash at closing, subject to defined adjustments based on actual working capital at the closing date and an additional $2.0 million plus interest payable over the next four years. In connection with the Company's ongoing guaranty of a $2.5 million industrial development bond which will be retained by Kuppenheimer, the purchaser will issue a separate $2.5 million note for the purchase of associated real estate secured by a first mortgage on that property. Kuppenheimer's operating results, net of tax benefit, have been classified as a discontinued operation in the accompanying Consolidated Statement of Earnings for the three and six months ended May 31, 1995, and comparable amounts relating to prior periods have been reclassified. Discontinued operation also reflects a loss on disposition of $18.1 million, net of tax benefit, representing the anticipated loss on the sale of stock plus expenses directly related to the disposition and estimated operating losses expected from the measurement date to the disposition date.
The accompanying Consolidated Balance Sheet as of May 31, 1995 reflects Kuppenheimer's assets less liabilities, debt to be assumed, and the anticipated loss on disposition as a separate caption entitled "Net Assets of Discontinued Operation". The sale is anticipated to be completed in the Company's third quarter.


NOTE 3

The calculation of earnings (loss) per share for each period is computed based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


NOTE 4

On March 23, 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Proceeds from these two transactions were utilized to repay $236 million of borrowings then outstanding related to the Company's principal lending facility then in effect. The prior facility was terminated upon completion of the Notes and Credit Facility transactions. The current financing agreements contain various restrictive covenants pertaining to minimum net worth, payment of dividends, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants under these agreements. The Credit Facility was amended on July 6, 1995, which, among other things, resulted in lowering the effective borrowing rate by at least 100 basis points, reducing various fees and administrative charges, and extending the term through July 5, 2000.

NOTE 5

Inventories at each date consisted of (000's omitted):

                        May 31,   Nov. 30,  May 31,
                          1995      1994      1994
                        --------  --------  --------

     Raw materials      $ 37,191  $ 42,296  $ 42,549
     Work-in-process      25,567    29,015    30,265
     Finished goods      100,401   112,036   118,299
                        --------  --------  --------
                        $163,159  $183,347  $191,113
                        ========  ========  ========

Inventories are stated at the lower of cost or market. Approximately 47%, 40% and 43% of the Company's total inventories, primarily work-in-process and finished goods, are valued using the last-in, first-out (LIFO) method at May 31, 1995, November 30, 1994 and May 31, 1994, respectively. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.

                              HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In October 1994, the Company retained an investment bank to review alternative strategies for Kuppenheimer, the Company's vertically integrated factory "direct-to-consumer" business. As described in Note 2 in the accompanying Notes to Consolidated Financial Statements, an agreement to sell the capital stock of Kuppenheimer was announced on May 9, 1995. Closing of the transaction, currently expected to occur in the Company's third quarter, is contingent upon satisfaction of various conditions, including the completion of financing arrangements by the purchaser. The anticipated disposition of Kuppenheimer has been accounted for as a discontinued operation. Accordingly, Kuppenheimer's results of operations through the measurement date, along with the anticipated loss on disposition, are reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings and Kuppenheimer's results of operations for the prior periods have been reclassified as a discontinued operation. The accompanying May 31, 1995 Consolidated Balance Sheet reflects Kuppenheimer's assets less liabilities and debt to be assumed, along with the anticipated loss on disposition as a separate caption entitled "Net Assets of Discontinued Operation". Proceeds from the $12 million cash to be received at closing, subject to defined adjustments based on working capital, will be used principally to reduce debt.


LIQUIDITY AND CAPITAL RESOURCES


November 30, 1994 to May 31, 1995
- ---------------------------------

Since November 30, 1994, net accounts receivable decreased $20.2 million or 17.6% to $94.4 million, reflecting the normal seasonal fluctuations in the Men's Apparel Group. Inventories of $163.2 million declined $20.2 million or 11.0%, principally due to the anticipated disposition of Kuppenheimer, partially offset by seasonal increases in the Men's Apparel Group. Net properties decreased $10.9 million to $40.7 million reflecting the anticipated disposition of Kuppenheimer and depreciation exceeding additions; capital expenditures and depreciation are each expected to approximate $10 million for fiscal 1995.
Total debt of $171.5 million (which excludes the $2.5 million industrial development bond anticipated to be assumed by Kuppenheimer) declined $16.3 million and represented 61.2% of total capitalization compared to 59.4% at November 30, 1994.


May 31, 1994 to May 31, 1995
- ----------------------------

Net accounts receivable declined $7.2 million or 7.1% to $94.4 million, principally attributable to improved collection of receivables. The allowance for doubtful accounts decreased $2.3 million to $7.6 million and represented 7.5% and 8.9% of gross receivables in 1995 and 1994, respectively, reflecting the write off during 1994 of receivables previously reserved associated with the 1992 Restructuring. Inventories of $163.2 million declined $28.0 million or 14.6%, principally attributable to the anticipated disposition of Kuppenheimer; tailored clothing inventories increased from expected second half business, while women's inventories declined from marketing fewer wholesale product lines compared to the prior year. Prepaid expenses of $9.3 million declined $12.4 million, principally attributable to converting several workers compensation cash deposits to letter of credit arrangements and the timing of payment of insurance related items. Net properties of $40.7 million declined $12.1 million, primarily attributable to the anticipated disposition of Kuppenheimer; depreciation expense also exceeded capital additions. Accounts payable and accrued expenses declined $9.5 million, principally attributable to the anticipated disposition of Kuppenheimer. Total debt of $171.5 million (which excludes the $2.5 million industrial development bond anticipated to be assumed by Kuppenheimer) decreased $34.1 million and represented 61.2% of total capitalization compared to 66.7% last year. The lower percentage this year primarily reflected the repayment of debt from working capital reductions along with higher equity from the trailing year earnings and the proceeds from stock sales to employee benefit plans.


RESULTS OF OPERATIONS

Second Quarter 1995 Compared to Second Quarter 1994
- ---------------------------------------------------

Consolidated sales of $135.0 million for continuing operations declined $3.0 million or 2.2% from $138.1 million in 1994. Men's Apparel Group sales were approximately the same as 1994, as increases from the Tommy Hilfiger, Bobby Jones and Hickey-Freeman brands were offset by lower sales of moderately priced private label tailored clothing and in-stock sales of slacks. Sales in the women's businesses, which comprised approximately 9% of consolidated sales in 1995 and 10% in 1994, declined approximately $2.5 million, reflecting the discontinuance of several unprofitable wholesale lines and a soft market in the Barrie Pace catalog business.

The consolidated gross margin percentage to sales was 24.6% compared to 25.6% last year, principally reflecting lower gross margin rates in the moderately priced private label tailored clothing and slack segments. Consolidated selling, general and administrative expenses declined $1.7 million to $34.1 million and represented 25.2% of sales compared to 25.9% last year. The current period included a non-recurring $3.7 million charge related to the settlement of 1992 licensing program disputes, partially offset by a $2.8 million gain on the sale of a former production site. Earnings before interest, taxes and depreciation ("EBITDA") for continuing operations were $2.7 million in 1995 compared to $3.5 million in 1994. Earnings before interest expense and taxes ("EBIT") for continuing operations were $.4 million in 1995 compared to $1.2 million last year. Both EBITDA and EBIT were about even with 1994 after excluding the effect of the non-recurring items mentioned above. Interest expense declined $.2 million to $5.2 million, attributable to lower average borrowings as interest rates were higher; interest expense included amortization of financing fees of $.4 million in 1995 and $.5 million in 1994.

The pre-tax loss from continuing operations was $4.7 million in 1995 compared to a loss of $4.2 million in 1994; excluding the effect of the licensing settlement and the building sale gain, pre-tax results were slightly improved compared to the prior year. After reflecting a federal and state tax benefit of $1.7 million in 1995 and a state benefit of $.2 million in 1994, the consolidated loss for 1995 before discontinued operation and extraordinary charge was $3.0 million or $.09 per share compared to a loss of $4.1 million or $.13 per share in 1994. The discontinued operation in 1995 consisted of an operating loss of $.3 million, net of $.1 million tax benefit, plus the anticipated loss on disposition of $18.1 million. The decline in Kuppenheimer's operating results to a pre-tax loss of $.4 million from earnings of $1.0 million in 1994 reflected fewer stores and a comparable store sales decrease of approximately 12%. The 1994 extraordinary charge of $3.9 million or $.12 per share was associated with the early repayment of loans in connection with the Company's debt refinancing.


Six Months 1995 Compared to Six Months 1994
- -------------------------------------------

First half consolidated sales for continuing operations were $284.3 million compared to $286.6 million in 1994. Men's Apparel Group sales improved slightly, as the increases in the branded lines were offset by declines in the private label products. Sales in the women's businesses, comprising approximately 8% of total sales in 1995 compared to 9% in 1994, declined approximately $2.6 million, reflecting the discontinuance of several unprofitable wholesale lines.

The consolidated gross margin percentage to sales was 24.6% compared to 24.8%. Gross margin rates were approximately even in the Men's Apparel Group branded lines, but declined for private label products reflecting industry wide conditions. Gross margins in the women's businesses improved, attributable to International Women's Apparel, which was adversely affected last year by markdowns and losses associated with discontinuing unprofitable wholesale product lines. Selling, general and administrative expenses declined $2.8 million to $67.0 million and represented 23.6% of sales compared to 24.4% last year. The lower percentage to sales reflected a decrease in operating expenses at the Men's Apparel Group. The ratio in the women's business increased, attributable to Barrie Pace from higher postage and paper costs. EBITDA for continuing operations was $10.0 million compared to $8.9 million last year and EBIT was $5.5 million in 1995 compared to $4.3 million in 1994. Both EBITDA and EBIT for 1995 were unfavorably impacted by the $.9 million non-recurring items described previously, which affected the current year expense to sales ratio by .3%. Interest expense declined $.3 million to $10.1 million, primarily attributable to lower average borrowings as interest rates were higher compared to 1994; interest expense included amortization of financing fees of $.8 million in 1995 and $1.0 million in 1994.

The pre-tax loss from continuing operations was $4.6 million compared to a loss of $6.2 million in 1994. After reflecting a federal and state tax benefit of $1.7 million in 1995 and a state tax benefit of $.3 million in 1994, the consolidated loss for 1995 before discontinued operation and extraordinary charge was $2.9 million or $.09 per share compared to a loss of $5.9 million or $.18 per share in 1994. The discontinued operation in 1995 consisted of an operating loss of $.2 million, net of tax benefit of $.1 million, plus the anticipated loss on disposition of $18.1 million. The decline in Kuppenheimer's operating results to a pre-tax loss of $.3 million in 1995 compared to earnings of $2.2 million in 1994 reflected fewer stores and a comparable store sales decline of approximately 12%. The loss before discontinued operation and extraordinary charge was $2.9 million or $.09 per share in 1995 compared to $5.9 million or $.18 per share in 1994. The net loss after discontinued operation and the extraordinary charge was $21.2 million or $.65 per share in 1995 compared to $7.7 million or $.24 per share in 1994.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     Dior Proceedings. As previously announced, Hart Schaffner & Marx (HSM) reached a conclusion in June 1995 on all outstanding disputes related to the 1992 termination of the licensing arrangement between Christian Dior, Inc. ("Dior") and HSM. These disputes, described in the Company's 1994 Annual Report on Form 10-K for the year ended November 30, 1994 and February 28, 1995 Quarterly Report on Form 10-Q, were all settled, in connection with which HSM paid $3.7 million and withdrew its arbitration proceeding against Dior. This resolution was reflected in the Company's results for the second quarter ended May 31, 1995.



ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Registrant was held on April 13, 1995. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 28, 1995 were elected for one year terms with voting for each as follows:

     Director                    For              Abstentions
     --------                    ---              -----------
     A. Robert Abboud         29,084,260              993,043
     Letitia Baldrige         29,327,565              749,738
     Jeffrey A. Cole          29,363,174              714,129
     Raymond F. Farley        29,402,874              674,429
     Elbert O. Hand           29,069,665            1,007,638
     Donald P. Jacobs         29,386,320              690,983
     Miles L. Marsh           29,423,964              653,339
     Charles Marshall         29,392,655              684,648
     Charles K. Olson         29,414,341              662,962
     Talat M. Othman          29,405,869              671,434
     Homi B. Patel            29,084,369              992,934
     Stuart L. Scott          29,091,938              985,365
     Sam F. Segnar            29,385,195              692,108

The 1995 Incentive Stock Plan and 1995 Stock Plan for Non-Employee Directors were ratified with votes as follows:

                                      1995 Stock
                            1995       Plan for
                         Incentive   Non-Employee
                         Stock Plan   Directors
                         ----------  -----------
     For adoption        22,822,511   22,610,344
     Against adoption     3,345,351    3,495,989
     Abstaining             349,404      410,933
     Broker non-votes     3,560,037    3,560,037



The reappointment of Price Waterhouse LLP as independent auditors was ratified with 29,754,155 shares for, 165,531 shares opposed and 157,617 shares abstaining.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 4-E-2 Amendment No. 2 dated March 20, 1995 to the Credit Agreement.

          Exhibit 4-E-3       Amendment No. 3 dated July 6, 1995
                              to the Credit Agreement.

          Exhibit 27          Financial Data Schedules



     (b) A Form 8-K was filed May 15, 1995 announcing the sale of Kuppenheimer Manufacturing Company, Inc. to Kupp Acquisition Corp., subject to certain conditions, including the purchaser having obtained financing for the acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HARTMARX CORPORATION

July 14, 1995                          By:   /s/WALLACE L. RUECKEL
                                            --------------------------------
                                            Wallace L. Rueckel
                                            Executive Vice President and
                                              Chief Financial Officer

                                            (Principal Financial Officer)



July 14, 1995                          By:   /s/GLENN R. MORGAN
                                            --------------------------------
                                            Glenn R. Morgan
                                            Senior Vice President,
                                              Finance and Administration

                                            (Principal Accounting Officer)