Form 10-Q
period 1995-08-31
HARTMARX CORP/DE
filed 1995-10-16
CIK 723371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X                OF THE SECURITIES EXCHANGE ACT OF 1934
--------

                   For quarterly period ended August 31, 1995

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

At September 30, 1995, there were 32,726,049 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statement of Earnings for the
                  three months and nine months ended August 31, 1995
                  and August 31, 1994.                                     3

                  Consolidated Balance Sheet as of August 31, 1995,
                  November 30, 1994 and August 31, 1994.                   4

                  Condensed Consolidated Statement of Cash Flows
                  for the nine months ended August 31, 1995 and
                  August 31, 1994.                                         6

                  Notes to Consolidated Financial Statements.              7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.          10


PART II - OTHER INFORMATION


         ITEM 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                                14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                                 Three Months Ended     Nine Months Ended
                                                      August 31,           August 31,
                                                --------------------   ------------------
                                                  1995       1994        1995       1994
                                                ---------  ---------  ---------  --------
Net sales                                       $166,659   $177,358   $450,971   $463,980
Licensing and other income                         1,551      1,857      4,198      4,999
                                                --------   --------   --------   --------
                                                 168,210    179,215    455,169    468,979
                                                --------   --------   --------   --------
Cost of goods sold                               127,456    133,334    341,892    348,968
Selling, general and administrative expenses      32,429     35,953     99,456    105,803
                                                --------   --------   --------   --------
                                                 159,885    169,287    441,348    454,771
                                                --------   --------   --------   --------
Earnings before interest, taxes,
  discontinued operation and
  extraordinary charge                             8,325      9,928     13,821     14,208

Interest expense                                   4,875      5,270     15,019     15,732
                                                --------   --------   --------   --------
Earnings (loss) before taxes, discontinued
  operation and extraordinary charge               3,450      4,658     (1,198)    (1,524)
Tax benefit (provision)                           (1,275)      (177)       441         88
                                                --------   --------   --------   --------
Earnings (loss) before discontinued
  operation and extraordinary charge               2,175      4,481       (757)    (1,436)
                                                --------   --------   --------   --------
Discontinued operation:
  Operating earnings (loss),
   net of tax benefit                                  -       (966)      (183)     1,111
  Loss on disposition,
   net of $.4 million tax benefit                      -          -    (18,100)         -
                                                --------   --------   --------   --------
                                                       -       (966)   (18,283)     1,111
                                                --------   --------   --------   --------
Net earnings (loss) before
  extraordinary charge                             2,175      3,515    (19,040)      (325)
Extraordinary charge, net of tax benefit               -          -          -     (3,862)
                                                --------   --------   --------   --------

Net earnings (loss)                             $  2,175   $  3,515   $(19,040)  $ (4,187)
                                                ========   ========   ========   ========
Earnings (loss) per share:
  Continuing operations                         $    .07   $    .14   $   (.02)  $   (.04)
  Discontinued operation                               -   $   (.03)  $   (.56)  $    .03
                                                --------   --------   --------   --------
  Before extraordinary charge                   $    .07   $    .11   $   (.58)  $   (.01)
                                                ========   ========   ========   ========
  After extraordinary charge                    $    .07   $    .11   $   (.58)  $   (.13)
                                                ========   ========   ========   ========
Dividends per common share                      $      -   $      -   $      -   $      -
                                                ========   ========   ========   ========
Average number of common shares
 and common share equivalents                     32,679     32,381     32,598     32,176
                                                ========   ========   ========   ========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000'S OMITTED)


                                          Aug. 31,  Nov. 30,  Aug. 31,
                                            1995      1994      1994
                                          --------  --------  --------
CURRENT ASSETS

 Cash and cash equivalents                $  1,423  $  2,823  $  2,153
 Accounts receivable, less allowance
  of $7,611, $7,368 and $9,367
  for doubtful accounts                    147,458   114,597   151,019
 Inventories                               143,445   183,347   170,688
 Prepaid expenses                            6,054     6,672    14,987
 Recoverable and deferred income taxes       5,777     4,998     6,519
                                          --------  --------  --------

   Total current assets                    304,157   312,437   345,366
                                          --------  --------  --------

OTHER ASSETS                                21,231    16,403    16,238
                                          --------  --------  --------

DEFERRED INCOME TAXES                       11,817    11,817         -
                                          --------  --------  --------
PROPERTIES

 Land                                        2,610     3,877     3,871
 Buildings and building improvements        46,510    58,498    58,274
 Furniture, fixtures and equipment          96,567   112,850   111,925
 Leasehold improvements                     19,767    27,964    28,656
                                          --------  --------  --------
                                           165,454   203,189   202,726
 Accumulated depreciation and
  amortization                            (123,975) (151,646) (151,240)
                                          --------  --------  --------
  Net properties                            41,479    51,543    51,486
                                          --------  --------  --------

TOTAL ASSETS                              $378,684  $392,200  $413,090
                                          ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                             Aug. 31,  Nov. 30,  Aug. 31,
                                               1995      1994      1994
                                             --------  --------  --------
CURRENT LIABILITIES

 Notes payable                                $20,000   $20,000   $20,000
 Current maturities of long term debt             578       699       695
 Accounts payable and accrued expenses         60,887    76,049    68,651
                                             --------  --------  --------
  Total current liabilities                    81,465    96,748    89,346
                                             --------  --------  --------
LONG TERM DEBT, less current maturities

 Notes payable                                 68,321    46,900    96,300
 10 7/8% Senior Subordinated Notes, net        99,449    99,383    99,362
 Industrial development bonds                  17,515    20,352    20,400
 Other debt, extending to 2003                    266       450       558
                                             --------  --------  --------
   Total long term debt                       185,551   167,085   216,620
                                             --------  --------  --------

SHAREHOLDERS' EQUITY

 Preferred shares, $1 par value;
  2,500,000 authorized and unissued                 -         -         -
 Common shares, $2.50 par value;
  authorized 75,000,000; issued
  32,713,149 in August 1995,
  32,477,800 in November 1994 and
  32,377,187 in August 1994                    81,782    81,194    80,943
 Capital surplus                               76,643    76,063    75,798
 Retained earnings (deficit)                  (36,271)  (17,231)  (37,566)
 Unearned employee benefits                   (10,486)  (11,659)  (12,051)
                                             --------  --------  --------

   Total shareholders' equity                 111,668   128,367   107,124
                                             --------  --------  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $378,684  $392,200  $413,090
                                             ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                             Nine Months Ended Aug. 31,
                                                             --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1995             1994
                                                             ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, including discontinued operation
     and extraordinary charge                                $(19,040)       $  (4,187)
  Reconciling items to adjust net income to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                            7,810           10,444
       Changes in:
          Receivables, inventories and prepaids               (24,825)          (8,359)
          Other assets                                         (4,430)          (2,635)
          Accounts payable and accrued expenses                (6,893)           3,983
          Taxes on earnings                                      (779)             203
       Loss on sale of discontinued operation                  18,100                -
       Cash provided by discontinued operation                    446                -
       Extraordinary charge                                         -            3,862
                                                             --------        ---------
  Net cash provided by (used in) operating activities         (29,611)           3,311
                                                             --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received re: sale of subsidiary,
     net of subsidiary cash                                    12,000                -
  Capital expenditures                                         (5,776)          (4,114)
  Cash paid for acquisition                                    (1,205)               -
                                                             --------        ---------
  Net cash provided by (used in) investing activities           5,019           (4,114)
                                                             --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of 10 7/8% Sr. Sub. Notes, net             -           96,572
  Proceeds from issuance of Credit Facility, net                    -          132,727
  Payment of borrowings under Override Agreement                    -         (235,999)
  Increase in notes payable                                    21,421            6,380
  Decrease in other long term debt                               (516)            (545)
  Proceeds from other equity transactions                       2,341            2,314
                                                             --------        ---------
  Net cash provided by financing activities                    23,246            1,449
                                                             --------        ---------

  Net increase (decrease) in cash and cash equivalents         (1,346)             646
  Cash and cash equivalents at beginning of period              2,769            1,507
                                                             --------        ---------
  Cash and cash equivalents at end of period                 $  1,423        $   2,153
                                                             ========        =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Net cash paid (received) during period for:
     Interest expense                                        $ 17,100        $  13,900
     Income taxes                                                 300             (100)

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


NOTE 2

On July 27, 1995, the Company completed the sale of the capital stock of Kuppenheimer, its vertically integrated factory "direct-to-consumer" business. Under the terms of the Agreement, the Company received $12.0 million cash at closing, subject to defined adjustments based on actual working capital at the closing date and will receive an additional $2.0 million plus interest payable over the next four years. In connection with the Company's ongoing guaranty of a $2.5 million industrial development bond retained by Kuppenheimer, the purchaser has issued a separate $2.5 million note for the purchase of associated real estate secured by a first mortgage on that property. Kuppenheimer's operating results, net of tax benefit, have been classified as a discontinued operation in the accompanying Consolidated Statement of Earnings for the period ended August 31, 1995, and comparable amounts relating to prior periods have been reclassified. Discontinued operation also reflects a loss on disposition of $18.1 million, net of tax benefit, representing the loss on the sale of stock, expenses directly related to the disposition and operating losses from the measurement date to the disposition date.

NOTE 3

The calculation of earnings (loss) per share for each period is computed based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The warrant to purchase 1,649,600 shares of common stock of the Company at an exercise price of $6.50 per share was not exercised prior to its expiration on September 20, 1995. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


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

NOTE 5

Inventories at each date consisted of (000's omitted):

                        Aug. 31,  Nov. 30,  Aug. 31,
                          1995      1994      1994
                        --------  --------  --------

     Raw materials      $ 35,169  $ 42,296  $ 41,513
     Work-in-process      21,626    29,015    26,326
     Finished goods       86,650   112,036   102,849
                        --------  --------  --------
                        $143,445  $183,347  $170,688
                        ========  ========  ========

Inventories are stated at the lower of cost or market. Approximately 42%, 40% and 34% of the Company's total inventories, primarily work-in-process and finished goods, are valued using the last-in, first-out (LIFO) method at August 31, 1995, November 30, 1994 and August 31, 1994, respectively. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

                              HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As described in Note 2 in the accompanying Notes to Consolidated Financial Statements, the capital stock of Kuppenheimer, the Company's former vertically integrated factory "direct-to-consumer" business, was sold on July 27, 1995. The disposition of Kuppenheimer has been accounted for as a discontinued operation. Accordingly, Kuppenheimer's results of operations through the measurement date, along with the loss on disposition, are reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings and Kuppenheimer's results of operations for the prior periods have been reclassified as a discontinued operation. The August 31, 1995 Consolidated Balance Sheet does not include any assets or liabilities related to Kuppenheimer; as the prior periods balance sheets have not been restated, the significant decreases reflected for inventories, properties and accounts payable/accrued expenses are accordingly attributable to the Kuppenheimer
disposition.   Proceeds from the $12 million cash received at closing were used to reduce debt.


LIQUIDITY AND CAPITAL RESOURCES


November 30, 1994 to August 31, 1995
------------------------------------

Since November 30, 1994, net accounts receivable increased $32.9 million or 28.7% to $147.5 million, reflecting the normal seasonal fluctuations in the Men's Apparel Group. Inventories of $143.4 million declined $39.9 million or 21.8%, principally due to the disposition of Kuppenheimer and by seasonal decreases in the Men's Apparel Group. Other assets increased $4.8 million, principally attributable to amounts due relating to the disposition of Kuppenheimer and the acquisition of a Mexican slack manufacturer. Net properties decreased $10.1 million to $41.5 million reflecting the disposition of Kuppenheimer and depreciation exceeding additions; for fiscal 1995, depreciation expense is expected to exceed capital expenditures by approximately $1 million. Accounts payable and accrued expenses declined $15.2 million, principally from the disposition of Kuppenheimer. Total debt of $206.1 million (which excludes the $2.5 million industrial development bond assumed by Kuppenheimer) increased $18.3 million and represented 64.9% of total capitalization compared to 59.4% at

November 30, 1994. The Company's normal seasonality results in a higher debt capitalization ratio at August 31 compared to November 30, when borrowings are lower.


August 31, 1994 to August 31, 1995
----------------------------------

Net accounts receivable declined $3.6 million or 2.4% to $147.5 million, principally attributable to the lower sales, partially offset by a slightly slower collection of receivables. The allowance for doubtful accounts decreased $1.8 million to $7.6 million and represented 4.9% and 5.8% of gross receivables in 1995 and 1994, respectively, reflecting the write off during the fourth quarter of 1994 of receivables previously reserved associated with the 1992 Restructuring. Inventories of $143.4 million declined $27.2 million or 16.0%, attributable to the disposition of Kuppenheimer; inventory turn was unchanged from the prior year. Men's Apparel Group inventories increased slightly, while women's inventories declined from marketing fewer wholesale product lines compared to the prior year. Prepaid expenses of $6.1 million declined $8.9 million, principally attributable to converting several workers compensation cash deposits to letter of credit arrangements and the timing of payment of insurance related items. Other assets increased $5.0 million, principally attributable to amounts due relating to the disposition of Kuppenheimer and the acquisition of a Mexican slack manufacturer. Net properties of $41.5 million declined $10.0 million, primarily attributable to the disposition of Kuppenheimer; depreciation expense also exceeded capital additions. Accounts payable and accrued expenses declined $7.8 million, principally attributable to the disposition of Kuppenheimer. Total debt of $206.1 million (which excludes the $2.5 million industrial development bond assumed by Kuppenheimer) decreased $31.2 million and represented 64.9% of total capitalization compared to 68.9% last year. The improved percentage this year primarily reflected the repayment of debt from working capital reductions.


RESULTS OF OPERATIONS

Third Quarter 1995 Compared to Third Quarter 1994
-------------------------------------------------

Third quarter consolidated sales for continuing operations of $166.7 million declined $10.7 million or 6.0% from $177.4 million in 1994, principally due to a weak retail environment generally and inventory liquidations by several of the Company's competitors operating in bankruptcy. Men's Apparel Group sales declined approximately 6% from 1994, principally attributable to the moderately priced branded and private label product lines and lower in-stock sales of slacks. Revenues at the higher end of the price spectrum, represented by the Hickey-Freeman and Bobby Jones brands, increased in both the third quarter and year-to-date. Sales in the women's businesses, which comprised approximately 7% of consolidated sales in each year, declined approximately $1 million.

The consolidated gross margin percentage to sales was 23.5% compared to 24.8% last year, principally reflecting lower gross margin rates in the moderately priced branded and private label tailored clothing and slack segments, along
with a higher LIFO provision.   Consolidated selling, general and
administrative expenses declined $3.5 million to $32.4 million and represented 19.5% of sales compared to 20.3% last year. Earnings before interest, taxes and depreciation ("EBITDA") for continuing operations were $10.5 million in 1995 compared to $12.3 million in 1994. Earnings before interest expense and taxes ("EBIT") for continuing operations were $8.3 million in 1995 compared to $9.9 million last year. Interest expense declined $.4 million to $4.9 million, attributable to lower average borrowings and lower rates under the amended Credit Facility; interest expense included amortization of financing fees of $.3 million in 1995 and $.4 million in 1994.

Pre-tax earnings from continuing operations was $3.5 million in 1995 compared to $4.7 million in 1994. After reflecting a federal and state tax provision of $1.3 million in 1995 and a state provision of $.2 million in 1994, consolidated earnings for 1995 were $2.2 million or $.07 per share compared to $4.5 million or $.14 per share in 1994. The discontinued operation in 1994 consisted of the $1.0 million operating loss of Kuppenheimer.


Nine Months 1995 Compared to Nine Months 1994
---------------------------------------------

Consolidated sales for the nine months for continuing operations were $451.0 million compared to $464.0 million in 1994. Men's Apparel Group sales declined about 2%, attributable to the moderately priced branded and private label product lines, as the higher price point brands, such as Hickey-Freeman and Bobby Jones, achieved increases. Sales in the women's businesses, comprising approximately 8% of total sales in each year, declined $3.7 million, reflecting the discontinuance of several unprofitable wholesale lines during 1994 and a soft market in the Barrie Pace catalog business.

The consolidated gross margin percentage to sales was 24.2% compared to 24.8%. The Men's Apparel Group gross margin rate was lower, reflecting industry wide conditions and most significantly affecting the moderately priced product categories. It is anticipated that the gross margin pressure experienced in these categories and the resulting adverse effect on earnings will continue for the balance of fiscal 1995, at a minimum. Gross margins in the women's businesses improved, attributable to International Women's Apparel which was adversely affected last year by markdowns and losses associated with discontinuing unprofitable wholesale product lines. The provision for LIFO was $.9 million higher in 1995, which lowered the consolidated gross margin percentage by .2% compared to 1994; the effect of LIFO on comparative gross margins is expected to be more significant for the full year due to LIFO income generated in 1994 from inventory reductions in the fourth quarter which are not expected to recur in 1995. Selling, general and administrative expenses declined $6.3 million to $99.5 million and represented 22.1% of sales compared to 22.8% last year. The lower percentage to sales reflected a decrease in operating expenses at the Men's Apparel Group, both in dollars and as a percentage to sales. Expenses in the women's businesses also declined, despite higher postage and paper costs affecting the Barrie Pace catalog operation; the expense to sales percentage was unchanged from the prior year. EBITDA for continuing operations was $20.5 million compared to $21.2 million last year and
EBIT was $13.8 million in 1995 compared to $14.2 million in 1994.   Both EBITDA
and EBIT for 1995 were unfavorably impacted by a non-recurring $3.7 million charge related to the settlement of 1992 licensing program disputes, partially offset by a $2.8 million gain on the sale of a former production site, which together adversely affected the current year expense to sales ratio by .2%. Interest expense declined $.7 million to $15.0 million, primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $1.1 million in 1995 and $1.4 million in 1994.

The pre-tax loss from continuing operations of $1.2 million was slightly favorable to the loss of $1.5 million in 1994. After reflecting a federal and state tax benefit of $.4 million in 1995 and a state tax benefit of $.1 million in 1994, the consolidated loss for 1995 before discontinued operation and extraordinary charge was $.8 million or $.02 per share compared to a loss of $1.4 million or $.04 per share in 1994. The discontinued operation in 1995 consisted of an operating loss of $.2 million, net of tax benefit of $.1 million, plus the loss on disposition of $18.1 million. The net loss after discontinued operation and the extraordinary charge was $19.0 million or $.58 per share in 1995 compared to $4.2 million or $.13 per share in 1994.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          Exhibit 27          Financial Data Schedules



     (b) A Form 8-K was filed August 11, 1995 announcing completion of the sale of Kuppenheimer Manufacturing Company, Inc. to Kupp Acquisition Corp.




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HARTMARX CORPORATION

October 13, 1995                        By: /s/ GLENN R. MORGAN
                                            ----------------------------
                                            Glenn R. Morgan
                                            Executive Vice President and
                                              Chief Financial Officer

                                            (Principal Financial Officer)