Form 10-K
period 1995-11-30
HARTMARX CORP/DE
filed 1996-02-27
CIK 723371

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1995

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                               ON WHICH REGISTERED
       -------------------                              ---------------------
Common Stock $2.50 par value per                       New York Stock Exchange
 share
                                                       Chicago Stock Exchange
Preferred Stock Purchase Rights                        New York Stock Exchange
                                                       Chicago Stock Exchange
10 7/8% Senior Subordinated Notes                      New York Stock Exchange
 due January 15, 2002

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes
                                 X
                                ----
                                      No
                                         ----

  On February 20, 1996, 32,908,101 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was $126,446,000.

  Certain portions of the Registrant's definitive proxy statement dated February 28, 1996 for the Annual Meeting of Stockholders to be held April 17, 1996 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM NO.                                                                  PAGE
 --------                                                                  ----
PART I
   1 Business............................................................    1
   2 Properties..........................................................    4
   3 Legal Proceedings...................................................    4
   4 Submission of Matters to a Vote of Security Holders.................    5
     Executive Officers of the Registrant................................    5

PART II
     Market for Registrant's Common Equity and Related Stockholder
   5  Matters............................................................    6
   6 Selected Financial Data.............................................    7
     Management's Discussion and Analysis of Financial Condition and
   7  Results of Operations..............................................    8
   8 Financial Statements and Supplementary Data.........................   13
     Changes in and Disagreements with Accountants on Accounting and
   9  Financial Disclosure...............................................   31

PART III
  10 Directors and Executive Officers of the Registrant..................   31
  11 Executive Compensation..............................................   32
  12 Security Ownership of Certain Beneficial Owners and Management......   32
  13 Certain Relationships and Related Transactions......................   32

PART IV
  14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.....   32

                                    PART I

ITEM 1--BUSINESS

 General and Operating Segments

  Hartmarx Corporation functions essentially as a holding company, overseeing its various operating companies and providing them with resources and services in the financial, administrative, legal, human resources, advertising and other areas. The management of the respective operating subsidiaries has responsibility for optimum use of the capital invested in them and for planning their growth and development in coordination with the strategic plans of Hartmarx and the other operating entities (collectively, the "Company").

  Established in 1872, the Company believes it is the largest manufacturer and marketer of men's suits, sportcoats and slacks ("men's tailored clothing") in the United States. From this established position, Hartmarx has diversified into men's and women's sportswear, including golfwear, and women's career apparel.

  Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R) and Barrie Pace(R) and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Austin Reed(R), Perry Ellis(R), Daniel Hechter(R), Gieves & Hawkes(R), KM by Krizia(TM), Nino Cerruti(R), Henry Grethel(R), Pierre Cardin(R) and Fumagalli's(R). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 30 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 16 countries outside the United States. Additionally, the Company has commenced direct marketing primarily in Europe and Asia, selling golfwear through distributors in 18 countries.

  In 1992, the Company undertook a comprehensive operational and financial restructuring (the "Restructuring") to refocus business operations around its profitable core wholesale men's apparel businesses and to restructure its balance sheet. As the final step in its previously announced strategy to exit the retail business, the Company completed the disposition of its Kuppenheimer operation, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing whose products are sold exclusively through Kuppenheimer operated retail stores, in July 1995. Kuppenheimer's operating results, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings for the year ended November 30, 1995 and comparable amounts relating to prior years have been reclassified.

  The Company's operations currently consist of the following businesses-- Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks and sportswear to retailers for resale to consumers. The Women's Apparel Group is comprised of International Women's Apparel ("IWA"), which markets women's career apparel to department and specialty stores, and Barrie Pace, a direct mail catalog marketer of women's apparel and accessories. The Operating Segment Information on pages 30 through 31 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

  This 1995 Annual Report on Form 10-K contains forward looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties. Exhibit 99 to this 1995 10-K Report identifies important risk factors which could cause the Company's actual financial results to differ materially from results forecast or estimated by the Company in forward looking statements.

 Products Produced and Services Rendered

  The Company's merchandising strategy is to market a wide selection of men's tailored clothing and sportswear and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. In 1995, tailored clothing represented approximately 61% of the Company's total sales. Sportswear (which includes golfwear) and slacks represented approximately 30% of sales and women's apparel represented approximately 9% of sales.

  As an integrated manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Substantially all of its men's tailored clothing and slacks are manufactured in 17 Company operated facilities located in the United States, one factory in Costa Rica and one factory in Mexico. The Company also utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, in accordance with Company specifications and production schedules.

  The Company's largest operating group, MAG, designs, manufactures and markets on a wholesale basis substantially all of the Company's men's tailored clothing through its Hart Schaffner & Marx ("HSM"), Hickey-Freeman and Intercontinental Branded Apparel business units. Slacks and sportswear are manufactured and marketed principally through the Trans-Apparel Group, Biltwell and Bobby Jones business units. IWA designs and sources women's career apparel and sportswear for department and specialty stores under owned and licensed brand names. The Barrie Pace catalog features branded products principally purchased from unaffiliated sources, directed towards the business and professional woman. Approximately 20% of Barrie Pace sales are of products purchased from affiliated companies.

 Sources and Availability of Raw Materials

  Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 17% of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for 46% of the Company's total fabric requirements in fiscal 1995. No other supplier accounts for over 6% of the Company's total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

  Product lines are developed primarily for two major selling seasons, spring and fall, with smaller lines for the summer and holiday seasons. The majority of the Company's products are purchased by its customers on an advance order basis, five to seven months prior to shipment. Seasonal commitments for a portion of the expected requirements are made approximately three to five months in advance of the customer order. Certain of the Company's businesses maintain in-stock inventory programs on selected product styles giving customers the capability to order electronically with resulting shipment within 24 to 48 hours. Programs with selected fabric suppliers provide for availability to support in-stock marketing programs. The normal production process from fabric cutting to finished production is five to six weeks for tailored suits and sportcoats and three to four weeks for tailored slacks. A substantial portion of sportswear and women's apparel is produced by unaffiliated contractors utilizing Company designs.

 Competition and Customers

  The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. Its women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major United States department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company's largest customer, Dillard Department Stores, represented approximately 16%, 14% and 14% of consolidated sales in 1995, 1994 and 1993, respectively. No other customer exceeded 7% of net sales.

 Trademarks, Licensing Agreements and Research

  A significant portion of the Company's sales are of products carrying brands and trademarks owned by the Company. As noted previously, the Company also manufactures and markets products pursuant to exclusive license agreements with others. While the terms and duration of these license agreements vary, typically they provide for certain minimum payments and are subject to renewal and renegotiation.

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

 Employees

  The Company presently has approximately 8,200 employees, of which approximately 98% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

 Seasonality

  The men's tailored clothing business has two principal selling seasons, spring and fall. Additional lines for the summer and holiday seasons are marketed in men's and women's sportswear. Men's tailored clothing, especially at higher price points, generally tends to be less sensitive to frequent shifts in fashion trends, economic conditions and weather, as compared to men's sportswear or women's career apparel and sportswear. While there is typically little seasonality to the Company's sales on a quarterly basis, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the distribution of sales across retail trade channels and overall product mix between traditional and fashion merchandise. The Company generally receives orders from its wholesale customers approximately five to seven months prior to shipment. Some of the Company's operating businesses also routinely maintain in-stock positions of selected inventory in order to fill customer orders on a quick response basis.

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

ITEM 2--PROPERTIES

  The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                                    APPROXIMATE                                         EXPIRATION
                                    FLOOR AREA                                           DATE OF
                                     IN SQUARE                                           MATERIAL
LOCATION                               FEET                  PRINCIPAL USE                LEASES
--------                            -----------              -------------              ----------
Anniston, AL......................     76,000   Manufacturing                              1999
Buffalo, NY.......................    115,000   Manufacturing                                 *
Buffalo, NY.......................    280,000   Office; manufacturing; warehousing         2015
Cape Girardeau, MO................    171,000   Manufacturing; warehousing                    *
Chaffee, MO.......................     78,000   Manufacturing; warehousing                 1999
Chicago, IL.......................    102,000   Executive and operating company offices    2004
Des Plaines, IL...................    361,000   Manufacturing; warehousing                    *
Easton, PA........................    220,000   Office; warehousing                           *
Elizabethtown, KY.................     54,000   Manufacturing                                 *
Farmington, MO....................     65,000   Warehousing                                   *
Farmington, MO....................     75,000   Manufacturing                              1999
Michigan City, IN
 (2 locations)....................    420,000   Office; manufacturing; warehousing            *
New York, NY......................     68,000   Sales offices/showrooms                    2000
Rector, AR........................     52,000   Manufacturing                                 *
Rochester, NY.....................    223,000   Office; manufacturing; warehousing            *
Rochester, NY.....................     51,000   Warehousing                                1997
St. Louis, MO
 (2 locations)....................     88,000   Office; manufacturing                      2000
Whiteville, NC....................    105,000   Manufacturing                                 *
Winchester, KY....................     92,000   Manufacturing                                 *
San Jose, Costa Rica..............     72,000   Manufacturing                                 *
Tolcayuca, Mexico.................     50,000   Manufacturing                                 *

--------
*  Properties owned by the Registrant

  The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on page 25 of this Form 10-K.

ITEM 3--LEGAL PROCEEDINGS

  Spillyards Litigation. In September 1992, David Spillyards, represented to be the holder of approximately 1,800 shares of common stock of the Company, filed a class action complaint in the Circuit Court of Cook County, Illinois, against the Company, its directors and former director Harvey A. Weinberg. The complaint claimed that the Company's directors breached certain duties owed to the Company's shareholders and sought certification as a class action, the appointment of Mr. Spillyards' counsel as class counsel and related damages. The complaint, which also included a derivative action, alleged that the purpose of the sale of the Company's principal retail unit, HSSI, Inc. ("HSSI"), to HSSA Group, Ltd. ("HSSA"), was to benefit Mr. Weinberg (who was also alleged to have been a director of the Company at the time of the announcement of the sale). The complaint was subsequently amended to include additional allegations pertaining to the ultimate sale of 5,714,286 shares of common stock of the Company and a three-year warrant for 1,649,600 shares of common stock of the Company to Traco International, N.V. (the "Traco Agreement"). The complaint, as amended, was dismissed on November 30, 1992, and Mr. Spillyards was given permission by the Court to file another amended complaint, which was filed on December 28, 1992 (the "Second Amended Complaint"). The Second Amended

Complaint, denominated as a class action and derivative complaint, again challenged certain aspects of the Traco Agreement and alleged that the Company made certain misleading representations in its July 17, 1991 prospectus. After the Company's motion to dismiss the Second Amended Complaint was granted on June 24, 1993, Mr. Spillyards filed a Third Amended Complaint (purportedly asserting new issues regarding the Traco Agreement), which was again dismissed on September 29, 1993. Mr. Spillyards filed notices of appeal with the Illinois Appellate Court on October 29, 1993, and December 23, 1993. The appeals were consolidated by court order on February 8, 1994. Briefs have been filed with the Appellate Court and oral arguments were heard September 19, 1995. On February 23, 1996, in a unanimous opinion, the Appellate Court affirmed the dismissal, with prejudice, of the Third Amended Complaint. Mr. Spillyards has twenty-one days after the date of the ruling to petition for a rehearing before the Appellate Court or to petition for leave to appeal to the Illinois Supreme Court.

  After consultation with counsel, management of the Company believes that there are meritorious defenses to the Spillyards Litigation referred to above and that such action will not have a material adverse effect on the Company's business or financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

 Executive Officers of the Registrant

  Each of the executive officers of the Registrant listed below has served the Registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Mrs. Allen. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                           YEARS OF   ELECTED TO
                                                         SERVICE WITH  PRESENT
 NAME                             POSITION           AGE   COMPANY     POSITION
 ----                             --------           --- ------------ ----------
 Elbert O. Hand.......... Chairman and Chief          56      31         1992
                          Executive Officer
                          (Director since 1984)
 Homi B. Patel........... President and Chief         46      16         1993
                          Operating Officer
                          (Director since January,
                          1994)
 Mary D. Allen........... Executive Vice              50       1         1994
                          President, General
                          Counsel and Secretary
 Glenn R. Morgan......... Executive Vice President    48      16         1995
                          and Chief Financial
                          Officer
 Frank A. Brenner........ Vice President,             67      27         1983
                          Marketing Services
 James E. Condon......... Vice President and          45      18         1995
                          Treasurer
 Linda J. Valentine...... Vice President,             45      15         1993
                          Compensation and
                          Benefits
 Andrew A. Zahr.......... Controller and Chief        52      23         1994
                          Accounting Officer

  Mary D. Allen became Executive Vice President, General Counsel and Secretary in September, 1994. Prior to joining the Company, she was employed by JMB Realty Corporation for seven years during which she served in various capacities, most recently as senior vice president.

  On August 31, 1995, Wallace L. Rueckel, formerly Executive Vice President and Chief Financial Officer, terminated his employment with the Company, such termination being deemed to be for good reason, as that term is defined under his Employment Agreement with the Company, attached hereto as Exhibit 10-F-4. Mr. Rueckel has received the benefits accorded him pursuant to that Agreement.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Hartmarx common shares are traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three years were as follows:

                                            1995          1994          1993
                                        ------------- ------------- ------------
                                         HIGH   LOW    HIGH   LOW   HIGH   LOW
                                        ------ ------ ------ ------ ----- ------
First Quarter.......................... $6.375 $5.125 $7.375 $6.125 $8.25 $5.375
Second Quarter.........................  5.875  4.25   7.00   5.875  7.25  5.75
Third Quarter..........................  6.875  4.75   6.625  5.375  6.75  5.125
Fourth Quarter.........................  6.625  4.50   6.00   5.00   7.75  5.75

  The most recent quarterly dividend paid was in November, 1991, in the amount of $.15 per share. The current financing agreements restrict the payment of dividends to 50% of consolidated net income, as defined, subject to a cumulative maximum amount of $22.5 million. The current financing agreements also contain various restrictive covenants pertaining to minimum net worth, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants under these agreements.

  As of February 20, 1996, there were approximately 6,400 stockholders of the Company's $2.50 par value common stock. The number of stockholders was estimated by adding the number of registered holders furnished by the Company's registrar and the number of participants in the Hartmarx Employee Stock Ownership Plan.

  On December 6, 1995, the Board of Directors of the Company approved the extension of the benefits afforded by the Company's existing rights plan by adopting a new stockholder rights plan. The new plan, like the existing plan, is intended to promote continuity and stability, deter coercive or partial offers which will not provide fair value to all stockholders and enhance the Board's ability to represent all stockholders and thereby maximize stockholder values.

  Pursuant to the new Rights Agreement, dated as of December 6, 1995, by and between the Company and First Chicago Trust Company of New York, as Rights Agent, one Right has been issued for each outstanding share of common stock, par value $2.50 per share, of the Company upon the expiration of the Company's existing rights (January 31, 1996). Each of the new Rights will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a price of $25 per Right. The Rights, however, will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding common stock. If a person acquires 15% or more of the outstanding common stock (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person who acquired 15% or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a Right. The new Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed, on January 31, 2006.

  The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, a copy of which is incorporated by reference as Exhibit 4-A to this Annual Report on Form 10-K.

ITEM 6--SELECTED FINANCIAL DATA

  The following table summarizes data for the years 1991 through 1995. The Company's complete annual financial statements and notes thereto for fiscal 1995 appear elsewhere herein.

    INCOME STATEMENT DATA
   IN THOUSANDS, EXCEPT PER
          SHARE DATA
 FOR YEARS ENDED NOVEMBER 30
             (A)                 1995      1994      1993      1992       1991
 ---------------------------   --------  --------  --------  ---------  --------
 Net sales...................  $595,272  $621,847  $606,148  $ 684,171  $705,035
 Licensing and other income..     6,429     7,277     5,823      3,478       989
 Cost of sales...............   447,414   459,295   444,335    507,200   530,286
 Operating expenses..........   132,806   139,720   137,315    153,267   158,619
 Restructuring charges.......       --        --        --      35,100       --
 Earnings (loss) before
  interest, taxes,
  discontinued operations and
  extraordinary charge.......    21,481    30,109    30,321     (7,918)   17,119
 Interest expense............    19,851    20,988    22,639     21,062    23,539
 Earnings (loss) before
  taxes, discontinued
  operations and
  extraordinary charge.......     1,630     9,121     7,682    (28,980)   (6,420)
 Tax (provision) benefit.....    19,800     9,992      (273)       870     2,315
 Earnings (loss) before
  discontinued operations and
  extraordinary charge.......    21,430    19,113     7,409    (28,110)   (4,105)
 Discontinued operations, net
  of tax.....................   (18,283)      897    (1,189)  (192,135)  (34,260)
 Net earnings (loss) before
  extraordinary charge.......     3,147    20,010     6,220   (220,245)  (38,365)
 Extraordinary charge, net of
  tax benefit................       --     (3,862)      --         --        --
 Net earnings (loss).........     3,147    16,148     6,220   (220,245)  (38,365)
 Net earnings (loss) per
  share:
   continuing operations.....       .66       .59       .24      (1.10)     (.19)
   discontinued operations...      (.56)      .03      (.04)     (7.49)    (1.55)
   before extraordinary
    charge...................       .10       .62       .20      (8.59)    (1.74)
   after extraordinary
    charge...................       .10       .50       .20      (8.59)    (1.74)
 Cash dividends per share....       --        --        --         --        .60
 Average number of common
  shares and equivalents.....    32,631    32,243    31,375     25,629    22,056
      BALANCE SHEET DATA
   IN THOUSANDS, EXCEPT PER
          SHARE DATA
        AT NOVEMBER 30
   ------------------------
 Cash........................  $  5,700  $  2,823  $  1,507  $  22,356  $  6,571
 Accounts receivable.........   108,486   114,597   120,442    159,772   134,748
 Inventories.................   154,898   183,347   193,818    216,751   404,995
 Other current assets........    10,409    11,670    21,948     30,894    32,318
 Net properties..............    44,624    51,543    56,477     66,846   149,656
 Other assets/deferred taxes.    52,519    28,220    10,919     15,340    11,560
 Total assets................   376,636   392,200   405,111    511,959   739,848
 Accounts payable, accrued
  expenses and taxes.........    78,867    76,049    63,001    126,932   167,191
 Total debt..................   163,278   187,784   233,113    314,602   285,649
 Shareholders' equity........   134,491   128,367   108,997     70,425   287,008
 Equity per share............      4.11      3.95      3.41       2.72     11.32
          OTHER DATA
         IN THOUSANDS
 FOR YEARS ENDED NOVEMBER 30
             (A)
 ---------------------------
 Earnings before interest,
  taxes, depreciation,
  amortization, discontinued
  operations and
  extraordinary charge.......  $ 30,069  $ 39,502  $ 39,917  $   3,350  $ 29,594
 Depreciation and
  amortization of fixed
  assets.....................     8,588     9,393     9,596     11,268    12,475
 Capital expenditures........     8,441     6,173     5,467      4,331     9,824

--------
(A) 1994 and prior years restated to reflect the Company's former retail businesses (Kuppenheimer, HSSI and Country Miss retail), as discontinued operations.

  Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing and Taxes on Earnings footnotes to the consolidated financial statements provide additional information relating to the comparability of the information presented above.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Consolidated 1995 results for continuing operations reflected generally weak apparel sales at retail along with inventory liquidations of several competitors operating in bankruptcy, which adversely impacted sales and profitability, most significantly of the moderately priced brands and private label products. Despite the decline in pre-tax earnings from continuing operations to $1.6 million in 1995 from $9.1 million in 1994 and $7.7 million in 1993, total debt of $163.3 million at November 30, 1995 declined $24.5 million from 1994, attributable to both the disposition of the Kuppenheimer business and from working capital reductions.

  The Company's businesses currently consist of: (i) Men's Apparel Group ("MAG"), which designs, manufactures and markets men's tailored clothing on a wholesale basis, principally through its Hart Schaffner & Marx, Intercontinental Branded Apparel and Hickey-Freeman business units, and slacks and sportswear (including golfwear) principally through its Trans-Apparel Group, Biltwell and Bobby Jones business units; (ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs. In July, 1995, the Company completed the disposition of its Kuppenheimer business, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing whose products are sold exclusively through Kuppenheimer operated retail stores. This disposition completed the Company's previously announced strategy to eliminate its retail businesses; accordingly, Kuppenheimer's operating results prior to disposition, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings for the year ended November 30, 1995 and comparable amounts relating to prior years have been reclassified. Discontinued operation also reflects the loss on disposition of Kuppenheimer aggregating $18.1 million, net of tax benefit, representing the loss on the sale of stock, expenses directly related to the disposition and operating losses from the measurement date to the disposition date.

RESULTS OF OPERATIONS

  Consolidated 1995 sales from continuing operations were $595.3 million compared to $621.8 million in 1994 and $606.1 million in 1993. The 4.3% decline in 1995 compared to 1994 was principally attributable to the moderately priced branded and private label product lines, as the higher price point brands, such as Hickey-Freeman, Hart Schaffner & Marx and Bobby Jones, achieved increases. The 2.6% increase in 1994 compared to 1993 was principally attributable to the initial season introduction of Tommy Hilfiger tailored clothing and slacks.

  Consolidated 1995 pre-tax income from continuing operations decreased to $1.6 million from $9.1 million in 1994 and $7.7 million in 1993. As discussed below, results for 1995 and 1994 reflected recognition of non-cash income tax benefits of $19.8 million and $10.0 million, respectively, associated with operating loss carryforwards expected to be realized in future periods. After considering this tax benefit, consolidated 1995 net earnings before discontinued operation and extraordinary charge were $21.4 million or $.66 per share compared to $19.1 million or $.59 per share in 1994 and $7.4 million or $.24 per share in 1993. The loss on discontinued operation in 1995 aggregated $18.3 million or $.56 per share, consisting of an $18.1 million loss on the sale of Kuppenheimer and $.2 million operating loss incurred before disposition. In 1994, Kuppenheimer's after-tax earnings were $.9 million or $.03 per share following an after-tax loss of $1.2 million or $.04 per share in 1993. Fiscal 1994 consolidated results included a $3.9 million or $.12 per share extraordinary charge associated with the early repayment of loans associated with the 1994 debt refinancing. After consideration of the discontinued operation and extraordinary charge, net earnings were $3.1 million or $.10 per share in 1995, $16.1 million or $.50 per share in 1994 and $6.2 million or $.20 per share in 1993.

  The following summarizes sales and earnings before interest and taxes ("EBIT") for the Company's continuing business groups (in millions):

                                                         YEAR ENDED NOVEMBER
                                                                 30,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
      Sales:
        Men's Apparel Group............................. $547.1  $569.6  $553.9
        Women's Apparel Group...........................   48.2    52.2    52.2
                                                         ------  ------  ------
          Total......................................... $595.3  $621.8  $606.1
                                                         ======  ======  ======
      EBIT:
        Men's Apparel Group............................. $ 32.1  $ 46.3  $ 43.2
        Women's Apparel Group...........................   (1.3)   (4.1)   (2.9)
        Other and adjustments...........................   (9.3)  (12.1)  (10.0)
                                                         ------  ------  ------
          Total......................................... $ 21.5  $ 30.1  $ 30.3
                                                         ======  ======  ======

  MAG sales were $547 million in 1995, $570 million in 1994 and $554 million in 1993. The decrease in 1995 compared to 1994 reflected the generally weak retail environment for apparel and inventory liquidations of several competitors operating in bankruptcy, which primarily affected the sales and margins in moderately priced branded and private label product lines. The businesses positioned in the upper end of the tailored clothing market, which include the Hickey-Freeman and Hart Schaffner & Marx brands, produced a 4% sales increase. Sales of Bobby Jones golfwear, also marketed at the upper end price points, increased significantly. Sales in each year were also impacted by the declining volume with The Hastings Group, Inc. ("Hastings"), the successor business to HSSI, Incorporated, which was sold by Hartmarx in September, 1992. Sales to Hastings declined to $15 million in 1995 from $27 million in 1994 and $36 million in 1993. The sales improvement in 1994 compared to 1993 reflected the initial season introduction of Tommy Hilfiger tailored clothing and slacks, along with increases in other brands which more than offset the impact of the reduction in sales to Hastings. MAG EBIT was $32 million in 1995 compared to $46 million in 1994 and $43 million in 1993. The decline in 1995 EBIT compared to 1994 primarily reflected the lower sales, the industry-wide conditions adversely affecting gross margins and LIFO expense of $2.1 million in 1995 compared to LIFO income of $2.3 million in 1994. The EBIT improvement in 1994 compared to 1993 primarily reflected higher sales. Tailored clothing represented the most significant contributor to earnings in each year.

  Women's Apparel Group sales, comprising approximately 8% of the consolidated total in each year, aggregated $48 million in 1995 and $52 million in 1994 and 1993. Sales at IWA decreased in 1995, principally attributable to two product lines discontinued in 1994. Barrie Pace catalog sales declined slightly in 1995, after increasing in 1994. Women's Apparel Group loss before interest and taxes was $1 million in 1995, $4 million in 1994 and $3 million in 1993. The IWA business operated at a breakeven in 1995 after incurring losses in the preceding two years principally associated with the two unprofitable product lines now discontinued. The Barrie Pace business had a small loss in 1995 following lower earnings in 1994 than in 1993, as 1995 and 1994 results were unfavorably impacted by lower relative response rates on an increased number and size of catalogs distributed and higher postage and paper costs.

  Gross Margins. The consolidated gross margin percentage of sales was 24.8% in 1995, 26.1% in 1994 and 26.7% in 1993. Gross margins reflected LIFO expense of $2.1 million in 1995 compared to income of $2.3 million in 1994 and $3.6 million in 1993. LIFO expense produced an unfavorable impact on consolidated gross margin of .4% in 1995 compared to a favorable impact on consolidated gross margin of .4% in 1994 and .6% in 1993. The MAG gross margin percentage declined in 1995 compared to 1994; 1994 gross margin rates were approximately even with 1993. The 1995 reduction compared to 1994 was principally attributable to the moderately priced and private label tailored clothing product lines which have been those most susceptible to the industry margin pressures. The gross margin percentage of sales was also influenced by the effect of LIFO as described above. In the women's businesses, the gross margin ratio improved in 1995, principally from inventory dispositions in 1994 associated with discontinued product lines in the IWA business; however, margins declined in the catalog business due to a greater proportion of units sold at less than full price. Women's gross margin ratio in 1994 was unfavorable compared to 1993, principally attributable to inventory dispositions in the IWA business.

  Selling, Administrative and Occupancy Expenses. Selling, administrative and occupancy expenses declined to $133 million in 1995 from $140 million in 1994 and $137 million in 1993, and also decreased as a percentage of sales to 22.3% in 1995 from 22.5% in 1994 and 22.7% in 1993. Operating expenses declined from the lower sales in both MAG and the Women's Apparel Group in 1995 compared to 1994, but also from expense reduction programs effected in continuing businesses. Operating expenses in 1995 were unfavorably impacted by a non-recurring $3.7 million charge related to the settlement in 1995 of 1992 licensing program disputes, partially offset by a $2.8 million gain on the sale of a former production site, which together adversely affected the current year expense to sales ratio by .2%. In 1994, MAG expenses declined and Women's Apparel Group expenses experienced a small increase, resulting from additional catalogs and pages distributed in 1994 compared to 1993 and lower relative response rates.

  Advertising expenditures, including costs related to the Barrie Pace catalog, were $22 million in 1995 compared to $19 million in 1994 and $17 million in 1993, representing 3.6%, 3.0% and 2.9% of consolidated sales, respectively. The increase in each year reflected higher expenditures in MAG related to the introduction of new brands and increased advertising for the higher priced branded products, along with costs associated with distributing more catalogs in the Barrie Pace business.

  Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits, was adopted by the Company effective December 1, 1994. This statement requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement. As the Company's accounting practices were substantially consistent with the provision of this statement, adoption did not impact financial condition or results of operations. In 1995, the Company adopted Emerging Issues Task Force 93-6 relating to ESOP accounting. Adoption of this statement had no material effect on either net income or shareholders' equity. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for the Company's fiscal year beginning December 1, 1996. The Company has concluded it will comply with FAS 123 by appropriate footnote disclosure of the effect of stock options.

  Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $6.4 million in 1995, $7.3 million in 1994 and $5.8 million in 1993. The decline in 1995 from 1994 principally related to the 1994 sale of certain international license rights. The increase in 1994 from 1993 was primarily attributable to the non-recurring sale of license rights noted above.

  Interest Expense. Interest expense was $20 million in 1995, $21 million in 1994 and $23 million in 1993. The decline in each year was principally attributable to lower average borrowings, primarily from working capital reductions and cash earnings, partially offset by higher rates in 1995. The 1994 Refinancing, as described in the Liquidity and Capital Resources caption below, lengthened maturities by shifting $115 million of borrowings from rates variable with changes in the prime rate to fixed rate debt averaging close to 11%. The Company's weighted average short term borrowing rate was 8.5% in 1995, 7.5% in 1994 and 7.9% in 1993. Interest expense included non-cash amortization of financing fees and expenses of $1.4 million in 1995, $1.7 million in 1994 and $2.0 million in 1993. The effective interest rate for all borrowings, including amortization costs, was 10.4% in 1995, 9.6% in 1994 and 9.0% in 1993.

  Income Taxes. The recorded tax provision or benefit in each year was determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). FAS 109 requires, among other things, the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, a periodic evaluation of the likelihood that the deferred tax assets are realizable and the establishment of a valuation allowance, in certain circumstances, to offset deferred tax assets to the extent realization is not considered more likely than not.

  Approximately $2 million of the valuation allowance offsetting the deferred tax asset was reversed during 1993 associated with 1993 pre-tax income for financial reporting; the 1993 effective tax rate of 3% was applicable to state income taxes. During fiscal 1995 and 1994, the Company reevaluated its deferred tax asset and reversed a portion of its valuation allowance, resulting in a recognized tax benefit of $19.8 million and $10.0 million, respectively. Among the factors considered in the recognition were:

  . a history of sustained profitability of the core MAG businesses, even during the 1990-1992 loss years which had been caused principally by the businesses subsequently sold or discontinued pursuant to the 1992 Restructuring;

  . a third year of consolidated profitability in 1995 following the operating losses during the 1990-1992 period;

  . the Company's income prospects after consideration of the available operating loss carryforwards, the substantial portion of which do not expire until the 2007-2010 period;

  . termination of litigation related to a business sold in 1992, which eliminated the possibility of a large contingent liability in the event of an adverse ruling;

  . the expected impact of temporary differences between taxable income and income reported for financial statement purposes.

  After giving effect to the benefit from the recognition of a portion of future operating loss carryforwards, the remaining valuation reserve at November 30, 1995 was $34.9 million. Upon the determination that the realization of some or all of the remaining reserved tax asset is more likely than not, earnings for the applicable year and shareholders' equity would be increased accordingly. (Also see "Liquidity and Capital Resources" for further discussion of deferred tax assets and remaining operating loss carryforwards.)

LIQUIDITY AND CAPITAL RESOURCES

  During fiscal 1994, the Company replaced its $307 million borrowing facility, originally due to mature on December 30, 1995, with $100 million of public subordinated debentures, a $175 million Revolving Credit Facility with a nine member lending group and the private placement of $15.5 million of industrial development bonds issued by development authorities in prior years and maturing in 2015. The 1994 Refinancing accomplished several of the Company's objectives, including extending maturities, reducing the level of borrowings subject to interest rate variability and establishing a separate working capital facility providing greater flexibility in addressing the Company's seasonal borrowing requirements.

  The Credit Facility is secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. Facility amendments in July 1995, November 1995 and January 1996, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment of certain covenants and extension of the term from March 1997 to July 2000. The Facility contains certain restrictions on the operation of the Company's business, including covenants pertaining to capital expenditures, asset sales, operating leases, minimum net worth and incurrence of additional indebtedness, ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, and events of default. The Company was in compliance with the above noted covenants.

  Net cash provided by operating activities was $22 million in 1995 compared to $56 million in 1994 and $30 million in 1993. The decline in 1995 compared to 1994 was principally attributable to a smaller reduction in working capital than in 1994 and the lower earnings. The improvement in 1994 compared to 1993 was principally attributable to higher earnings and a reduction in working capital requirements. At November 30, 1995, net accounts receivable of $108.5 million declined $6.1 million or 5.3% compared to November 30, 1994, principally reflecting the lower sales. The allowance for doubtful accounts was $7.9 million compared to $7.4 million last year, representing 6.8% of gross receivables in 1995 compared to 6.0% in 1994. The increase reflected increased exposure of certain retail customers. Inventories of $154.9 million at November 30, 1995 declined $28.4 million or 15.5% compared to November 30, 1994 principally attributable to the disposition of Kuppenheimer. Inventory turn in continuing businesses declined slightly.

  Recoverable and deferred income taxes at November 30, 1995 aggregated $38.0 million compared to $16.8 million at November 30, 1994. The balance at November 30, 1995 reflected a valuation allowance of $34.9 million ($55.5 million in 1994) principally related to tax assets associated with prior years' operating losses. As discussed previously under "Income Taxes", the Company has evaluated and will continue to evaluate the necessity for the valuation allowance taking into consideration such factors as earnings trends and prospects, anticipated reversal of temporary differences between financial and taxable income, the expiration or limitations of operating loss carryforwards and available tax planning strategies (including the ability to adopt the FIFO inventory method for those inventories currently valued under the LIFO valuation method). Future reversals of the valuation allowance in whole or in part represent a contingent asset which would increase earnings and shareholders' equity. Approximately $31.1 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected utilization of future operating loss carryforwards. At November 30, 1995, the Company had approximately $186 million of federal tax operating loss carryforwards available to offset future taxable income.

  At November 30, 1995, net properties of $44.6 million declined $6.9 million from November 30, 1994, principally attributable to the disposition of Kuppenheimer. Capital additions for continuing businesses during 1995 were $8.4 million compared to $6.2 million in 1994. Depreciation expense for continuing businesses was $8.6 million in 1995 and $9.4 million in 1994. Capital additions during the next several years are expected to be principally funded from cash generated from operating activities. The capital expenditure limitations contained in the Company's current borrowing agreements are not expected to result in delaying capital expenditures otherwise planned by the Company.

  Total debt of $163.3 million at November 30, 1995 excludes the $2.5 million industrial development bond assumed by Kuppenheimer and declined $24.5 million compared to November 30, 1994, principally from cash generated from operating activities and the proceeds from the disposition of Kuppenheimer. The $10 million of notes payable classified as current at November 30, 1995 reflects anticipated debt reduction during fiscal 1996 under the Company's long term borrowing arrangements. Total debt, including short term borrowings and current maturities, represented 55% of the total $298 million capitalization at November 30, 1995, compared to 59% at November 30, 1994, with the improvement principally resulting from the debt reduction. Total borrowing availability was approximately $108 million at November 30, 1995.

  Shareholders' equity of $134.5 million at November 30, 1995 represented $4.11 book value per share compared to $3.95 book value per share at November 30, 1994. The $6.1 million increase during 1995 reflected the net earnings for the year, ongoing equity sales to employee benefit plans and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan. Dividends have not been paid since 1991 and no dividends are anticipated to be declared during fiscal 1996. The current Credit Facility restricts, but does not prohibit, the payment of dividends.

  Considering the impact of inflation, the current value of net assets would be higher than the Company's $134 million book value after reflecting the Company's use of LIFO inventory method and increases in the value of the properties since acquisition. Earnings would be lower than reported, assuming higher depreciation expense without a corresponding reduction in taxes.

OUTLOOK

  The current industry-wide conditions in this difficult retail environment, characterized by generally weak sales of apparel at retail, increasing retailer bankruptcies, and wholesale pricing pressures especially in the moderately priced tailored clothing segment, are not anticipated to improve for at least the first half of fiscal 1996. The Company's largest customers, which include leading department, specialty and value retailers, are believed to be financially strong and annualized 1996 volume is expected to be comparable to 1995 levels. However, consolidated 1996 sales volume will likely be less than 1995 due to reductions from customers who have filed bankruptcy, which include, among others, Hastings, in October 1995, and Barney's and Today's Man in January 1996. Hastings is being liquidated and its $16 million sales volume in 1995 will be lost. The Company has resumed shipments with other companies in bankruptcy on a debtor-in-possession post-petition basis but cannot determine at this time the sales which will ultimately result with these customers during 1996. Regardless of these current conditions, cost reduction actions are being implemented by continuing emphasis towards lowering product costs by expanding off-shore sourcing capabilities, reducing selling, administrative and general expenses in both the Corporate and subsidiary entities, and debt reduction.

  From a product perspective, emphasis on the Company's core manufacturing and marketing businesses comprising the Men's Apparel Group will continue, typified by product line and brand extensions closely associated with existing strengths and competencies. The Company delivered the initial tailored clothing line under the Perry Ellis and Daniel Hechter labels in Fall, 1995. Also in 1995, a suits separates program was introduced into a limited number of Sears stores and additional Sears stores are expected to participate in the Spring, 1996 season. The golf inspired collections marketed by the Bobby Jones division of Hickey-Freeman and the Jack Nicklaus division were augmented by the introduction of women's golf lines marketed under these brand labels. These products, along with the "Jack Nicklaus Signature" sportswear line distributed principally to department stores, collectively contributed to a 39% golfwear sales increase in 1995 vs. 1994 and increased sales volume is anticipated for 1996. Hickey-Freeman sportswear, with emphasis on casual dressing for the affluent Hickey-Freeman core customer, will encompass a separately designed line of sportcoats, slacks, sweaters and shirts for its initial product introduction in the Fall of 1996. Also in current development is a casual presentation of Hart Schaffner & Marx sportswear which will be offered for 1997 deliveries. In the Women's Apparel Group, the Austin Reed women's line of tailored coats, pants and dresses will be augmented by a more moderately priced Hawksley & Wight line with initial shipments commencing for the Spring, 1996 season.

  The Company continually assesses its borrowing availability and requirements under its Revolving Credit Facility, along with the interest rates payable under its various borrowing arrangements. During the first quarter of 1996, the Company acquired $10 million face value of its 10 7/8% subordinated debentures through open market purchases. These purchases will result in a gain of approximately $.7 million, net of a $.4 million tax provision, which will be reflected as an extraordinary item in the first quarter of fiscal 1996 ending February 29, 1996. Based on the various interest rates in effect as of November 30, 1995, the purchases consummated to-date will result in annualized interest savings of approximately $.3 million. Under the amended terms of the Company's Revolving Credit Facility, approximately $10 million of additional debenture repurchases are allowable.

  While industry conditions are unfavorable currently, the combination of the Company's well regarded and time-honored brands, anticipated product line extensions, and continuing emphasis on cost control and debt reduction covering all aspects of operations should collectively contribute to a stronger performance upon improvement of the current external environment.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Financial Statements:
  Report of Independent Accountants......................................   14
  Consolidated Statement of Earnings for the three years ended November
   30, 1995..............................................................   16
  Consolidated Balance Sheet at November 30, 1995 and 1994...............   17
  Consolidated Statement of Cash Flows for the three years ended November
   30, 1995..............................................................   18
  Consolidated Statement of Shareholders' Equity for the three years
   ended November 30, 1995...............................................   19
  Notes to Consolidated Financial Statements.............................   20
  Financial Statement Schedules
    Schedule VIII--Valuation and Qualifying Accounts.....................  F-1
  Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.
Supplementary Data:
  Quarterly Financial Summary (unaudited)................................   31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
January 9, 1996

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

  The Audit and Finance Committee of the Board of Directors meets periodically with the Company's independent public accountants, management and internal auditors to review auditing and financial reporting matters. This Committee is responsible for recommending the selection of independent accountants, subject to ratification by shareholders. Both the internal and independent auditors have unrestricted access to the Audit and Finance Committee, without Company management present, to discuss audit plans and results, their opinions regarding the adequacy of internal accounting controls, the quality of financial reporting and other relevant matters.

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                                   FISCAL YEAR ENDED NOVEMBER
                                                              30,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
Net sales........................................  $595,272  $621,847  $606,148
Licensing and other income.......................     6,429     7,277     5,823
                                                   --------  --------  --------
                                                    601,701   629,124   611,971
                                                   --------  --------  --------
Cost of goods sold...............................   447,414   459,295   444,335
Selling, general and administrative expenses.....   132,806   139,720   137,315
                                                   --------  --------  --------
                                                    580,220   599,015   581,650
                                                   --------  --------  --------
Earnings before interest, taxes, discontinued
 operation and extraordinary charge..............    21,481    30,109    30,321
Interest expense.................................    19,851    20,988    22,639
                                                   --------  --------  --------
Earnings before taxes, discontinued operation and
 extraordinary charge............................     1,630     9,121     7,682
Tax (provision) benefit..........................    19,800     9,992      (273)
                                                   --------  --------  --------
Earnings before discontinued operation and
 extraordinary charge............................    21,430    19,113     7,409
                                                   --------  --------  --------
Discontinued operation:
  Operating earnings (loss), net of tax benefit..      (183)      897    (1,189)
  Loss on disposition, net of $.4 million tax
   benefit.......................................   (18,100)      --        --
                                                   --------  --------  --------
                                                    (18,283)      897    (1,189)
                                                   --------  --------  --------
Net earnings before extraordinary charge.........     3,147    20,010     6,220
Extraordinary charge, net of $120 tax benefit....       --     (3,862)      --
                                                   --------  --------  --------
Net earnings.....................................  $  3,147  $ 16,148  $  6,220
                                                   ========  ========  ========
Earnings per share:
  Continuing operations..........................  $    .66  $    .59  $    .24
  Discontinued operation.........................  $   (.56) $    .03  $   (.04)
                                                   --------  --------  --------
  Before extraordinary charge....................  $    .10  $    .62  $    .20
                                                   ========  ========  ========
  After extraordinary charge.....................  $    .10  $    .50  $    .20
                                                   ========  ========  ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000'S OMITTED)

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1995       1994
                         ASSETS                           ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents.............................. $   5,700  $   2,823
  Accounts receivable, less allowance for doubtful
   accounts of $7,920 in 1995 and $7,368 in 1994.........   108,486    114,597
  Inventories............................................   154,898    183,347
  Prepaid expenses.......................................     3,471      6,672
  Recoverable and deferred income taxes..................     6,938      4,998
                                                          ---------  ---------
    Total current assets.................................   279,493    312,437
                                                          ---------  ---------
INVESTMENTS AND OTHER ASSETS.............................    21,438     16,403
                                                          ---------  ---------
DEFERRED INCOME TAXES....................................    31,081     11,817
                                                          ---------  ---------
PROPERTIES
  Land...................................................     2,626      3,877
  Buildings and building improvements....................    47,837     58,498
  Furniture, fixtures and equipment......................    98,626    112,850
  Leasehold improvements.................................    18,963     27,964
                                                          ---------  ---------
                                                            168,052    203,189
  Accumulated depreciation and amortization..............  (123,428)  (151,646)
                                                          ---------  ---------
    Net properties.......................................    44,624     51,543
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 376,636  $ 392,200
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.......................................... $  10,000  $  20,000
  Current maturities of long term debt...................       497        699
  Accounts payable.......................................    33,877     38,455
  Accrued payrolls.......................................    17,276     19,818
  Other accrued expenses.................................    27,714     17,776
                                                          ---------  ---------
    Total current liabilities............................    89,364     96,748
                                                          ---------  ---------
LONG TERM DEBT, less current maturities..................   152,781    167,085
                                                          ---------  ---------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized
   and unissued..........................................       --         --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 32,759,797 in 1995 and 32,477,800 in 1994......    81,899     81,194
  Capital surplus........................................    76,771     76,063
  Retained earnings (deficit)............................   (14,084)   (17,231)
  Unearned employee benefits.............................   (10,095)   (11,659)
                                                          ---------  ---------
  Shareholders' equity...................................   134,491    128,367
                                                          ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $ 376,636  $ 392,200
                                                          =========  =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000'S OMITTED)

                                                  FISCAL YEAR ENDED NOVEMBER
                                                             30,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
  Net earnings including discontinued operation
   and extraordinary
   charge........................................ $  3,147  $ 16,148  $  6,220
  Reconciling items to adjust net earnings to net
   cash provided by operating activities:
    Depreciation and amortization................    9,987    13,771    16,061
    Changes in:
      Accounts receivable........................    5,608     5,845    42,330
      Inventories................................   (2,044)   10,471    12,901
      Prepaid expenses...........................    1,718     7,402     1,773
      Other assets...............................   (5,103)   (3,152)    3,156
      Accounts payable and accrued expenses......   11,087    11,381   (61,763)
      Taxes and deferred taxes...................  (21,204)  (10,093)    7,113
    Adjustment of properties to net realizable
     value.......................................      --        --      1,901
  Loss on sale of discontinued operation.........   18,100       --        --
  Cash provided by discontinued operation........      392       --        --
  Extraordinary charge...........................      --      3,862       --
                                                  --------  --------  --------
Net cash provided by operating activities........   21,688    55,635    29,692
                                                  --------  --------  --------
Cash Flows from investing activities:
  Cash received re disposition, net of subsidiary
   cash..........................................   12,000       --      4,500
  Capital expenditures...........................   (8,441)   (7,124)   (5,953)
  Cash paid for acquisitions.....................   (3,380)      --        --
                                                  --------  --------  --------
  Net cash provided by (used in) investing
   activities....................................      179    (7,124)   (1,453)
                                                  --------  --------  --------
Cash Flows from financing activities:
  Proceeds from issuance of 10 7/8% Sr. Sub.
   Notes, net....................................      --     96,572       --
  Proceeds from Credit Facility financing........      --    132,727       --
  Payment of borrowings under prior financing
   agreement.....................................      --   (235,999)      --
  Decrease in notes payable......................  (21,310)  (43,020)  (80,600)
  Decrease in other long term debt...............     (657)     (697)     (840)
  Proceeds from equity sale......................      --        --     29,880
  Proceeds from other equity transactions........    2,977     3,222     2,472
                                                  --------  --------  --------
  Net cash used in financing activities..........  (18,990)  (47,195)  (49,088)
                                                  --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents...................................    2,877     1,316   (20,849)
  Cash and cash equivalents at beginning of year.    2,823     1,507    22,356
                                                  --------  --------  --------
  Cash and cash equivalents at end of year....... $  5,700  $  2,823  $  1,507
                                                  ========  ========  ========
Supplemental cash flow information
  Net cash paid (received) during the year for:
    Interest expense............................. $ 19,000  $ 16,700  $ 23,800
    Income taxes.................................    1,400       800    (6,900)

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                PAR VALUE         RETAINED   UNEARNED
                                OF COMMON CAPITAL EARNINGS   EMPLOYEE  TREASURY
                                  STOCK   SURPLUS (DEFICIT)  BENEFITS   SHARES
                                --------- ------- ---------  --------  --------
Balance at November 30, 1992...  $70,266  $63,810 $(17,758)  $(12,496) $(33,397)
  Net earnings for the year....                      6,220
  Issuance of 329,482 shares,
   primarily to employee
   benefit plans...............      823      898       10                    3
  Private placement of common
   stock.......................    8,789    9,548  (21,851)              33,394
  Allocation of unearned
   employee benefits...........                                   738
                                 -------  ------- --------   --------  --------
Balance at November 30, 1993...   79,878   74,256  (33,379)   (11,758)      --
  Net earnings for the year....                     16,148
  Issuance of 309,815 shares,
   primarily to employee
   benefit plans...............      774      843
  Stock options exercised
   (7,079 shares including
   6,250 shares issued upon
   exercise of 6,250 $1.00
   Director Stock Options).....       18       22
  Issuance of 209,442 shares
   for Restricted Stock Awards.      524      942              (1,466)
  Allocation of unearned
   employee benefits...........                                 1,565
                                 -------  ------- --------   --------  --------
Balance at November 30, 1994...   81,194   76,063  (17,231)   (11,659)      --
  Net earnings for the year....                      3,147
  Issuance of 278,160 shares,
   primarily to employee
   benefit plans...............      695      697
  Stock options exercised
   (3,837 shares issued upon
   exercise of 3,837 $1.00
   Director Stock Options).....       10       11
  Allocation of unearned
   employee benefits...........                                 1,564
                                 -------  ------- --------   --------  --------
Balance at November 30, 1995...  $81,899  $76,771 $(14,084)  $(10,095) $    --
                                 =======  ======= ========   ========  ========


         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

  Principles of Consolidation--The Company and its subsidiaries ("the Company") are engaged in the manufacturing and marketing of quality men's and women's apparel to independent retailers and through catalogs. The consolidated financial statements include the accounts of the Company and all subsidiaries. During 1995, the Company acquired a slack manufacturing facility in Mexico and a coat and slack manufacturing factory in Costa Rica. The activities of these facilities since the respective date of acquisition, which were not significant, are included in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Revenue Recognition--Sales are recognized at the time the order is shipped. Catalog sales are net of expected returns and exclude sales taxes.

  Cash and Cash Equivalents--The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

  Inventories--Inventories are stated at the lower of cost or market. At November 30, 1995 and 1994, approximately 42% and 40% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method, representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

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

  Impairment of Long-Lived Assets--If facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted cash flow value would be required.

  Income Taxes--Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Advertising Costs--Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Recognition of advertising costs is in conformance with the provisions of The American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting of Advertising Costs". Advertising costs of $21.7 million in 1995, $18.8 million in 1994 and $17.4 million in 1993 are included in the accompanying Statement of Earnings. Prepaid expenses at November 30, 1995 includes deferred advertising costs of $2.1 million ($5.1 million at November 30, 1994), which will be reflected as an expense during the quarterly period benefited.

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

  Retiree Medical Program--A contributory health insurance program is made available to non-union retired employees and eligible dependents. Approximately 170 retired employees are currently participating. Employees who were participating in and eligible to receive medical benefits under the Hartmarx Group Life Insurance, Medical and Dental Plan, and were also participating in the Hartmarx Savings-Investment Plan and the Hartmarx Retirement Income Plan at the time of retirement are eligible to participate in the Plan. Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires recognition of a liability for postretirement benefits as the employee renders service, rather than as claims are paid or incurred. Adoption of the statement had no impact on cash flows. Since the required retiree contributions offset the cost of the available medical program, no transition obligation existed at adoption and, accordingly, there was no effect on either net income or shareholders' equity.

  Other Post-Employment Benefits--Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112--Employers' Accounting for Postemployment Benefits. This statement requires the recognition of obligations related to benefits provided by an employer to former or inactive employees after employment but before retirement. As the Company's accounting practices were substantially consistent with the provisions of this statement, adoption did not impact financial condition or results of operations.

  Stock Options--When stock options are exercised, common stock is credited for the par value of shares issued and capital surplus is credited with the consideration in excess of par. For stock appreciation rights, compensation expense is recognized on the aggregate difference between the market price of the Company's stock and the option price only when circumstances indicate that the right, and not the option, will be exercised. Compensation expense related to restricted stock awards is recognized over the vesting period. For director stock options and director deferred stock awards, compensation expense is recognized at the date the option is granted or the award is made to the outside director. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for the Company's fiscal year beginning December 1, 1996. The Company has concluded it will comply with FAS 123 by appropriate footnote disclosure of the effect of stock options.

  Per Share Information--The computation of earnings or loss per share in each year is based on the weighted-average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings per share was 32,631,000 in 1995, 32,243,000 in 1994 and 31,375,000
in 1993. The three year warrant to purchase 1,649,600 shares of common stock of the Company at an exercise price of $6.50 per share was not exercised prior to its expiration on September 20, 1995. This warrant had been issued in connection with the 1992 sale of 5,714,286 shares of common stock of the Company to Traco International, N.V.

SALE OF SUBSIDIARY

  On July 27, 1995, the Company completed the sale of the capital stock of Kuppenheimer, its vertically integrated factory direct-to-consumer business. Under the terms of the Agreement, the Company received $12 million cash at closing and is expected to receive an additional $2 million plus interest payable over the next four years. In connection with the Company's ongoing guaranty of a $2.5 million industrial development bond retained by Kuppenheimer, the purchaser has issued a separate $2.5 million note for the purchase of associated real estate secured by a first mortgage on that property. Kuppenheimer's operating results, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings for the year ended November 30, 1995, and comparable amounts relating to prior years have been reclassified, in accordance with Accounting Principles Board Opinion No. 30. Discontinued operation also reflects a loss on disposition of $18.1 million, net of tax benefit, representing the loss on the sale of stock, expenses directly related to the disposition and operating losses from the measurement date to the disposition date.

FINANCING

  On March 23, 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a new three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Proceeds from these two transactions ("1994 Refinancing") were utilized to repay $236 million of borrowings then outstanding related to the Company's principal lending facility then in effect. The prior facility was terminated upon completion of the Notes and Credit Facility transactions. The Credit Facility was amended in July 1995 and November 1995, which among other things, resulted in the lowering of the effective borrowing rate, a reduction in fees and administrative charges, adjustment of certain covenants, and extension of the term from March 1997 to July 2000.

  Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates selected by the Company which are either (i) LIBOR plus 1.50% or (ii) the prime rate of a major bank. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

  At November 30, 1995 and 1994, long term debt, less current maturities, comprised the following (000's omitted):

                                                                1995     1994
                                                              -------- --------
      Notes payable.......................................... $ 45,590 $ 66,900
      10 7/8% Senior Subordinated Notes, net.................   99,470   99,383
      Industrial development bonds...........................   17,853   20,643
      Other debt, extending to 2003..........................      365      858
                                                              -------- --------
                                                               163,278  187,784
      Less--current..........................................   10,497   20,699
                                                              -------- --------
      Long term debt......................................... $152,781 $167,085
                                                              ======== ========

  Industrial development bonds, which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $11.3 million at November 30, 1995. Interest rates on the various borrowing agreements range from 5.5% to 8.5% (average of 7.5% at November 30, 1995 and 7.4% at November 30, 1994). The two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

  Other long term debt includes installment notes and mortgages with interest rates ranging from 8% to 11.5% per annum (average of 8.7% at November 30, 1995 and 9.9% at November 30, 1994).

  Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $5.2 million at November 30, 1995 and $5.7 million at November 30, 1994.

  The approximate principal reductions required during the next five fiscal years, including reductions under the Credit Facility which expires in 2000, are as follows: $.5 million in 1996; $.1 million in 1997; $.1 million in 1998; $.1 million in 1999; $45.7 million in 2000.

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

  Information related to loan repayments by the ESOP are as follows (000's omitted):

                                                            1995   1994   1993
                                                           ------ ------ ------
      Principal payments.................................. $  911 $  526 $  --
      Interest payments...................................  1,133  1,171  1,041
                                                           ------ ------ ------
      Total loan payments made by ESOP.................... $2,044 $1,697 $1,041
                                                           ====== ====== ======

  As of November 30, 1995, 271,481 of the 620,155 shares of common stock have been allocated to the accounts of the ESOP participants.

NOTES PAYABLE

  The following summarizes information concerning notes payable (000's omitted):

                                                     1995     1994      1993
                                                    -------  -------  --------
      Outstanding at November 30................... $45,590  $66,900  $153,696
      Maximum month end balance during the year....  93,821  158,635   206,196
      Average amount outstanding during the year...  72,300  112,900   174,300
      Weighted daily average interest rate during
       the year....................................     8.5%     7.5%      7.9%
      Weighted average interest rate on borrowings
       at November 30..............................     7.5%     8.2%      8.0%

  The Company has entered into interest rate protection agreements from time to time based on management's assessment of market conditions; however, none were in effect at November 30, 1995 and 1994. In 1995, no payments were made or received relating to interest rate protection agreements and payments made or received relating to the interest rate protection agreements in effect during fiscal 1994 and 1993 were not significant.

INVENTORIES

  Inventories at fiscal year end were as follows (000's omitted):

                                                             NOVEMBER 30
                                                      --------------------------
                                                        1995     1994     1993
                                                      -------- -------- --------
      Raw materials.................................. $ 39,617 $ 42,296 $ 44,370
      Work in process................................   21,687   29,015   26,468
      Finished goods.................................   93,594  112,036  122,980
                                                      -------- -------- --------
                                                      $154,898 $183,347 $193,818
                                                      ======== ======== ========

  The excess of current cost over LIFO costs for certain inventories was $34.8 million at November 30, 1995, $32.7 million at November 30, 1994 and $35.0 million at November 30, 1993.

TAXES ON EARNINGS

  The net tax provision (benefit) is summarized as follows (000's omitted):

                                                     1995      1994     1993
                                                   --------  --------  -------
      Federal..................................... $   (833) $   (375) $  (659)
      State and local.............................      106       231      273
                                                   --------  --------  -------
          Total current...........................     (727)     (144)    (386)
                                                   --------  --------  -------
      Federal.....................................    1,527     3,512    3,182
      State and local.............................      --        --       --
                                                   --------  --------  -------
          Total deferred..........................    1,527     3,512    3,182
                                                   --------  --------  -------
      Change in valuation allowance...............  (20,600)  (13,360)  (2,523)
                                                   --------  --------  -------
          Total tax provision (benefit)........... $(19,800) $ (9,992) $   273
                                                   ========  ========  =======

  The difference between the tax benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to the pre-tax income, taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                     1995      1994     1993
                                                   --------  --------  -------
      Income from continuing operations........... $  1,630  $  9,121  $ 7,682
                                                   ========  ========  =======
      Tax provision computed at statutory rate.... $    554  $  3,101  $ 2,612
      State and local taxes on earnings, net of
       federal tax benefit........................       70       155      180
      Change in valuation allowance...............  (20,600)  (13,360)  (2,523)
      Other--net..................................      176       112        4
                                                   --------  --------  -------
      Total tax (benefit) provision............... $(19,800) $ (9,992) $   273
                                                   ========  ========  =======

  A portion of the Company's deferred tax assets are reserved through the establishment of a tax valuation allowance. The valuation allowance was originally recorded upon consideration of the operating losses incurred during the 1990-1992 fiscal years and related uncertainty associated with realization of the tax benefit of operating loss carryforwards, which is ultimately dependent upon the generation of future earnings by the Company. The net tax assets recorded consider amounts recoverable from carrying back operating losses to prior years, amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

  In fiscal 1995, 1994 and 1993, $.8 million, $3.4 million and $2.5 million, respectively, of the valuation allowance offsetting the deferred tax asset associated with pre-tax income for financial reporting, was reversed. The Company reevaluated its deferred income tax asset and reversed additional valuation allowance related to this asset of $19.8 million and $10.0 million in the fourth quarters of 1995 and 1994, respectively. The valuation allowance offsetting the deferred tax asset will continue to be evaluated in future periods.

  At November 30, 1994, the Company had a net deferred tax asset of $16.4 million comprised of deferred tax assets of $92.9 million less deferred tax liabilities aggregating $21.0 million and a $55.5 million valuation allowance. The principal deferred tax assets included $5.5 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes), operating loss carryforwards of $64.4 million, alternative minimum tax credit carryforwards

("AMT") of $4.7 million, and $17.5 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes. Deferred tax liabilities included excess tax over book depreciation of $4.0 million and $7.4 million related to employee benefits, principally pensions.

  At November 30, 1995, the Company had a net deferred tax asset of $35.7 million comprised of deferred tax assets of $94.0 million less deferred tax liabilities aggregating $23.4 million and a $34.9 million valuation allowance. The principal deferred tax assets included $4.3 million attributable to TRA items, operating loss carryforwards of $65.0 million, AMT credit carryforwards of $4.8 million, and $19.4 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes. Deferred tax liabilities included excess tax over book depreciation of $2.4 million and $10.2 million related to employee benefits, principally pensions.

  As of November 30, 1995, the Company had approximately $186 million of tax operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards expire from 2007 to 2010. Foreign tax credit carryforwards of $.4 million are also available, which expire in 1996. The $4.8 million of AMT tax credit carryforwards can be carried forward indefinitely.

LEASES

  The Company and its subsidiaries lease office, manufacturing, warehouse/distribution, showroom and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

  At November 30, 1995, total minimum rentals under noncancellable operating leases are as follows (000's omitted):

             YEARS                             AMOUNT
             -----                             -------
             1996............................. $ 6,109
             1997.............................   5,610
             1998.............................   4,866
             1999.............................   4,559
             2000.............................   3,499
             Thereafter.......................   8,748
                                               -------
             Total minimum rentals due........ $33,391
                                               =======

  Rental expense for continuing operations, including rentals under short term leases, comprised the following (000's omitted):

                                                       1995     1994     1993
                                                      -------  -------  -------
      Minimum rentals................................ $11,679  $13,212  $12,962
      Sublease income................................    (577)    (409)    (570)
                                                      -------  -------  -------
      Total rental expense........................... $11,102  $12,803  $12,392
                                                      =======  =======  =======

  Most leases provide for additional payments of real estate taxes, insurance, and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments, as part of the minimum rentals.

EMPLOYEE BENEFITS

 Pension Plans

  The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company, covering most of its union employees.

The contribution rate of applicable payroll is based on the actuarially recommended amount necessary to fund the costs of the benefits. Pension costs relating to multi-employer plans for continuing operations were approximately $8.5 million in 1995, $8.7 million in 1994 and $7.6 million in 1993. The Multi-Employer Pension Plan Amendment Act of 1980 ("the Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans. The present value of accumulated benefits of one multi-employer plan is substantially in excess of the plan assets available for such benefits; if current actuarial assumptions are realized, including those relating to contractions in contributions by participating employers, the ratio of assets to liabilities would increase so that plan assets would eventually be sufficient to cover the accumulated benefit obligation. Under the provisions of the Act, if the plan terminates or the Company withdraws from the plan prior to the achievement of a fully funded status, the Company could be subject to a substantial withdrawal liability, as defined.

  The principal Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees. Certain of the Company's subsidiaries have other defined benefit and contribution plans, in which the aggregate expense was nominal in 1995, 1994 and 1993. Under the principal pension plan, retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on an unfunded basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years.

  It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. Such contributions are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future.

  Pension data covering the principal plan for the three years ended November 30, 1995 included the following components in accordance with Statement of Financial Accounting Standards No. 87--Employers' Accounting for Pensions (000's omitted):

                                                     1995     1994     1993
                                                   --------  -------  -------
      Service cost--benefits earned during the
       period..................................... $ (3,250) $(4,309) $(4,150)
      Interest cost on projected benefit
       obligation.................................   (7,851)  (7,467)  (7,607)
      Return on plan assets.......................   33,058     (179)  17,452
      Net amortization and deferral...............  (18,534)  15,376   (3,235)
                                                   --------  -------  -------
      Net periodic pension income................. $  3,423  $ 3,421  $ 2,460
                                                   ========  =======  =======

  The above amounts are prior to consideration of the periodic pension expense related to the benefits provided on an unfunded basis of $.9 million in 1995, $1.5 million in 1994, and $.6 million in 1993.

  The Company sold its Kuppenheimer business in July 1995 and the accrual of further pension benefits related to Kuppenheimer employees ceased as of the sale date. This event qualified as a curtailment under the provisions of Statement of Financial Accounting Standards No. 88. The projected benefit obligation exceeded the accumulated benefit obligation for employees of Kuppenheimer and, accordingly, a pre-tax pension gain of $1.5 million was recorded and included in the determination of the loss on sale of discontinued operation.

  Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 1995, the plan assets included 519,612 shares of the Company's stock with a market value of $2.3 million.

  The following sets forth the funded status of the principal pension plan at November 30 (000's omitted):

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
      Actuarial present value of benefit obligations:
        Vested benefits.................................. $ (98,213) $ (90,790)
        Non-vested benefits..............................      (418)      (606)
                                                          ---------  ---------
        Accumulated benefit obligation...................   (98,631)   (91,396)
        Effect of projected future compensation levels...   (12,499)   (10,867)
                                                          ---------  ---------
      Projected benefit obligation.......................  (111,130)  (102,263)
        Plan assets, at fair value.......................   153,053    127,522
                                                          ---------  ---------
        Plan assets in excess of projected benefit
         obligation......................................    41,923     25,259
        Unrecognized net (gain) loss.....................   (12,568)     2,998
        Unrecognized prior service cost..................    (1,044)    (1,389)
        Unrecognized net transition asset................      (364)    (3,817)
                                                          ---------  ---------
          Prepaid pension cost........................... $  27,947  $  23,051
                                                          =========  =========

  The weighted average discount rate used in determining the projected benefit obligation was 7.25% in 1995 and 8% in 1994. The assumed rate of increase in future compensation levels was 5.5% in 1995 and 1994, and the expected long term rate of return on the Company sponsored plan assets was 8.75% in 1995 and 1994.

 Savings Investment and Employee Stock Ownership Plans

  The Company offers a qualified defined contribution plan, the Hartmarx Savings-Investment Plan ("SIP"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Employees participating in this plan automatically participate in the ESOP. Participation in SIP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made through the ESOP, based on the employee's level of participation, and invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. The employer contribution is one-fourth of the first 1% contributed by the employee plus one-twentieth thereafter. The Company's expense related to the ESOP is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated ESOP shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense, which approximates the Company's annual contributions, was $2.1 million in 1995, $2.3 million in 1994 and $2.2 million in 1993. At November 30, 1995, the assets of SIP and ESOP funds had a market value of approximately $37.4 million, of which approximately $9.8 million was invested in 2,167,085 shares of the Company's common stock.

  In 1995, the Company adopted Emerging Issues Task Force 93-6 relating to ESOP accounting. Adoption of this statement had no material effect on either net income or shareholders' equity.

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

STOCK PURCHASE RIGHTS

  A dividend of one Right per common share was distributed to stockholders of record January 31, 1986, and effective July 12, 1989, September 20, 1992 and December 30, 1992, the Agreement governing the Rights was amended. Each common share, adjusted for the May, 1986 3-for-2 stock split, represents .6667 Right. Each Right, expiring January 31, 1996, represents a right to buy from the Company 1/100th of a share of Series B Junior Participating Preferred Stock, $1.00 par value, at a price of $120. This dividend distribution of the Rights was not taxable to the Company or its stockholders.

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

  Generally, Rights may be redeemed for $.05 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. In connection with the December 1992 sale of 5.7 million shares of common stock and three year warrant to purchase an additional 1.6 million shares ("Stock Sale"), the Agreement governing the Rights was amended to exclude the Stock Sale from qualifying as an event which would give rise to the distribution or exercisability of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

  On December 6, 1995, the Company's Board of Directors approved a new Stockholder Rights Plan, declaring a dividend of one new Right for each outstanding share of Common Stock, to be effective upon the expiration of the existing Rights on January 31, 1996. The new Rights, which have a ten-year term, represent a Right to purchase from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock, $1.00 par value, at a price of $25 per Right. As in the current plan, Rights would not be distributed unless a person or group acquires or announces an offer that would result in acquiring 15 percent or more of the Company's common shares. Other provisions of the new Rights Plan are similar to the current plan as described above, except that the redemption price has been changed to $.01 per Right and certain constraints on the Board's amendment powers have been eliminated.

STOCK OPTION PLANS AND RESTRICTED STOCK

  The Company has in effect stock option plans under which officers, key employees and directors may be granted options to purchase the Company's common stock at prices equal or exceeding the fair market value at date of grant. Generally, options under the 1982 and 1985 Stock Option Plans are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after date of grant for participants employed by the Company for at least five years. Options granted under the 1988 Stock Option Plan have exercise provisions similar to the other plans, although some grants become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date. No additional grants may be made under the 1982 and 1985 Plans, and no additional grants will be made under the 1988 Plan. Following the stockholder adoption of the 1995 Incentive Stock Plan ("1995 Plan"), shares covered by grants or awards under the terms of the 1982, 1985 or 1988 Plans which terminate, lapse or are forfeited on or after April 13, 1995, will be added to the aggregate number of shares authorized under the 1995 Plan and will be made available for grants under the 1995 Plan. Options granted under the 1995 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations or exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors. Under certain circumstances, the vesting may be accelerated under options granted under the various plans.

  The 1988 Plan and the 1995 Plan also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder a combination of stock and cash equal to the gain in market price from the grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash; the cash payment under the 1995 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. The 1995 Plan provides for the discretionary grant of restricted stock awards which allows the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

  The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for an annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares to be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus one dollar and the exercise price is $1. Each non-employee director is also eligible for an annual grant of a Director Deferred Stock Award ("DDSA") equal to 150 DDSA units, with a unit equal to one share of the Company's common stock; DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. During fiscal 1995, 66,963 DSO and DDSA were granted, and 3,837 DSO were exercised. At November 30, 1995, 270,374 DSO and DDSA were outstanding and 258,037 shares were available for future DSO and DDSA. At November 30, 1994, 207,248 DSO and DDSA under the 1988 Plan were outstanding.

  Stock options outstanding at November 30, 1995 included 100,722 shares granted in tandem with stock appreciation rights. Options for 1,191,724 shares were exercisable at November 30, 1995 at prices ranging from $5.25 to $30.81. At November 30, 1995, 2,264,168 shares were reserved for options outstanding and 701,563 shares were available for future stock options and/or restricted stock awards (7,358 at November 30, 1994).

  Information regarding stock option activity for the three years ended November 30, 1995 is as follows:

                                                      NUMBER OF
                                                       SHARES    PRICE PER SHARE
                                                      ---------  ---------------
      Balance at November 30, 1992                      888,441  $5.25 to $30.81
        Granted......................................   368,000  $6.88 to $7.06
        Expired or terminated........................  (230,650) $5.25 to $30.81
                                                      ---------
      Balance at November 30, 1993................... 1,025,791  $5.25 to $30.81
        Granted......................................   467,700  $5.56 to $6.81
        Exercised....................................      (829) $5.25
        Expired or terminated........................   (40,862) $5.25 to $30.25
                                                      ---------
      Balance at November 30, 1994................... 1,451,800  $5.25 to $30.81
        Granted......................................   994,500  $5.25
        Expired or terminated........................  (182,132) $5.25 to $30.81
                                                      ---------
      Balance at November 30, 1995................... 2,264,168  $5.25 to $30.81
                                                      =========

LEGAL PROCEEDINGS

  The Company is involved in certain litigation as described in "Item 3--Legal Proceedings". The Company believes that it has meritorious defenses to the action against the Company referred to under such caption and that such action will not have a material adverse effect on the Company's financial condition.

OPERATING SEGMENT INFORMATION

  The Company is engaged in the business of manufacturing and marketing of men's and women's apparel. The Company's businesses currently consist of the following groups: Men's Apparel Group, which designs, manufactures and markets tailored clothing, slacks and sportswear to retailers for resale to consumers; and Women's Apparel Group, comprised of International Women's Apparel, which markets women's career apparel and sportswear to department and specialty stores, and Barrie Pace, a direct mail catalog marketer of apparel and accessories. The largest customer represented approximately 16% and 14% of consolidated sales in 1995 and 1994, respectively. The Kuppenheimer business was sold in July 1995 and is reflected in the accompanying statement of earnings as a discontinued operation.

  Information on the Company's operations for the three years ended November 30, 1995 is summarized as follows (in millions):

                                                              1995
                                                 -------------------------------
                                                  MEN'S  WOMEN'S
                                                 APPAREL APPAREL
                                                  GROUP   GROUP   ADJ.   CONSOL.
                                                 ------- ------- ------  -------
      Sales..................................... $547.1   $48.2  $  --   $595.3
      Earnings (loss) before taxes..............   32.1    (1.3)  (29.2)    1.6
      Gross assets at year end..................  294.0    19.5    63.1   376.6
      Depreciation and amortization.............    7.7     0.6     0.3     8.6
      Property additions........................    7.5     0.1     0.8     8.4
                                                              1994
                                                 -------------------------------
                                                  MEN'S  WOMEN'S
                                                 APPAREL APPAREL
                                                  GROUP   GROUP   ADJ.   CONSOL.
                                                 ------- ------- ------  -------
      Sales..................................... $569.6   $52.2  $  --   $621.8
      Earnings (loss) before taxes..............   46.3    (4.1)  (33.1)    9.1
      Gross assets at year end..................  294.0    25.1    73.1   392.2
      Depreciation and amortization.............    8.6      .6     0.2     9.4
      Property additions........................    5.2      .2     1.7     7.1
                                                              1993
                                                 -------------------------------
                                                  MEN'S  WOMEN'S
                                                 APPAREL APPAREL
                                                  GROUP   GROUP   ADJ.   CONSOL.
                                                 ------- ------- ------  -------
      Sales..................................... $553.9   $52.2  $  --   $606.1
      Earnings (loss) before taxes..............   43.2    (2.9)  (32.6)    7.7
      Gross assets at year end..................  293.7    31.2    80.2   405.1
      Depreciation and amortization.............    8.8      .7     0.1     9.6
      Property additions........................    5.2      .2      .5     5.9

  Men's Apparel Group 1993 sales include $4.6 million related to businesses subsequently sold or discontinued.

  Operating expenses incurred by the Company in generating sales are charged against the respective segment's sales; indirect operating expenses are allocated to the segments benefited. Segment results exclude any allocation of general corporate expense, interest expense or income taxes.

  Amounts included in the "adjustment" column for earnings before taxes consist of interest expense for continuing operations and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, corporate properties, investments and other assets, and gross assets related to Kuppenheimer at November 30, 1994 and 1993. Adjustments of depreciation and amortization and net property additions are for corporate properties and property additions related to Kuppenheimer for 1994 and 1993.

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

  Selected quarterly financial and common share information for each of the four quarters in fiscal 1995 and 1994 is as follows (000's omitted):

                                         FIRST      SECOND    THIRD     FOURTH
      1995                              QUARTER   QUARTER(1) QUARTER   QUARTER
      ----                              --------  ---------- --------  --------
      Sales............................ $149,283   $135,029  $166,659  $144,301
      Gross profit.....................   36,707     33,169    39,203    38,779
      Net earnings (loss) before
       discontinued operation..........       58     (2,990)    2,175    22,187
      Net earnings (loss)..............      135    (21,350)    2,175    22,187
      Earnings (loss) per share:
        continuing operations..........      --        (.09)      .07       .68
        discontinued operation.........      --        (.56)      --        --
        net............................      --        (.65)      .07       .68
      1994
      ----
      Sales............................ $148,544   $138,078  $177,358  $157,867
      Gross profit.....................   35,692     35,296    44,024    47,540
      Net earnings (loss) before
       discontinued operation and
       extraordinary charge............   (1,866)    (4,051)    4,481    20,549
      Net earnings (loss) before
       extraordinary charge............     (720)    (3,120)    3,515    20,335
      Net earnings (loss)..............     (720)    (6,982)    3,515    20,335
      Earnings (loss) per share:
        continuing operations..........     (.05)      (.13)      .14       .63
        discontinued operation.........      .03        .03      (.03)      --
        before extraordinary charge....     (.02)      (.10)      .11       .63
        after extraordinary charge.....     (.02)      (.22)      .11       .63

--------
(1) The second quarter of 1995 includes a loss of $18.3 million or $.56 per share related to the disposition of Kuppenheimer.
  The second quarter of 1994 includes a $3.9 million or $.12 per share extraordinary charge related to early extinguishment of debt.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information contained under the caption "Information About Nominees For Directors" on pages 2 to 6 of the Proxy Statement for the 1996 Annual Meeting is incorporated herein by reference.

  Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Form 10-K Annual Report.

ITEM 11--EXECUTIVE COMPENSATION

  Information contained under the caption "Executive Officer Compensation" on pages 7 to 11 and "Information about Nominees for Directors" on pages 2 to 6 of the Proxy Statement for the 1996 Annual Meeting is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information contained in the Proxy Statement for the 1996 Annual Meeting under the captions "Information About Nominees for Directors" on pages 2 to 6 and "Ownership of Common Stock" on pages 15 to 16 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information contained in the Proxy Statement for the 1996 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 6 is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

    Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 13 are filed as part of this Annual Report.

  (a)(2) Financial Statement Schedules

    Financial Statement Schedules for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 13 are filed as part of this Annual Report.

                                                                            PAGE
                                                                            ----
  Consent of Independent Accountants....................................... F-1
  (a)(3) Index to Exhibits.................................................  33

  (b) Reports on Form 8-K

    Registrant did not file any reports on Form 8-K during the quarter ended November 30, 1995.

                              HARTMARX CORPORATION

                               INDEX TO EXHIBITS

      EXHIBIT
      NO. AND
     APPLICABLE
     SECTION OF
       601 OF
     REGULATION
        S-K
     ----------
      *3-A      Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K
                for the year ended November 30, 1993), (1).
      *3-A-1    Certificate of Amendment for increase in authorized shares of
                Common Stock (Exhibit 3-A-2 to Form 10-K for the year ended
                November 30, 1993), (1).
      *3-A-2    Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General
                Corporation Law (S)102(b)(7) (Exhibit 3-A-3 to Form 10-K for
                the year ended November 30, 1993), (1).
       3-A-3    Certificate of Designation, Preferences and Rights of Series A
                Junior Participating Preferred Stock.
       3-B      By-laws of the Company, as amended to the date hereof.
      *4-A      Rights Agreement, dated as of December 6, 1995, between the
                Company and First Chicago Trust Company of New York, as Rights
                Agent, which includes as Exhibit A the Certificate of
                Designation, Preferences and Rights of Series A Junior
                Participating Preferred Stock and as Exhibit B the form of
                Rights Certificate (Exhibit 4.1 to Form 8-K filed December 29,
                1995), (1).
      *4-B      Indenture, dated as of March 15, 1994, between the Company and
                Bank One Wisconsin Trust Company, N.A., Trustee, relating to the 10 7/8% Senior Subordinated Notes due 2002 of Hartmarx
                Corporation (Exhibit 4-D to Form 10-Q for the quarter ended
                February 28, 1994), (1).
       4-B-1    Instrument of Resignation, Appointment and Acceptance, dated
                July 31, 1995, accepting the resignation of Bank One Wisconsin
                Trust Company, N.A. and appointing Bank One Columbus, N.A. as successor Paying Agent, Registrar and Trustee under the
                Indenture.
      *4-C      Credit Agreement, dated as of March 23, 1994, among the
                Company, the Lenders listed therein and General Electric
                Capital Corporation, as Managing Agent and Collateral Agent
                (Exhibit 4-E to Form 10-Q for the quarter ended February 28,
                1994), (1).
      *4-C-1    Amendment No. 1 dated August 26, 1994 to the Credit Agreement
                (Exhibit 4-E-1 to Form 10-Q for the quarter ended August 31,
                1994), (1).
      *4-C-2    Amendment No. 2 dated March 20, 1995 to the Credit Agreement
                (Exhibit 4-E-2 to Form 10-Q for the quarter ended May 31,
                1995), (1).
      *4-C-3    Amendment No. 3 dated July 6, 1995 to the Credit Agreement
                (Exhibit 4-E-3 to Form 10-Q for the quarter ended May 31,
                1995), (1).
       4-C-4    Amendment No. 4 dated November 30, 1995 to the Credit
                Agreement.
       4-C-5    Amendment No. 5 dated January 30, 1996 to the Credit Agreement.
      *9-A      Stockholders Agreement, dated as of September 20, 1992, between the Company and Traco International, N.V. (Exhibit 9-A to Form
                10-K for the year ended November 30, 1992), (1).
       9-A-1    Amendment to Stockholders Agreement, dated as of December 30,
                1992.
     *10-A      1995 Incentive Stock Plan (Exhibit A to Proxy Statement of the
                Company relating to the 1995 Annual Meeting), (1). **

     *10-A-1   1995 Stock Plan for Non-Employee Directors (Exhibit B to
               Proxy Statement of the Company relating to the 1995 Annual
               Meeting), (1). **
     *10-B     Description of Hartmarx Management Incentive Plan
               (Information to be included under the caption "REPORT OF
               THE COMPENSATION AND STOCK OPTION COMMITTEE--Executive
               Compensation Program--Short-Term Incentives" on page 13 in the Proxy Statement of the Company relating to the 1996
               Annual Meeting), (1). **
     *10-C     Description of Hartmarx Long Term Incentive Plan
               (Information to be included under the caption "REPORT OF
               THE COMPENSATION AND STOCK OPTION COMMITTEE--Executive
               Compensation Program--Long-Term Incentives" on page 13 in
               the Proxy Statement of the Company relating to the 1996
               Annual Meeting), (1). **
     *10-D-1   Form of Deferred Compensation Agreement, as amended,
               between the Company and Directors Abboud, Baldrige,
               Farley, Jacobs, Marshall and Segnar (Exhibit 10-D-1 to
               Form 10-K for the year ended November 30, 1993), (1).**
     *10-D-2   Form of First Amendment to Director Deferred Compensation
               Agreement between the Company and Directors Abboud,
               Baldrige, Farley, Jacobs, Marshall and Segnar (Exhibit 10-
               D-2 to Form 10-K for the year ended November 30, 1994),
               (1). **
     *10-E-1   Form of Deferred Compensation Agreement, as amended,
               between the Company and Messrs. Hand, Patel, Morgan and
               Brenner (Exhibit 10-E-1 to Form 10-K for the year ended
               November 30, 1993), (1). **
     *10-E-2   Form of First Amendment to Executive Deferred Compensation
               Agreement between the Company and Messrs. Hand, Patel,
               Morgan and Brenner (Exhibit 10-E-2 to Form 10-K for the
               year ended November 30, 1994), (1). **
     *10-F-1   Employment Agreement between the Company and Elbert O.
               Hand (Exhibit 10-F-1 to
               Form 10-K for the year ended November 30, 1992), (1). **
     *10-F-2   Employment Agreement between the Company and Homi B. Patel
               (Exhibit 10-F-2 to
               Form 10-K for the year ended November 30, 1992), (1). **
     *10-F-3   Employment Agreement between the Company and Carey M.
               Stein (Exhibit 10-F-3 to
               Form 10-K for the year ended November 30, 1992), (1). **
     *10-F-4   Employment Agreement between the Company and Wallace L.
               Rueckel. (Exhibit 10-F-7 to Form 10-K for the year ended
               November 30, 1993), (1). **
     *10-F-5   Employment Agreement between the Company and Mary D. Allen
               (Exhibit 10-F-8 to
               Form 10-K for the year ended November 30, 1994), (1). **
      10-F-6   Employment Agreement between the Company and Glenn R.
               Morgan. **
     *10-G-1   Form of Severance Agreement between the Company and
               Executive Officers Frank A. Brenner and James E. Condon
               (Exhibit 10-F-5 to Form 10-K for the year ended November
               30, 1993), (1). **
     *10-G-2   Form of Amendment to Severance Agreement between the
               Company and Executive Officers Frank A. Brenner and James
               E. Condon (Exhibit 10-F-6 to Form 10-K for the year ended
               November 30, 1994), (1). **
     *10-H     Form of Indemnity Agreement between the Company and
               Directors Abboud, Bakhsh, Baldrige, Cole, Farley, Hand,
               Jacobs, Marsh, Marshall, Othman, Patel, Rohlfs, Scott and
               Segnar (Exhibit 10-G-1 to Form 10-K for the year ended
               November 30, 1993), (1). **
      10-I     Deferred Compensation Plan effective January 1, 1996. **
     *10-J     Stock Purchase Agreement, dated as of May 8, 1995, among
               the Company, Kupp Acquisition Corp. and Kuppenheimer
               Manufacturing Company, Inc. (Exhibit 2 to Form 8-K filed
               August 11, 1995), (1). **

      12       Statement of Computation Ratios.
      21       Subsidiaries of the Registrant.
      23       Consent of Independent Accountants included on page F-1 of this Form 10-K.
      24       Powers of Attorney, as indicated on page 36 of this Form
               10-K.
      27       Financial Data Schedules.
      99       Forward Looking Statements.

--------
   * Exhibits incorporated herein by reference. (1) File No. 1-8501 **Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                             Hartmarx Corporation
                                 (Registrant)

  /s/ Glenn R. Morgan                           /s/ Mary D. Allen
By: _________________________________     and By: _____________________________
  Glenn R. Morgan                               Mary D. Allen
  Executive Vice President and                  Executive Vice President,
  Chief Financial Officer                       Secretary and General Counsel

Date: February 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           Elbert O. Hand*                           Homi B. Patel*
-------------------------------------     -------------------------------------
           Elbert O. Hand                             Homi B. Patel
      Chairman, Chief Executive                President, Chief Operating
          Officer, Director                         Officer, Director


          A. Robert Abboud*                         Charles Marshall*
-------------------------------------     -------------------------------------
     A. Robert Abboud, Director                Charles Marshall, Director


         Samawal A. Bakhsh*                         Talat M. Othman*
-------------------------------------     -------------------------------------
     Samawal A. Bakhsh, Director                Talat M. Othman, Director


          Letitia Baldrige*                        Michael B. Rohlfs*
-------------------------------------     -------------------------------------
     Letitia Baldrige, Director                Michael B. Rohlfs, Director


          Jeffrey A. Cole*                          Stuart L. Scott*
-------------------------------------     -------------------------------------
      Jeffrey A. Cole, Director                 Stuart L. Scott, Director


         Raymond F. Farley*                          Sam F. Segnar*
-------------------------------------     -------------------------------------
     Raymond F. Farley, Director                 Sam F. Segnar, Director


          Donald P. Jacobs*                         Glenn R. Morgan*
-------------------------------------     -------------------------------------
     Donald P. Jacobs, Director                      Glenn R. Morgan

                                                Executive Vice President,
           Miles L. Marsh*                       Chief Financial Officer
-------------------------------------

      Miles L. Marsh, Director                       Andrew A. Zahr

                                          -------------------------------------
         /s/ Glenn R. Morgan                         Andrew A. Zahr
By: _________________________________                Controller and
           Glenn R. Morgan                    Principal Accounting Officer

          /s/ Mary D. Allen
By: _________________________________
            Mary D. Allen

--------
   *Pursuant to Power of Attorney

Date: February 27, 1996

                             HARTMARX CORPORATION

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

           FOR FISCAL YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
                                (000'S OMITTED)

                                              RESERVE FOR DOUBTFUL ACCOUNTS
                                              FISCAL YEAR ENDED NOVEMBER 30,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Balance at beginning of year................ $    7,368  $    9,914  $   16,022
Charged to costs and expenses...............      2,783       2,591       3,868
Deductions from reserves (1)................     (2,231)     (5,137)     (9,976)
                                             ----------  ----------  ----------
Balance at end of year...................... $    7,920  $    7,368  $    9,914
                                             ==========  ==========  ==========

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Commission File Nos. 33-58653 and 33-42202) of Hartmarx Corporation of our report dated January 9, 1996 appearing on page 14 of this Form 10-K.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 26, 1996