Form 10-Q
period 1996-02-29
HARTMARX CORP/DE
filed 1996-04-12
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  X                 OF THE SECURITIES EXCHANGE ACT OF 1934
- -----

                  For quarterly period ended February 29, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
_____               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                              HARTMARX CORPORATION
                              --------------------

             (Exact name of registrant as specified in its charter)


           DELAWARE                                    36-3217140
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


         101 NORTH WACKER DRIVE
           CHICAGO, ILLINOIS                            60606
         ----------------------                         -----
(Address of principal executive offices)              (Zip Code)


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

                                                     Yes    X       No _______
                                                          -----


At March 31, 1996 there were 32,956,048 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                Consolidated Statement of Earnings for the
                three months ended February 29, 1996 and
                February 28, 1995.                                         3

                Consolidated Balance Sheet as of February 29,
                1996, November 30, 1995 and February 28, 1995.             4

                Condensed Consolidated Statement of Cash Flows
                for the three months ended February 29, 1996
                and February 28, 1995.                                     6

                Notes to Consolidated Financial Statements.                7


       ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.             9



PART II - OTHER INFORMATION


       ITEM 6.  Exhibits and Reports on Form 8-K                          11



SIGNATURES                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)


                                                           Three Months Ended
                                                 --------------------------------------
                                                 February 29, 1996    February 28, 1995
                                                 -----------------    -----------------
Net sales                                            $150,859             $149,283
Licensing and other income                              1,214                1,296
                                                     --------             --------
                                                      152,073              150,579
                                                     --------             --------
Cost of goods sold                                    116,985              112,576
Selling, general and administrative expenses           33,407               32,947
                                                     --------             --------
                                                      150,392              145,523
                                                     --------             --------
Earnings before interest, taxes, discontinued
  operation and extraordinary gain                      1,681                5,056
Interest expense                                        4,251                4,964
                                                     --------             --------

Earnings (loss) before taxes, discontinued
  operation and extraordinary gain                     (2,570)                  92
Tax (provision) benefit                                   975                  (35)
                                                     --------             --------

Earnings (loss) before discontinued operation
  and extraordinary gain                               (1,595)                  57

Discontinued operation:
  Operating earnings, net of tax                            -                   78
                                                     --------             --------

Earnings (loss) before extraordinary gain              (1,595)                 135
Extraordinary gain, net of tax                            661                    -
                                                     --------             --------
Net earnings (loss) for the period                   $   (934)            $    135
                                                     ========             ========

Earnings (loss) per share:
  Continuing operations                                 $(.05)               $   -
  Discontinued operation                                    -                    -
                                                        -----                -----
  Before extraordinary gain                             $(.05)               $   -
                                                        =====                =====
  After extraordinary gain                              $(.03)               $   -
                                                        =====                =====

Dividends per common share                              $   -                $   -
                                                        =====                =====

Average number of common shares
  and common share equivalents                         32,837               32,543
                                                     ========             ========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000'S OMITTED)


                                              Feb. 29,  Nov. 30,  Feb. 28,
                                                1996      1995      1995
                                              --------  --------  --------
CURRENT ASSETS

  Cash and cash equivalents                   $    632  $  5,700  $  1,820
  Accounts receivable, less allowance
     of $9,205, $7,920 and $7,880
     for doubtful accounts                     142,680   108,486   135,425
  Inventories                                  141,655   154,898   178,331
  Prepaid expenses                               5,811     3,471     7,783
  Recoverable and deferred income taxes          5,154     6,938     4,767
                                              --------  --------  --------

     Total current assets                      295,932   279,493   328,126
                                              --------  --------  --------


INVESTMENTS AND OTHER ASSETS                    21,597    21,438    16,026
                                              --------  --------  --------


DEFERRED INCOME TAXES                           31,081    31,081    11,817
                                              --------  --------  --------


PROPERTIES

  Land                                           2,626      2,626      3,852
  Buildings and building improvements           47,358     47,837     58,095
  Furniture, fixtures and equipment            100,203     98,626    112,129
  Leasehold improvements                        18,471     18,963     27,700
                                              --------   --------   --------
                                               168,658    168,052    201,776
  Accumulated depreciation and amortization   (124,638)  (123,428)  (151,607)
                                              --------   --------   --------
     Net properties                             44,020     44,624     50,169
                                              --------   --------   --------

TOTAL ASSETS                                  $392,630   $376,636   $406,138
                                              ========   ========   ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)


                                                    Feb. 29,    Nov. 30,   Feb. 28,
                                                      1996        1995       1995
                                                    --------    --------   --------
CURRENT LIABILITIES

  Notes payable                                     $ 10,000    $ 10,000   $ 20,000
  Current maturities of long term debt                   447         497        663
  Accounts payable and accrued expenses               67,024      78,867     70,339
                                                    --------    --------   --------

     Total current liabilities                        77,471      89,364     91,002
                                                    --------    --------   --------

LONG TERM DEBT, less current maturities              180,707     152,781    185,793
                                                    --------    --------   --------


SHAREHOLDERS' EQUITY

  Preferred shares, $1 par value;
     2,500,000 authorized and unissued                     -           -          -
  Common shares, $2.50 par value; authorized
     75,000,000; issued 32,939,539 in February 1996,
     32,759,797 in November 1995 and
     32,565,139 in February 1995.                     82,349      81,899     81,413
  Capital surplus                                     76,801      76,771     76,294
  Retained earnings (deficit)                        (15,018)    (14,084)   (17,096)
  Unearned employee benefits                          (9,680)    (10,095)   (11,268)
                                                    --------    --------   --------
     Total shareholders' equity                      134,452     134,491    129,343
                                                    --------    --------   --------


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $392,630    $376,636   $406,138
                                                    ========    ========   ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                                     Three Months Ended
                                                           --------------------------------------
                                                           February 29, 1996    February 28, 1995
                                                           -------------------  -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss), including discontinued operation
     and extraordinary gain                                     $   (934)           $    135
  Extraordinary gain, net of tax provision                          (661)                  -
  Reconciling items to adjust net earnings (loss)
    to net cash used in operating activities:
      Depreciation and amortization                                2,405               3,120
      Changes in:
       Receivables, inventories and prepaids                     (23,291)            (16,925)
       Other assets                                                  490                 (63)
       Accounts payable and accrued expenses                     (11,843)             (5,710)
       Taxes and deferred taxes                                    1,784                 231
                                                                --------            --------
Net cash used in operating activities                            (32,050)            (19,212)
                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (1,769)             (1,282)
                                                                --------            --------
Net cash used in investing activities                             (1,769)             (1,282)
                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                       36,553              18,800
  Purchase of $10 million principal amount of
     10 7/8% Senior Subordinated Debentures                       (8,590)                  -
  Decrease in other long term debt                                  (107)               (150)
  Proceeds from other equity transactions                            895                 841
                                                                --------            --------
Net cash provided by financing activities                         28,751              19,491
                                                                --------            --------

Net decrease in cash and cash equivalents                         (5,068)             (1,003)
Cash and cash equivalents at beginning of period                   5,700               2,823
                                                                --------            --------
Cash and cash equivalents at end of period                      $    632            $  1,820
                                                                ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Net cash paid (received) during period for:
     Interest expense                                           $  7,300            $  7,700
     Income taxes                                                 (2,400)               (300)

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1995. Certain prior year amounts have been reclassified to conform to the presentation in the current period. As further described in Note 5, the results of operations in the first quarter of 1995 relating to Kuppenheimer, a business segment sold in July 1995, have been reclassified as a discontinued operation.



NOTE 2

The calculation of earnings (loss) per share for each period is computed based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.



NOTE 3

Long-term debt comprised the following (000's omitted):

                                               Feb. 29,  Nov. 30,  Feb. 28,
                                                 1996      1995      1995
                                               --------  --------  --------

     Notes payable                             $ 83,500  $ 45,590  $ 85,700
     10 7/8% Senior Subordinated Notes, net      89,543    99,470    99,405
     Industrial development bonds                17,805    17,853    20,594
     Other debt                                     306       365       757
                                               --------  --------  --------
                                                191,154   163,278   206,456
     Less - current                              10,447    10,497    20,663
                                               --------  --------  --------
     Long term debt                            $180,707  $152,781  $185,793
                                               ========  ========  ========

During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Credit Facility amendments in July 1995, November 1995 and January 1996, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment of certain covenants and the extension of the term from March 1997 to July 2000. The Credit Facility contains various restrictive covenants pertaining to minimum net worth, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with the above noted covenants.

During the first quarter of 1996, the Company purchased $10 million face value of its Notes at a discount, resulting in an extraordinary gain, net of $.4 million tax provision, of $.7 million or $.02 per share.

NOTE 4

Inventories at each date consisted of (000's omitted):

                        Feb. 29,  Nov. 30,  Feb. 28,
                          1996      1995      1995
                        --------  --------  --------

     Raw materials      $ 40,128  $ 39,617  $ 44,410
     Work-in-process      21,300    21,687    27,132
     Finished goods       80,227    93,594   106,789
                        --------  --------  --------
                        $141,655  $154,898  $178,331
                        ========  ========  ========

Inventories are stated at the lower of cost or market. At February 29, 1996, November 30, 1995 and February 28, 1995, approximately 39%, 42% and 37% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

NOTE 5

On July 27, 1995, the Company sold the capital stock of Kuppenheimer, its vertically integrated factory direct-to-consumer business; Kuppenheimer's results of operations for the period ended February 28, 1995, net of tax provision, have been reclassified as a discontinued operation in the accompanying Consolidated Statement of Earnings.

                              HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

November 30, 1995 to February 29, 1996
- --------------------------------------

Since November 30, 1995, net accounts receivable increased $34.2 million or 31.5% to $142.7 million, reflecting the normal seasonal increase from tailored clothing shipments in the Men's Apparel Group. The allowance for doubtful accounts was $9.2 million compared to $7.9 million; the increase reflected increased credit exposure of certain customers. Inventories of $141.7 million declined $13.2 million or 8.5%, principally due to seasonal shipments of tailored clothing in the Men's Apparel Group. Net properties decreased $.6 million to $44.0 million reflecting depreciation expense exceeding capital additions. Total debt, including current maturities, increased $27.9 million to $191.2 million, reflecting normal seasonal working capital requirements, and represented 58.7% of total capitalization compared to 54.8% at November 30, 1995.

February 28, 1995 to February 29, 1996
- --------------------------------------

Net accounts receivable of $142.7 million increased $7.3 million from the higher first quarter sales and pre-petition balances due from customers currently operating in bankruptcy as debtors-in-possession. The allowance for doubtful accounts increased to $9.2 million representing 6.1% of gross receivables compared to $7.9 million and 5.5%, respectively, at February 28, 1995. Inventories of $141.7 million decreased $36.7 million principally related to the disposition of Kuppenheimer. Net properties of $44.0 million declined $6.1 million, primarily reflecting the disposition of Kuppenheimer and depreciation expense exceeding capital additions. Total debt of $191.2 million decreased $15.3 million and represented 58.7% of total capitalization compared to 61.5% at February 28, 1995.

RESULTS OF OPERATIONS

First Quarter 1996 Compared to First Quarter 1995
- -------------------------------------------------

Consolidated sales of $150.9 million increased $1.6 million or 1.1% from $149.3 million in 1995. Men's Apparel Group sales increased approximately 1.8%. The Hickey-Freeman and Hart Schaffner & Marx businesses positioned in the upper end of the tailored clothing market had a combined 7% revenue increase despite sales declines with several retail customers which have filed bankruptcy. However, the businesses which market moderately priced tailored clothing continued to operate in a difficult environment and experienced a 5% sales decline and reduced profitability. Golfwear revenues increased 21% for the quarter. Revenues in the women's businesses declined approximately 8%, attributable to the Barrie Pace direct mail catalog business, and represented 7% of consolidated sales in 1996 and 8% in 1995. As discussed in Note

5 in the accompanying Notes to Consolidated Financial Statements, the Kuppenheimer business was sold in July 1995 and, accordingly, its results of operations for the period ended February 28, 1995 have been reclassified as a discontinued operation.

The consolidated gross margin percentage to sales was 22.5% compared to 24.6% last year. The Men's Apparel Group gross margin rate was lower, reflecting industry-wide conditions and most significantly affecting the moderately priced product categories; margin rates were also unfavorably impacted by start-up costs associated with off-shore manufacturing facilities. Gross margins in the women's businesses improved, attributable to International Women's Apparel. Consolidated selling, general and administrative expenses were $33.4 million compared to $32.9 million and represented 22.1% of sales in each period; the current period included non-recurring severance related charges associated with cost reduction programs which adversely reflected the 1996 ratio to sales by
 .5%.

Earnings before interest, taxes, discontinued operation and extraordinary gain were $1.7 million in 1996 compared to $5.1 million last year. Interest expense declined $.7 million to $4.3 million primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $.3 million in 1996 and $.4 million in 1995. The consolidated pre-tax loss for 1996 was $2.6 million compared to earnings of $.1 million in 1995. After reflecting the applicable tax provision or benefit, the consolidated loss before extraordinary gain was $1.6 million in 1996 compared to earnings of $.1 million in 1995. The current period results also included an extraordinary gain, net of $.4 million tax provision, of $.7 million related to public market purchases of $10 million face value of the Company's 10 7/8% Senior Subordinated Debentures.

                          PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27  Financial Data Schedules



     (b) The Company filed a Form 8-K on December 29, 1995 relating to the Company's new shareholder rights plan.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARTMARX CORPORATION


April 12, 1996                      By  /s/ GLENN R. MORGAN
                                      ----------------------------------
                                        Glenn R. Morgan
                                        Executive Vice President and
                                        Chief Financial Officer

                                        (Principal Financial Officer)



April 12, 1996                      By  /s/ ANDREW A. ZAHR
                                      ----------------------------------
                                        Andrew A. Zahr
                                        Controller

                                        (Principal Accounting Officer)