Form 10-K/A
period 1995-11-30
HARTMARX CORP/DE
filed 1996-06-26
CIK 723371

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

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1995 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following:

     Exhibits:

     Number  Description
     ------  -----------

      99 The information required by Form 11-K for 1995 for The Hartmarx Savings-Investment Plan (the Plan) (Commission Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-83433, 33-6194, 33-42202 and
               333-03169), including the following Plan financial statements:

                    Index to Financial Statements.
                    Report of Independent Accountants.
                    Statement of Assets, Liabilities and Plan
                     Equity at December 31, 1995 and 1994.
                    Statement of Income and Changes in Plan
                     Equity for the Year Ended December 31, 1995.
                    Notes to Financial Statements.
                    Consent of Independent Accountants.
                    Supplementary Schedules:
                     Assets Held for Investment at December 31,
                      1995 (Schedule G, Part I).
                     Reportable Transactions - Series of
                      Security Transactions (Schedule G, Part V).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARTMARX CORPORATION
                                         --------------------
                                         (Registrant)


Date:  June 26, 1996                 By: GLENN R. MORGAN
                                         ----------------------------
                                         Glenn R. Morgan
                                         Executive Vice President and
                                          Chief Financial Officer