Form 10-Q
period 1996-05-31
HARTMARX CORP/DE
filed 1996-07-15
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    X               OF THE SECURITIES EXCHANGE ACT OF 1934
- ---------

                    For quarterly period ended May 31, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
______              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                             HARTMARX CORPORATION
                             --------------------

            (Exact name of registrant as specified in its charter)


               DELAWARE                             36-3217140
               --------                             ----------
     (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)            Number)


      101 NORTH WACKER DRIVE
          CHICAGO, ILLINOIS                           60606
      -----------------------------                   -----
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



At June 30, 1996, there were 33,075,248 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                        Page
                                                                        Number
                                                                        ------

PART I  - FINANCIAL INFORMATION

   ITEM 1.     Financial Statements

               Consolidated Statement of Earnings for the
               three months and six months ended May 31, 1996
               and May 31, 1995.                                             3

               Consolidated Balance Sheet as of May 31 1996,
               November 30, 1995 and May 31, 1995.                           4

               Condensed Consolidated Statement of Cash Flows
               for the six months ended May 31, 1996 and
               May 31, 1995.                                                 6

               Notes to Consolidated Financial Statements.                   7

   ITEM 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                9



PART II - OTHER INFORMATION


   ITEM 4.     Results of Votes of Security Holders                         11

   ITEM 6.     Exhibits and Reports on Form 8-K                             11



SIGNATURES                                                                  12

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)



                                                         Three Months Ended May 31,        Six Months Ended May 31,
                                                         --------------------------        -----------------------
                                                           1996             1995             1996          1995
                                                         --------         --------         --------      --------
Net sales                                                $134,253         $135,029         $285,112      $284,312
Licensing and other income                                    990            1,351            2,204         2,647
                                                         --------         --------         --------      --------
                                                          135,243          136,380          287,316       286,959
                                                         --------         --------         --------      --------

Cost of goods sold                                        102,157          101,860          219,142       214,436
Selling, general and administrative expenses               31,629           34.080           65,036        67,027
                                                         --------         --------         --------      --------
                                                          133,786          135,940          284,178       281,463
                                                         --------         --------         --------      --------
Earnings before interest, taxes, discontinued
  operation and extraordinary gain                          1,457              440            3,138         5,496

Interest expense                                            4,262            5,180            8,513        10,144
                                                         --------         --------         --------      --------

Loss before taxes, discontinued operation
  and extraordinary gain                                   (2,805)          (4,740)          (5,375)       (4,648)
Tax benefit                                                 1,065            1,750            2,040         1,716
                                                         --------         --------         --------      --------

Loss before discontinued operation
  and extraordinary gain                                   (1,740)          (2,990)          (3,335)       (2,932)
                                                         --------         --------         --------      --------

Discontinued operation:
  Operating loss, net of tax benefit                            -             (260)               -          (183)
  Loss on disposition, net of $.4 million tax benefit           -          (18,100)               -       (18,100)
                                                         --------         --------         --------      --------
                                                                -          (18,360)               -       (18,283)
                                                         --------         --------         --------      --------
Net loss before extraordinary gain                         (1,740)         (21,350)          (3,335)      (21,215)
Extraordinary gain, net of tax provision                       64                -              725             -
                                                         --------         --------         --------      --------

Net loss                                                 $ (1,676)        $(21,350)        $ (2,610)     $(21,215)
                                                         ========         ========         ========      ========

Loss per share:
  Continuing operations                                  $   (.05)        $   (.09)        $   (.10)     $   (.09)
  Discontinued operation                                        -         $   (.56)               -      $   (.56)
                                                         --------         --------         --------      --------
  Before extraordinary gain                              $   (.05)        $   (.65)        $   (.10)     $   (.65)
                                                         ========         ========         ========      ========
  After extraordinary gain                               $   (.05)        $   (.65)        $   (.08)     $   (.65)
                                                         ========         ========         ========      ========

Dividends per common share                               $      -         $      -         $      -      $      -
                                                         ========         ========         ========      ========

Average number of common shares
  and common share equivalents                             32,963           32,602           32,901        32,557
                                                         ========         ========         ========      ========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000'S OMITTED)



                                               May 31,     Nov. 30,      May 31,
                                                1996         1995          1995
                                              ---------    --------    ---------
CURRENT ASSETS

  Cash and cash equivalents                   $   1,029   $   5,700    $     591
  Accounts receivable, less allowance
     of $8,667, $7,920 and $7,612
     for doubtful accounts                       96,863     108,486       94,441
  Inventories                                   155,766     154,898      163,159
  Prepaid expenses                                5,911       3,471        9,268
  Recoverable and deferred income taxes           6,411       6,938        6,862
                                              ---------   ---------    ---------
     Total current assets                       265,980     279,493      274,321
                                              ---------   ---------    ---------

INVESTMENTS AND OTHER ASSETS                     20,932      21,438       15,562
                                              ---------   ---------    ---------

DEFERRED INCOME TAXES                            31,081      31,081       11,817
                                              ---------   ---------    ---------

NET ASSETS OF DISCONTINUED OPERATION
                                                      -           -       11,825
                                              ---------   ---------    ---------
PROPERTIES

  Land                                            2,627       2,626        2,719
  Buildings and building improvements            47,397      47,837       47,479
  Furniture, fixtures and equipment             100,844      98,626       96,191
  Leasehold improvements                         17,756      18,963       18,445
                                              ---------   ---------    ---------
                                                168,624     168,052      164,834
  Accumulated depreciation and amortization    (123,980)   (123,428)    (124,162)
                                              ---------   ---------    ---------
     Net properties                              44,644      44,624       40,672
                                              ---------   ---------    ---------

TOTAL ASSETS                                  $ 362,637   $ 376,636    $ 354,197
                                              =========   =========    =========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                                       May 31,      Nov. 30,     May 31,
                                                        1996          1995         1995
                                                       --------     --------     --------
CURRENT LIABILITIES

  Notes payable                                        $ 20,000     $ 10,000     $ 20,000
  Current maturities of long term debt                      194          497          654
  Accounts payable and accrued expenses                  77,859       78,867       73,902
                                                        -------      -------      -------
     Total current liabilities                           98,053       89,364       94,556
                                                        -------      -------      -------


LONG TERM DEBT, less current maturities                 131,428      152,781      150,870
                                                       --------    ---------    ---------


SHAREHOLDERS' EQUITY

  Preferred shares, $1 par value;
     2,500,000 authorized and unissued                        -            -            -
  Common shares, $2.50 par value; authorized
     75,000,000; issued 32,986,825 in May 1996,
     32,759,797 in November 1995 and
     32,642,549 in May 1995                              82,467       81,899       81,606
  Capital surplus                                        76,672       76,771       76,488
  Retained earnings (deficit)                           (16,694)     (14,084)     (38,446)
  Unearned employee benefits                             (9,289)     (10,095)     (10,877)
                                                        -------      -------      -------
     Total shareholders' equity                         133,156      134,491      108,771
                                                        -------      -------      -------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $362,637     $376,636     $354,197
                                                       ========     ========     ========


         (See accompanying notes to consolidated financial statements)

                               HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                                                Six Months Ended May 31,
                                                                                ------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1996          1995
                                                                                ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss, including discontinued operation and extraordinary gain             $(2,610)       $(21,215)

  Reconciling items to adjust net loss to
   net cash provided by operating activities:
     Extraordinary gain, net of tax provision                                       (725)             -
     Depreciation and amortization                                                 4,690          5,268
     Changes in:
       Receivables, inventories and prepaids                                       8,315          5,604
       Other assets                                                                  760            132
       Accounts payable and accrued expenses                                      (1,008)         6,122
       Taxes and deferred taxes                                                      527         (1,864)
     Loss on sale of discontinued operation                                            -         18,100
     Cash provided by discontinued operation                                           -            567
                                                                                --------       --------
Net cash provided by operating activities                                          9,949         12,714
                                                                                --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                            (4,199)         (2,887)
                                                                                --------       ---------
Net cash used in investing activities                                             (4,199)         (2,887)
                                                                                --------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of $13.5 million principal amount of
      10 7/8% Senior Subordinated Debentures                                     (11,879)              -
   Increase (decrease) in notes payable                                              558         (13,300)
   Decrease in other long term debt                                                 (375)           (378)
   Other equity transactions                                                       1,275           1,619
                                                                                --------       ---------
Net cash used in financing activities                                            (10,421)        (12,059)
                                                                                --------       ---------
Net decrease in cash and cash equivalents                                         (4,671)         (2,232)
Cash and cash equivalents at beginning of period                                   5,700           2,823
Cash and cash equivalents at end of period                                      --------       ---------
                                                                                   1,029       $     591
                                                                                ========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid (received) during period for:
    Interest expense                                                            $  8,500        $  8,600
    Income taxes                                                                  (2,100)            100


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



Note 3

Long-term debt comprised the following (000's omitted):

                                                 May 31,  Nov. 30,    May 31,
                                                  1996      1995       1995
                                               --------- ---------  ---------

     Notes payable                             $ 47,700  $ 45,590   $ 53,600
     10 7/8% Senior Subordinated Notes, net      86,079    99,470     99,427
     Industrial development bonds                17,559    17,853     17,947
     Other debt                                     284       365        550
                                               --------  --------   --------
                                                151,622   163,278    171,524
     Less - current                              20,194    10,497     20,654
                                               --------  --------   --------
     Long term debt                            $131,428  $152,781   $150,870
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

During the first half of 1996, the Company purchased $13.5 million face value of its Notes (including $3.5 million in the second quarter) at a discount, resulting in an extraordinary gain, net of $.4 million tax provision, of $.7 million or $.02 per share.


Note 4

Inventories at each date consisted of (000's omitted):


                                                May 31,   Nov. 30,  May 31,
                                                 1996       1995     1995
                                               --------  --------  --------
      Raw materials                           $ 42,203   $ 39,617  $ 37,191
      Work-in-process                           23,085     21,687    25,567
      Finished goods                            90,478     93,594   100,401
                                               -------    -------   -------
                                              $155,766   $154,898  $163,159
                                              ========   ========  ========


Inventories are stated at the lower of cost or market. At May 31, 1996, November 30, 1995 and May 31, 1995, approximately 43%, 42% and 47% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.



Note 5

On July 27, 1995, the Company sold the capital stock of Kuppenheimer, its vertically integrated factory direct-to-consumer business. Kuppenheimer's results of operations for the periods ended May 31, 1995, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings. The accompanying balance sheet as of May 31, 1995 reflects Kuppenheimer's assets less liabilities, debt assumed and the loss on disposition as a separate caption entitled "Net Assets of Discontinued Operation".

                             HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

November 30, 1995 to May 31, 1996
- ---------------------------------

Since November 30, 1995, net accounts receivable decreased $11.6 million or 10.7% to $96.9 million, reflecting the normal seasonal fluctuations in the Men's Apparel Group. The allowance for doubtful accounts was $8.7 million compared to $7.9 million; the increase reflected increased credit exposure of certain customers. Inventories of $155.8 million increased $.9 million or .6%. Net properties of $44.6 million were unchanged, as property additions and depreciation expense were each approximately $4.2 million for the six months. Capital expenditures for the full year are anticipated to be approximately $1 million greater than depreciation expense. Total debt of $151.6 million declined $11.7 million principally from seasonal working capital reductions and represented 53.2% of total capitalization compared to 54.8% at November 30, 1995.


May 31, 1995 to May 31, 1996
- ----------------------------

Net accounts receivable of $96.9 million increased $2.4 million. The allowance for doubtful accounts increased to $8.7 million, representing 8.2% of gross receivables compared to $7.6 million and 7.5%, respectively, at May 31, 1995, reflecting increased credit exposure of certain customers. Inventories of $155.8 million declined $7.4 million or 4.5%, principally attributable to the tailored clothing businesses. Net properties of $44.6 million increased $4.0 million, primarily reflecting the acquisition of manufacturing facilities in Mexico and Costa Rica. Total debt of $151.6 million decreased $19.9 million, principally attributable to the disposition of Kuppenheimer, and represented 53.2% of total capitalization compared to 61.2% last year. The lower percentage this year primarily reflected the repayment of debt and higher equity from the trailing year earnings and the proceeds from stock sales to employee benefit plans.


RESULTS OF OPERATIONS

Second Quarter 1996 Compared to Second Quarter 1995
- ---------------------------------------------------

Consolidated sales of $134.3 million were approximately even with 1995's $135.0 million. The businesses positioned in the upper end of the tailored clothing market experienced a 3% sales decline attributable to lower volumes with several retail customers which have filed bankruptcy. The businesses which market moderately priced clothing continued to operate in a difficult environment and experienced a 3% sales decline and reduced profitability. Golfwear revenues increased over 20%. Sales in the women's businesses increased 2% and represented approximately 9% of consolidated sales in each period.

The consolidated gross margin percentage to sales was 23.9% compared to 24.6% last year, principally reflecting lower gross margin rates in the moderately priced private label tailored clothing and slack segments and start up costs associated with off-shore manufacturing facilities. Consolidated selling, general and administrative expenses declined $2.5 million to $31.6 million and represented 23.6% of sales compared to 25.2% last year. The prior period included a non-recurring $3.7 million charge related to the settlement of 1992 licensing program disputes, partially offset by a $2.8 million gain on the sale of a former production site. Earnings before interest, taxes, discontinued operation and extraordinary gain of $1.5 million increased $1.0 million compared to 1995. Interest expense declined $.9 million to $4.3 million, attributable to lower average borrowings and the effect of the debenture purchases; interest expense included amortization of financing fees of $.3 million in 1996 and $.4 million in 1995.

The consolidated pre-tax loss before discontinued operation and extraordinary gain was $2.8 million in 1996 compared to a loss of $4.7 million in 1995. After reflecting the applicable tax benefit, the consolidated loss before discontinued operation and extraordinary gain was $1.7 million or $.05 per share compared to a loss of $3.0 million or $.09 per share in 1995. As discussed in Note 5 in the accompanying Notes to Consolidated Financial Statements, the Kuppenheimer business was sold in July 1995 and, accordingly, its results of operations for the three and six month periods ended May 31, 1995 have been reflected as a discontinued operation. Discontinued operation in 1995, net of tax benefit, consisted of an operating loss of $.3 million plus the loss on disposition of $18.1 million.


Six Months 1996 Compared to Six Months 1995
- -------------------------------------------

First half consolidated sales were $285.1 million compared to $284.3 million in 1995. Men's Apparel Group sales increased slightly, as over $13 million of reduced sales to customers operating in bankruptcy was replaced with business to new or existing customers. The businesses positioned in the upper end of the tailored clothing market achieved a 2% sales increase. The businesses marketing moderately priced clothing continued to operate in a difficult environment and experienced a 4% decrease in sales and reduced profitability. Golfwear revenues increased 21% for the six months. Sales in the women's businesses declined 3% and comprised approximately 8% of total sales in each year.

The consolidated gross margin percentage to sales was 23.1% compared to 24.6% last year. The Men's Apparel Group gross margin rate was lower reflecting industry-wide conditions significantly affecting the moderately priced product categories; gross margin rates were stable for the businesses positioned in the higher priced market. Gross margin rates were also unfavorably impacted by start-up costs associated with off-shore manufacturing facilities. Gross margins in the women's businesses improved, attributable to International Women's Apparel. Selling, general and administrative expenses declined $2.0 million to $65.0 million and represented 22.8% of sales compared to 23.6% last year. The current period included non-recurring severance related charges associated with cost reduction programs, while the prior period included $.9
million of non-recurring expense as noted previously.   Interest expense
declined $1.6 million to $8.5 million, primarily attributable to lower average borrowings; interest expense included amortization of financing fees of $.5 million in 1996 and $.8 million in 1995.

The pre-tax loss before discontinued operation and extraordinary gain was $5.4 million compared to a loss of $4.6 million in 1995. After reflecting the applicable tax benefit, the consolidated loss for 1996 before discontinued operation and extraordinary gain was $3.3 million or $.10 per share compared to a loss of $2.9 million or $.09 per share in 1995. The discontinued operation in 1995 consisted of an operating loss of $.2 million plus the loss on disposition of $18.1 million. The current year includes an extraordinary gain of $.7 million, net of $.4 million tax provision, related to public market purchases of $13.5 million face value of the Company's 10 7/8% Senior Subordinated Debentures. The net loss after discontinued operation and the extraordinary gain was $2.6 million or $.08 per share in 1996 compared to a loss of $21.2 million or $.65 per share in 1995.

                          PART II - OTHER INFORMATION



ITEM 4.     RESULTS OF VOTES OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Registrant was held on April 17, 1996. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 28, 1996 were elected for one year terms with voting for each as follows:

Director                     For      Abstentions
- --------                     ---      -----------

     A. Robert Abboud     28,804,616      829,781
     Samawal A. Bakhsh    29,110,678      523,719
     Jeffrey A. Cole      29,094,015      540,382
     Raymond F. Farley    29,057,223      577,174
     Elbert O. Hand       29,043,737      590,660
     Donald P. Jacobs     29,004,609      629,788
     Charles Marshall     29,071,874      562,523
     Homi B. Patel        29,069,112      565,285
     Michael B. Rohlfs    29,125,493      508,904
     Stuart L. Scott      29,093,032      541,365


     The reappointment of Price Waterhouse LLP as independent auditors was ratified with 29,410,036 shares for, 135,972 shares opposed and 88,389 shares abstaining.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27                 Financial Data Schedules



     (b) No reports on Form 8-K were filed in the second quarter of 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HARTMARX CORPORATION

July 15, 1996                          By:   /s/GLENN R. MORGAN
                                             -----------------------------------
                                                  Glenn R. Morgan
                                                  Executive Vice President and
                                                   Chief Financial Officer


                                                  (Principal Financial Officer)




July 15, 1996                          By:   /s/ANDREW A. ZAHR
                                             -----------------------------------
                                                  Andrew A. Zahr
                                                  Controller

                                                  (Principal Accounting Officer)