Form 10-Q
period 1996-08-31
HARTMARX CORP/DE
filed 1996-10-15
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X              OF THE SECURITIES EXCHANGE ACT OF 1934
---------

                  For quarterly period ended August 31, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------           OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes   X                       No
                              --------                     --------



At September 30, 1996, there were 33,169,854 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION


                                     INDEX



                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION

            ITEM 1.  Financial Statements

                     Consolidated Statement of Earnings for the
                     three months and nine months ended August 31, 1996
                     and August 31, 1995.                                    3

                     Consolidated Balance Sheet as of August 31 1996,
                     November 30, 1995 and August 31, 1995.                  4

                     Condensed Consolidated Statement of Cash Flows
                     for the nine months ended August 31, 1996 and
                     August 31, 1995.                                        6

                     Notes to Consolidated Financial Statements.             7

            ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.          9



Part II - OTHER INFORMATION


            ITEM 6.  Exhibits and Reports on Form 8-K                       11



SIGNATURES                                                                  11


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             HARTMARX CORPORATION
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                                  Three Months Ended          Nine Months Ended
                                                      August 31,                  August 31,
                                                  ------------------          ------------------
                                                    1996      1995              1996      1995
                                                  --------  --------          --------  --------
Net sales                                         $164,905  $166,659          $450,017  $ 450,971
Licensing and other income                           1,000     1,551             3,204      4,198
                                                  --------  --------          --------  ---------
                                                   165,905   168,210           453,221    455,169
                                                  --------  --------          --------  ---------

Cost of goods sold                                 126,221   127,456           345,363    341,892
Selling, general and administrative expenses        30,555    32,429            95,591     99,456
                                                  --------  --------          --------  ---------
                                                   156,776   159,885           440,954    441,348
                                                  --------  --------          --------  ---------
Earnings before interest, taxes, discontinued
      operation and extraordinary gain               9,129     8,325            12,267     13,821
Interest expense                                     4,082     4,875            12,595     15,019
                                                  --------  --------          --------  ---------
Earnings (loss) before taxes, discontinued
      operation and extraordinary gain               5,047     3,450              (328)    (1,198)
Tax benefit (provision)                             (1,916)   (1,275)              124        441
                                                  --------  --------          --------  ---------
Earnings (loss) before discontinued
      operation and extraordinary gain               3,131     2,175              (204)      (757)
                                                  --------  --------          --------  ---------
Discontinued operation:
      Operating loss, net of tax benefit                 -         -                 -       (183)
      Loss on disposition,
       net of $.4 million tax benefit                    -         -                 -    (18,100)
                                                  --------  --------          --------  ---------
                                                         -         -                 -    (18,283)
                                                  --------  --------          --------  ---------
Net earnings (loss) before extraordinary gain        3,131     2,175              (204)   (19,040)
Extraordinary gain, net of tax provision                 -         -               725          -
                                                  --------  --------          --------  ---------
Net earnings (loss)                               $  3,131  $  2,175          $    521  ($ 19,040)
                                                  ========  ========          ========  =========
Earnings (loss) per share:
      Continuing operations                       $    .09  $    .07          $   (.01) $    (.02)
      Discontinued operation                             -         -                 -  $    (.56)
                                                  --------  --------          --------  ---------
      Before extraordinary gain                   $    .09   $   .07          $   (.01) $    (.58)
                                                  ========   =======          ========  =========

      After extraordinary gain                    $    .09   $   .07          $    .01  $    (.58)
                                                  ========   =======          ========  =========

Dividends per common share                        $      -   $     -          $      -  $       -
                                                  ========   =======          ========  =========
Average number of common shares and
     common share equivalents                       33,093    32,679            32,965     32,598
                                                  ========   =======          ========  =========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000'S OMITTED)

                                                August 31,   November 30,   August 31,
                                                   1996          1995          1995
                                                ----------   ------------   ----------
CURRENT ASSETS

  Cash and cash equivalents                      $  1,645      $  5,700      $  1,423

  Accounts receivable, less allowance
     of $9,222, $7,920 and $7,611
     for doubtful accounts                        126,618       108,486       147,458

  Inventories                                     133,159       154,898       143,445

  Prepaid expenses                                  5,205         3,471         6,054

  Recoverable and deferred income taxes             4,539         6,938         5,777
                                                 --------      --------      --------

          Total current assets                    271,166       279,493       304,157
                                                 --------      --------      --------
OTHER ASSETS                                       23,925        21,438        21,231
                                                 --------      --------      --------
DEFERRED INCOME TAXES                              31,081        31,081        11,817
                                                 --------      --------      --------
PROPERTIES

  Land                                              2,628         2,626         2,610

  Buildings and building improvements              47,682        47,837        46,510

  Furniture, fixtures and equipment               101,514        98,626        96,567

  Leasehold improvements                           17,375        18,963        19,767
                                                 --------      --------      --------

                                                  169,199       168,052       165,454

  Accumulated depreciation and amortization      (125,450)     (123,428)     (123,975)
                                                 --------      --------      --------
     Net properties                                43,749        44,624        41,479
                                                 --------      --------      --------
TOTAL ASSETS                                     $369,921      $376,636      $378,684
                                                 ========      ========      ========


         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                                       August 31,   November 30,   August 31,
                                                          1996          1995          1995
                                                       ----------   ------------   ----------
CURRENT LIABILITIES

  Notes payable                                         $ 20,000       $ 10,000     $ 20,000

  Current maturities of long term debt                       145            497          578

  Accounts payable and accrued expenses                   63,965         78,867       60,887
                                                        --------       --------     --------
          Total current liabilities                       84,110         89,364       81,465
                                                        --------       --------     --------

LONG TERM DEBT, less current maturities                  148,524        152,781      185,551
                                                        --------       --------     --------


SHAREHOLDERS' EQUITY

  Preferred shares, $1 par value;
     2,500,000 authorized and unissued                         -              -            -

  Common shares, $2.50 par value; authorized
     75,000,000; issued 33,132,740 in August
     1996, 32,759,797 in November 1995 and
     32,713,149 in August 1995                            82,832         81,899       81,782

  Capital surplus                                         76,916         76,771       76,643

  Retained earnings (deficit)                            (13,563)       (14,084)     (36,271)

  Unearned employee benefits                              (8,898)       (10,095)     (10,486)
                                                        --------       --------     --------
     Total shareholders' equity                          137,287        134,491      111,668
                                                        --------       --------     --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $369,921       $376,636     $378,684
                                                        ========       ========     ========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)

                                                                   Nine Months Ended
                                                                      August 31,
                                                                 ---------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1996         1995
                                                                 --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss), including discontinued operation
       and extraordinary gain                                     $    521   $(19,040)
     Reconciling items to adjust net earnings (loss) to
       net cash used in operating activities:
          Extraordinary gain, net of tax provision                    (725)         -
          Depreciation and amortization                              7,015      7,810
          Changes in:
               Receivables, inventories and prepaids                 1,873    (24,825)
               Other assets                                           (763)    (4,430)
               Accounts payable and accrued expenses               (14,902)    (6,893)
               Taxes and deferred taxes                              1,949       (779)
          Loss on sale of discontinued operation                         -     18,100
          Cash provided by discontinued operation                        -        446
                                                                   --------   --------
Net cash used in operating activities                               (5,032)   (29,611)
                                                                   --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                           (5,731)    (5,776)
     Cash received re sale of subsidiary, net of subsidiary cash         -     12,000
     Cash paid for acquisition                                           -     (1,205)
                                                                    -------    -------
Net cash provided by (used in) investing activities                 (5,731)     5,019
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of $14.7 million principal amount
       of 10 7/8% Senior Subordinated Debentures, net              (13,037)         -
     Increase in notes payable                                      17,909     21,421
     Decrease in other long term debt                                 (439)      (516)
     Other equity transactions                                       2,275      2,341
                                                                   --------    -------
Net cash provided by financing activities                            6,708     23,246
                                                                   --------    -------


Net decrease in cash and cash equivalents                           (4,055)    (1,346)
Cash and cash equivalents at beginning of period                     5,700      2,769
                                                                    -------    -------
Cash and cash equivalents at end of period                        $  1,645   $  1,423
                                                                  =========  =========


SUPPLEMENTAL CASH FLOW INFORMATION
   Net cash paid (received) during period for:

       Interest expense                                           $ 14,700   $ 17,100
       Income taxes                                                 (2,500)       300


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



NOTE 3

Long-term debt comprised the following (000's omitted):


                                                          Aug. 31,  Nov. 30,   Aug. 31,
                                                           1996       1995      1995
                                                         ---------  --------  ---------
       Notes payable                                      $ 63,500  $ 45,590   $ 88,321
       10 7/8% Senior Subordinated Notes, net               84,890    99,470     99,449
       Industrial development bonds                         17,534    17,853     17,905
       Other debt                                            2,745       365        454
                                                          --------  --------   --------
                                                           168,669   163,278    206,129
       Less - current                                       20,145    10,497     20,578
                                                          --------  --------   --------
       Long term debt                                     $148,524  $152,781   $185,551
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

During the nine months ended August 31, 1996, the Company purchased $14.7 million face value of its Notes (substantially all of which were recorded in the first quarter) at a discount, resulting in an extraordinary gain of $.7 million or $.02 per share, net of $.4 million tax provision.


NOTE 4

Inventories at each date consisted of (000's omitted):


                                                           Aug. 31,  Nov. 30,  Aug.  31,
                                                             1996      1995      1995
                                                           --------  --------  ---------

     Raw materials                                         $ 37,663  $ 39,617   $ 35,169
     Work-in-process                                         18,317    21,687     21,626
     Finished goods                                          77,179    93,594     86,650
                                                           --------  --------   --------
                                                           $133,159  $154,898   $143,445
                                                           ========  ========   ========

Inventories are stated at the lower of cost or market. At August 31, 1996, November 30, 1995 and August 31, 1995, approximately 40%, 42% and 42% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.



NOTE 5

On July 27, 1995, the Company sold the capital stock of Kuppenheimer, its vertically integrated factory direct-to-consumer business. Kuppenheimer's results of operations for 1995, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings.

                             HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

November 30, 1995 to August 31, 1996
------------------------------------

Since November 30, 1995, net accounts receivable increased $18.1 million or 16.7% to $126.6 million, reflecting the normal seasonal fluctuations in the Men's Apparel Group. The allowance for doubtful accounts was $9.2 million compared to $7.9 million; the increase reflected increased credit exposure of certain customers. Inventories of $133.2 million declined $21.7 million or 14.0%, principally due to seasonal decreases in the Men's Apparel Group. Net properties decreased $.9 million to $43.7 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $14.9 million, principally from the seasonal payments in the Men's Apparel Group. Total debt of $168.7 million increased $5.4 million and represented 55.1% of total capitalization compared to 54.8% at November 30, 1995. The Company's normal seasonality results in a higher debt capitalization ratio at August 31 compared to November 30, when borrowings are lower.

August 31, 1995 to August 31, 1996
----------------------------------

Net accounts receivable declined $20.8 million or 14.1% to $126.6 million, principally attributable to the earlier collection of receivables. The allowance for doubtful accounts increased $1.6 million to $9.2 million and represented 6.8% and 4.9% of gross receivables in 1996 and 1995, respectively, reflecting increased credit exposure of certain customers. Inventories of $133.2 million declined $10.3 million or 7.2% principally in the Men's Apparel Group. Net properties of $43.7 million increased $2.3 million, primarily attributable to the acquisition of manufacturing facilities in Mexico and Costa Rica. Total debt of $168.7 million declined $37.5 million and represented 55.1% of total capitalization compared to 64.9% last year. The improved percentage this year reflected the repayment of debt and higher equity from the trailing year earnings and proceeds from stock sales to employee benefit plans.

RESULTS OF OPERATIONS

Third Quarter 1996 Compared to Third Quarter 1995
-------------------------------------------------

Third quarter consolidated sales of $164.9 million were slightly below last year's $166.7 million. Men's Apparel Group sales declined approximately 2% from 1995, principally attributable to businesses which market moderately priced clothing. Revenues in the women's businesses, which comprised approximately 8% of the consolidated total in each year, increased 12%.

The consolidated gross margin percentage to sales of 23.5% was the same as last year, as improvements in the women's businesses were approximately offset by start-up costs associated with off-shore manufacturing facilities. Consolidated selling, general and administrative expenses declined $1.9 million to $30.6 million and represented 18.5% of sales compared to 19.5% last year. Earnings before interest expense and taxes were $9.1 million in 1996 compared to $8.3 million last year. Interest expense declined $.8 million to $4.1 million, attributable to lower average borrowings and the effect of the debenture purchases. Interest expense included amortization of financing fees of $.3 million in each period.

Pre-tax earnings were $5.0 million in 1996 compared to $3.5 million in 1995. After reflecting the applicable tax provision, consolidated earnings for 1996 were $3.1 million or $.09 per share compared to $2.2 million or $.07 per share in 1995.

Nine Months 1996 Compared to Nine Months 1995
---------------------------------------------

Consolidated sales for the nine months were $450.0 million compared to $451.0 million in 1995. Men's Apparel Group sales were approximately even, as approximately $18 million of reduced sales to customers operating in bankruptcy was replaced with business to new or existing customers. The businesses positioned in the upper end of the tailored clothing market experienced a small increase while revenues declined approximately 4% in businesses marketing moderately priced clothing; golfwear revenues increased 17% for the nine months. Sales in the women's businesses, comprising approximately 8% of total revenues in each year, increased approximately 2%, reflecting an increase in wholesale shipments.

The consolidated gross margin percentage to sales was 23.3% this year compared to 24.2% last year. The Men's Apparel Group gross margin rate was lower, reflecting industry wide conditions significantly affecting the moderately priced product categories; gross margin rates were slightly improved for the businesses operating in the higher priced market. Gross margin rates were also adversely affected by start-up costs associated with off-shore manufacturing facilities. Gross margins in the women's businesses improved, attributable to the International Women's Apparel wholesale business. Selling, general and administrative expenses declined $3.9 million to $95.6 million and represented 21.2% of sales compared to 22.1% last year. The decrease in dollars and as a percentage of sales primarily reflected decreases at the Men's Apparel Group. Interest expense declined $2.4 million to $12.6 million, primarily attributable to lower average borrowings and the debenture purchases; interest expense included amortization of financing fees of $.8 million in 1996 and $1.1 million in 1995.

The pre-tax loss was $.3 million compared to a loss of $1.2 million in 1995. After reflecting the applicable tax benefit, the consolidated loss for 1996 before discontinued operation and extraordinary gain was $.2 million or $.01 per share compared to a loss of $.8 million or $.02 per share in 1995. The discontinued operation in 1995 related to the Kuppenheimer business and consisted of an operating loss of $.2 million plus the loss on disposition of $18.1 million. The current year includes an extraordinary gain of $.7 million, net of $.4 million tax provision, related to public market purchases of $14.7 million face value of the Company's 10 7/8% Senior Subordinated Debentures. The net earnings after discontinued operation and the extraordinary gain were $.5 million or $.01 per share in 1996 compared to a net loss of $19.0 million or $.58 per share in 1995.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27     Financial Data Schedules


         (b)  No reports on Form 8-K were filed in the third quarter of 1996.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HARTMARX CORPORATION

October 14, 1996                       By:    /s/ GLENN R. MORGAN
                                              ----------------------------------
                                                  Glenn R. Morgan
                                                  Executive Vice President and
                                                   Chief Financial Officer

                                                  (Principal Financial Officer)



October 14, 1996                       By:    /s/ ANDREW A. ZAHR
                                              ----------------------------------
                                                  Andrew A. Zahr
                                                  Controller

                                                  (Principal Accounting Officer)