Form 10-K
period 1996-11-30
HARTMARX CORP/DE
filed 1997-02-27
CIK 723371

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATESSECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                       ON WHICH REGISTERED
-------------------                     -----------------------
Common Stock $2.50 par value per share  New York Stock Exchange
                                        Chicago Stock Exchange
Preferred Stock Purchase Rights         New York Stock Exchange
                                        Chicago Stock Exchange
10 7/8% Senior Subordinated Notes due   New York Stock Exchange
 January 15, 2002

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  On February 20, 1997, 33,280,563 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was $185,312,000.

  Certain portions of the Registrant's definitive proxy statement dated February 28, 1997 for the Annual Meeting of Stockholders to be held April 18, 1997 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM NO.                                                                   PAGE
 --------                                                                   ----
PART I
   1      Business.......................................................     1
   2      Properties.....................................................     4
   3      Legal Proceedings..............................................     5
   4      Submission of Matters to a Vote of Security Holders............     5
          Executive Officers of the Registrant...........................     5

PART II
          Market for Registrant's Common Equity and Related Stockholder
   5      Matters........................................................     6
   6      Selected Financial Data........................................     7
          Management's Discussion and Analysis of Financial Condition and
   7      Results of Operations..........................................     8
   8      Financial Statements and Supplementary Data....................    14
          Changes in and Disagreements with Accountants on Accounting and
   9      Financial Disclosure...........................................    33

PART III
  10      Directors and Executive Officers of the Registrant.............    33
  11      Executive Compensation.........................................    33
  12      Security Ownership of Certain Beneficial Owners and Management.    34
  13      Certain Relationships and Related Transactions.................    34

PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
  14      K..............................................................    34

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

  Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R), Palm Beach(R), Brannoch(R), Barrie Pace(R) and Hawksley & Wight(R); and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Burberrys(R), Austin Reed(R), Perry Ellis(R), Kenneth Cole(R), Evan-Picone(R), Daniel Hechter(R), Robert Comstock(TM), Gieves & Hawkes(R), Claiborne(R), KM by Krizia(TM), Pierre Cardin(R) and Nino Cerruti(R). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 30 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 16 countries outside the United States. Additionally, the Company has commenced direct marketing primarily in Europe and Asia, selling golfwear through distributors in 13 countries.

  The Company and its subsidiaries are engaged in the manufacturing and marketing of quality men's and women's apparel to independent retailers and through catalogs. Its operations currently consist of the following businesses--Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks and sportswear to retailers for resale to consumers. The Women's Apparel Group is comprised of International Women's Apparel ("IWA"), which markets women's career apparel to department and specialty stores, and Barrie Pace, a direct mail catalog marketer of women's apparel and accessories. The Operating Segment Information on pages 31 through 32 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

  On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights, current assets, properties and operations of the Plaid Clothing Group, Inc., now PCG Corp. I, and its subsidiaries ("Plaid") pursuant to an Asset Purchase Agreement. Plaid has been operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code since July 17, 1995. The acquired assets included license rights to manufacture and market men's tailored suits, sportcoats and slacks under the Burberrys, Claiborne and Evan-Picone brands, as well as ownership of the Palm Beach, Brannoch and other names. The inventory and receivables associated with these brands and names were also purchased along with production, warehouse and distribution facilities.

  In July 1995, as the final step in the Company's previously announced strategy to exit the retail business, the Company completed the disposition of its Kuppenheimer operation, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing whose products are sold exclusively through Kuppenheimer operated retail stores. Kuppenheimer's operating results for 1995 and 1994, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings.

  This 1996 Annual Report on Form 10-K contains forward looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties. Exhibit 99 to this 1996 10-K Report identifies important risk factors which could cause the Company's actual financial results to differ materially from results forecast or estimated by the Company in forward looking statements.

 Products Produced and Services Rendered

  The Company's merchandising strategy is to market a wide selection of men's tailored clothing and sportswear and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. In 1996, tailored clothing (suits and sportcoats) represented approximately 61% of the Company's total sales. Sportswear (which includes golfwear) and slacks represented approximately 29% of sales and women's apparel represented approximately 10% of sales.

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

  The Company's largest operating group, MAG, designs, manufactures and markets on a wholesale basis substantially all of the Company's men's tailored clothing through its Hart Schaffner & Marx ("HSM"), Hickey-Freeman, Intercontinental Branded Apparel and Plaid business units. Slacks and sportswear are manufactured and marketed principally through the Trans-Apparel Group, Biltwell, Bobby Jones and Robert Comstock business units. IWA designs and sources women's career apparel and sportswear for department and specialty stores under owned and licensed brand names. The Barrie Pace catalog features branded products principally purchased from unaffiliated sources, directed towards the business and professional woman. Approximately 30% of Barrie Pace sales are of products purchased from affiliated companies.

 Sources and Availability of Raw Materials

  Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 19% of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for 43% of the Company's total fabric requirements in fiscal 1996. No other supplier accounts for over 6% of the Company's total raw material requirements. As is customary in its industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

 Competition and Customers

  The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. Its women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major United States department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company's largest customer, Dillard Department Stores, represented approximately 18%, 16% and 14% of consolidated sales in 1996, 1995 and 1994, respectively. No other customer exceeded 8% of net sales.

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

 Employees

  The Company presently has approximately 8,600 employees, of which approximately 97% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

ITEM 2--PROPERTIES

  The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                         APPROXIMATE                                         EXPIRATION
                         FLOOR AREA                                           DATE OF
                          IN SQUARE                                           MATERIAL
LOCATION                    FEET                  PRINCIPAL USE                LEASES
--------                 ----------- --------------------------------------- ----------
Anniston, AL............    76,000   Manufacturing                              1999
Buffalo, NY.............   115,000   Manufacturing                                 *
Buffalo, NY.............   280,000   Office; manufacturing; warehousing         2015
Cape Girardeau, MO......   171,000   Manufacturing; warehousing                    *
Chambersburg, PA........    70,000   Manufacturing                              1997
Chicago, IL.............   102,000   Executive and operating company offices    2004
Des Plaines, IL.........   361,000   Manufacturing; warehousing                    *
Easton, PA..............   220,000   Office; warehousing                           *
Elizabethtown, KY.......    54,000   Manufacturing                                 *
Erlanger, KY............   225,000   Warehousing                                2004
Farmington, MO..........    65,000   Warehousing                                   *
Farmington, MO..........    75,000   Manufacturing                              1999
Knoxville, TN...........   231,000   Manufacturing                                 *
Michigan City, IN
 (2 locations)..........   420,000   Office; manufacturing; warehousing            *
New York, NY............    79,000   Sales offices/showrooms                    2000
Rector, AR..............    52,000   Manufacturing                                 *
Rochester, NY...........   223,000   Office; manufacturing; warehousing            *
Rochester, NY...........    51,000   Warehousing                                1997
St. Louis, MO
 (2 locations)..........    88,000   Office; manufacturing                      2000
Somerset, KY............   225,000   Manufacturing                                 *
Whiteville, NC..........   105,000   Manufacturing                                 *
Winchester, KY..........    92,000   Manufacturing                                 *
San Jose, Costa Rica....    72,000   Manufacturing                                 *
Tolcayuca, Mexico.......    50,000   Manufacturing                                 *

--------
  *Properties owned by the Registrant

  The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on pages 26 and 27 of this Form 10-K.

ITEM 3--LEGAL PROCEEDINGS

  Spillyards Litigation. In September 1992, David Spillyards, represented to be the holder of approximately 1,800 shares of common stock of the Company, filed a class action complaint in the Circuit Court of Cook County, Illinois, against the Company, its directors and former director Harvey A. Weinberg. The complaint claimed that the Company's directors breached certain duties owed to the Company's shareholders and sought certification as a class action, the appointment of Mr. Spillyards' counsel as class counsel and related damages. The complaint, which also included a derivative action, alleged that the purpose of the sale of the Company's principal retail unit, HSSI, Inc. ("HSSI"), to HSSA Group, Ltd. ("HSSA"), was to benefit Mr. Weinberg. The complaint was subsequently amended to include additional allegations pertaining to the ultimate sale of 5,714,286 shares of common stock of the Company and a three-year warrant for 1,649,600 shares of common stock of the Company to Traco International, N.V. (the "Traco Agreement"). The complaint, as amended, was dismissed on November 30, 1992, and Mr. Spillyards was given permission by the Court to file another amended complaint, which was filed on December 28, 1992 (the "Second Amended Complaint"). The Second Amended Complaint, denominated as a class action and derivative complaint, again challenged certain aspects of the Traco Agreement and alleged that the Company made certain misleading representations in its July 17, 1991 prospectus. After the Company's motion to dismiss the Second Amended Complaint was granted on June 24, 1993, Mr. Spillyards filed a Third Amended Complaint (purporting to assert new issues regarding the Traco Agreement), which was again dismissed on September 29, 1993. Mr. Spillyards filed notices of appeal with the Illinois Appellate Court on October 29, 1993, and December 23, 1993. The appeals were consolidated by court order on February 8, 1994. On February 23, 1996, in a unanimous opinion, the Illinois Appellate Court affirmed the trial court rulings dismissing the complaints. No further appeals were taken.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

 Executive Officers of the Registrant

  Each of the executive officers of the Registrant listed below has served the Registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Ms. Allen. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                                  YEARS OF   ELECTED TO
                                                                SERVICE WITH  PRESENT
NAME                                  POSITION              AGE   COMPANY     POSITION
----                     ---------------------------------- --- ------------ ----------
Elbert O. Hand.......... Chairman and
                         Chief Executive Officer
                         (Director since 1984)               57      32         1992
Homi B. Patel........... President and
                         Chief Operating Officer
                         (Director since January, 1994)      47      17         1992
Mary D. Allen........... Executive Vice President
                         General Counsel and Secretary       51       2         1994
Glenn R. Morgan......... Executive Vice President and
                         Chief Financial Officer             49      17         1995
Frank A. Brenner........ Vice President, Marketing Services  68      28         1983
James E. Condon......... Vice President and Treasurer        46      19         1995
Linda J. Valentine...... Vice President, Compensation
                         and Benefits                        46      16         1993
Andrew A. Zahr.......... Controller and Chief Accounting
                         Officer                             53      24         1994

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

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Hartmarx common shares are traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three years were as follows:

                                           1996          1995          1994
                                       ------------- ------------- -------------
                                        HIGH   LOW    HIGH   LOW    HIGH   LOW
                                       ------ ------ ------ ------ ------ ------
First Quarter......................... $4.625 $3.75  $6.375 $5.125 $7.375 $6.125
Second Quarter........................  6.50   3.875  5.875  4.25   7.00   5.875
Third Quarter.........................  6.375  4.625  6.875  4.75   6.625  5.375
Fourth Quarter........................  5.375  4.25   6.625  4.50   6.00   5.00

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

  As of February 20, 1997, there were approximately 6,200 stockholders of the Company's $2.50 par value common stock. The number of stockholders was estimated by adding the number of registered holders furnished by the Company's registrar and the number of participants in the Hartmarx Employee Stock Ownership Plan.

  The Company has authorized the trustee of its retirement plan to purchase up to one million shares of the Company's common stock in open market transactions. As of February 20, 1997, 120,000 shares have been purchased pursuant to this authorization and the plan's aggregate holdings are 639,612.

ITEM 6--SELECTED FINANCIAL DATA

  The following table summarizes data for the years 1992 through 1996. The Company's complete annual financial statements and notes thereto for fiscal 1996 appear elsewhere herein.

   INCOME STATEMENT DATA
  IN THOUSANDS, EXCEPT PER
         SHARE DATA
  FOR YEARS ENDED NOVEMBER
           30 (A)                 1996     1995      1994      1993      1992
  ------------------------      -------- --------  --------  --------  --------
 Net sales....................  $610,180 $595,272  $621,847  $606,148  $684,171
 Licensing and other income...     4,263    6,429     7,277     5,823     3,478
 Cost of sales................   463,533  447,414   459,295   444,335   507,200
 Operating expenses...........   127,699  132,806   139,720   137,315   153,267
 Restructuring charges........       --       --        --        --     35,100
 Earnings (loss) before
  interest, taxes,
  discontinued
  operations and extraordinary
  items.......................    23,211   21,481    30,109    30,321    (7,918)
 Interest expense.............    16,681   19,851    20,988    22,639    21,062
 Earnings (loss) before taxes,
  discontinued operations
  and extraordinary items.....     6,530    1,630     9,121     7,682   (28,980)
 Tax (provision) benefit......    17,300   19,800     9,992      (273)      870
 Earnings (loss) before
  discontinued operations
  and extraordinary items.....    23,830   21,430    19,113     7,409   (28,110)
 Discontinued operations, net
  of tax......................       --   (18,283)      897    (1,189) (192,135)
 Net earnings (loss) before
  extraordinary items.........    23,830    3,147    20,010     6,220  (220,245)
 Extraordinary items, net of
  tax.........................       725      --     (3,862)      --        --
 Net earnings (loss)..........    24,555    3,147    16,148     6,220  (220,245)
 Net earnings (loss) per
  share:
  continuing operations.......       .72      .66       .59       .24     (1.10)
  discontinued operations.....       --      (.56)      .03      (.04)    (7.49)
  before extraordinary items..       .72      .10       .62       .20     (8.59)
  after extraordinary items...       .74      .10       .50       .20     (8.59)
 Cash dividends per share.....       --       --        --        --        --
 Average number of common
  shares and equivalents......    33,021   32,631    32,243    31,375    25,629
     BALANCE SHEET DATA
  IN THOUSANDS, EXCEPT PER
         SHARE DATA
       AT NOVEMBER 30
  ------------------------
 Cash.........................  $  2,844 $  5,700  $  2,823  $  1,507  $ 22,356
 Accounts receivable..........   135,554  108,486   114,597   120,442   159,772
 Inventories..................   165,913  154,898   183,347   193,818   216,751
 Other current assets.........    16,155   10,409    11,670    21,948    30,894
 Net properties...............    43,909   44,624    51,543    56,477    66,846
 Other assets/deferred taxes..    65,864   52,519    28,220    10,919    15,340
 Total assets.................   430,239  376,636   392,200   405,111   511,959
 Accounts payable, accrued
  expenses and taxes..........    99,745   78,867    76,049    63,001   126,932
 Total debt...................   168,528  163,278   187,784   233,113   314,602
 Shareholders' equity.........   161,966  134,491   128,367   108,997    70,425
 Equity per share.............      4.85     4.11      3.95      3.41      2.72
        OTHER DATA
       IN THOUSANDS
 FOR YEARS ENDED NOVEMBER
          30 (A)
 ------------------------
 Earnings before interest,
  taxes, depreciation,
  amortization, discontinued
  operations
  and extraordinary items.....  $ 31,469 $ 30,069  $ 39,502  $ 39,917  $  3,350
 Depreciation and amortization
  of fixed assets.............     8,258    8,588     9,393     9,596    11,268
 Capital expenditures.........     8,207    8,441     6,173     5,467     4,331

--------
(A) 1994 and prior years reflect the Company's former retail businesses (Kuppenheimer, HSSI and Country Miss retail), as discontinued operations.

  Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing and Taxes on Earnings footnotes to the consolidated financial statements provide additional information relating to the comparability of the information presented above.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Consolidated 1996 results reflected a partial recovery from 1995's generally weak apparel environment. A stronger second half contributed to a full year pre-tax earnings improvement to $6.5 million in 1996 from $1.6 million in 1995. The 2.5% full year sales increase to $610.2 million this year from $595.3 million in 1995 included an 11% fourth quarter improvement. Debt and related interest expense declined during 1996 principally from working capital reductions, although the purchase of assets and license rights from the Plaid Clothing Group, Inc. ("Plaid") at fiscal year end, for approximately $27 million, caused the November 30 debt level to slightly exceed the year end 1995 amount.

  The Company operates exclusively in the apparel business. Its operations are comprised of (i) Men's Apparel Group ("MAG"), which designs, manufactures and markets men's tailored clothing on a wholesale basis, principally through its Hart Schaffner & Marx, Intercontinental Branded Apparel, Hickey-Freeman and, for 1997, the brands acquired from Plaid; slacks and sportswear (including golfwear) are marketed principally through its Trans-Apparel Group, Biltwell, Bobby Jones and Robert Comstock Apparel business units; and (ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs. In July 1995, the Company sold its Kuppenheimer business, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing sold exclusively through Kuppenheimer operated retail stores. This disposition completed the Company's previously announced strategy to eliminate its retail businesses and, accordingly, Kuppenheimer's operating results prior to disposition have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings for the years ended November 30, 1995 and 1994.

RESULTS OF OPERATIONS

  Consolidated sales were $610.2 million in 1996, $595.3 million in 1995 and $621.8 million in 1994. The 2.5% increase in 1996 compared to 1995 was achieved after replacing over $16 million of revenues with retail customers no longer in business with sales to other customers. The Company's leading brands, Hickey-Freeman and Hart Schaffner & Marx, recorded a combined sales gain of 6% overall, and over 11% when excluding the retailers no longer in business. Golfwear sales of $50 million increased 15% over last year. Sales in the moderate price businesses declined $5 million or 1.2% and continuing margin pressures adversely affected pre-tax income. Women's sales increased 5.9%. The 4.3% consolidated sales decline in 1995 compared to 1994 was principally attributable to the moderately priced branded and private label product lines, as the higher price point brands, such as Hickey-Freeman, Hart Schaffner & Marx and Bobby Jones, achieved increases.

  Consolidated 1996 pre-tax income improved to $6.5 million from $1.6 million in 1995, although not fully recovered from 1994's $9.1 million. As discussed below, results for each year reflected recognition of non-cash income tax benefits of $17.3 million in 1996, $19.8 million in 1995 and $10.0 million in 1994 associated with operating loss carryforwards expected to be realized in future periods. After considering these tax benefits, consolidated net earnings before discontinued operation and extraordinary items were $23.8 million or $.72 per share in 1996, $21.4 million or $.66 per share in 1995 and $19.1 million or $.59 per share in 1994. Fiscal 1996 consolidated results included a $.7 million or $.02 per share extraordinary gain associated with the purchase of $14.7 million of the Company's 10 7/8% Senior Subordinated Debentures. The loss on discontinued operation in 1995 aggregated $18.3 million or $.56 per share and related to Kuppenheimer, consisting of an $18.1 million loss on the sale and $.2 million operating loss incurred before disposition. In 1994, Kuppenheimer's after-tax earnings were $.9 million or $.03 per share. Fiscal 1994 consolidated results included a $3.9 million or $.12 per share extraordinary charge associated with the early repayment of loans associated with the 1994 debt refinancing. After consideration of the discontinued operation and extraordinary items, net earnings were $24.6 million or $.74 per share in 1996, $3.1 million or $.10 per share in 1995 and $16.1 million or $.50 per share in 1994.

  The following summarizes sales and earnings before interest and taxes ("EBIT") for the Company's business groups (in millions):

                                                         YEAR ENDED NOVEMBER
                                                                 30,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
      Sales:
        Men's Apparel Group............................. $559.1  $547.1  $569.6
        Women's Apparel Group...........................   51.1    48.2    52.2
                                                         ------  ------  ------
          Total......................................... $610.2  $595.3  $621.8
                                                         ======  ======  ======
      EBIT:
        Men's Apparel Group............................. $ 30.3  $ 32.1  $ 46.3
        Women's Apparel Group...........................    3.6    (1.3)   (4.1)
        Other and adjustments...........................  (10.7)   (9.3)  (12.1)
                                                         ------  ------  ------
          Total......................................... $ 23.2  $ 21.5  $ 30.1
                                                         ======  ======  ======

  MAG sales were $559 million in 1996, $547 million in 1995 and $570 million in 1994. The 2.2% increase in 1996 compared to 1995 reflected the strength of the Hart Schaffner & Marx and Hickey-Freeman brands, as well as improvements in golfwear sales. Revenues in the businesses marketing moderately priced apparel declined 1.2%. Sales in each year were also impacted by the decline in volume with The Hastings Group, Inc. ("Hastings"), the successor business to HSSI, Incorporated, which was sold by Hartmarx in September, 1992. There were no sales to Hastings in 1996 compared to $15 million in 1995 and $27 million in 1994. The 4.0% decrease in 1995 MAG revenues compared to 1994 reflected the generally weak retail environment for apparel and inventory liquidations of several competitors operating in bankruptcy, which primarily affected the sales and margins in moderately priced branded and private label product lines. The businesses positioned in the upper end of the tailored clothing market, which include the Hickey-Freeman and Hart Schaffner & Marx brands, produced a 4% sales increase. Sales of Bobby Jones golfwear, also marketed at the upper end price points, increased significantly. MAG EBIT was $30 million in 1996 compared to $32 million in 1995 and $46 million in 1994. Tailored clothing represented the most significant contributor to earnings in each year. The $2 million decline in 1996 EBIT compared to 1995 primarily reflected industry-wide conditions adversely affecting gross margins in the moderately priced businesses, partially offset by improvement in the Hart Schaffner & Marx, Hickey-Freeman and Bobby Jones higher price point businesses. The decline in 1995 MAG EBIT compared to 1994 primarily reflected the lower sales, the industry-wide conditions adversely affecting gross margins and LIFO expense of $2.1 million in 1995 compared to LIFO income of $2.3 million in 1994.

  Women's Apparel Group sales, comprising approximately 8% of the consolidated total in each year, aggregated $51 million in 1996, $48 million in 1995 and $52 million in 1994. Sales at IWA increased in 1996, reflecting the focusing of its business on the Austin Reed line. Its decrease in 1995 was principally attributable to two product lines discontinued in 1994. Barrie Pace catalog sales declined slightly in each year. Women's Apparel Group earnings before interest and taxes were $4 million in 1996 compared to losses of $1 million in 1995 and $4 million in 1994. The IWA business earned over $3 million in 1996 following a breakeven in 1995 and a loss in 1994 of $5 million. The improvement was principally associated with the growth of its Austin Reed line and the favorable impact after discontinuing two unprofitable product lines in 1994. The Barrie Pace business operated at just above a breakeven in 1996 following a $1 million loss in 1995 and $1 million earnings in 1994. Barrie Pace results for 1995 and 1994 were unfavorably impacted by lower relative response rates on an increased number and size of catalogs distributed and accelerating postage and paper costs; the 1996 improvement reflected implementation of expense reduction actions and enhanced productivity of the catalogs distributed.

  Gross Margins. The consolidated gross margin percentage of sales was 24.0% in 1996, 24.8% in 1995 and 26.1% in 1994. Gross margins in 1996 were adversely impacted by $2.3 million of start-up costs, associated with the Company's off-shore production facilities, affecting the gross margin rate by .4%; start-up costs in 1997 are anticipated to be minimal. Gross margins reflected LIFO expense of $.1 million in 1996 and $2.1 million in 1995, compared to LIFO income of $2.3 million in 1994. LIFO expense produced an unfavorable impact on consolidated gross margin of .4% in 1995 compared to a favorable impact of .4% in 1994. The MAG gross margin percentage declined in 1996 compared to 1995 and in 1995 compared to 1994. The 1996 reduction reflected the continuing margin pressures in the moderately priced product lines, which have been those most susceptible to the continuing industry margin pressures, and the $2.3 million of start-up costs; gross margins in the higher priced point businesses improved compared to 1995. The 1995 reduction compared to 1994 was principally attributable to the moderately priced and private label tailored clothing product lines. The gross margin percentage of sales in both 1995 and 1994 was also influenced by the effect of LIFO as described above. In the women's businesses, the gross margin ratio improved in 1996 principally attributable to the significant percentage of business in the Austin Reed line which produced better margins compared to other brands; the Barrie Pace gross margin rate also improved. The women's gross margin ratio also improved in 1995 compared to 1994, principally from inventory dispositions in 1994 associated with discontinued product lines in the IWA business; however, margins declined in the catalog business due to a greater proportion of units sold at less than full price.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses declined to $128 million in 1996 from $133 million in 1995 and $140 million in 1994, and also decreased as a percentage of sales to 20.9% in 1996 from 22.3% in 1995 and 22.5% in 1994. The $5 million decline in fiscal 1996 was principally attributable to the Company's expense control programs which included increased sharing of administrative services among the individual operating units. In 1995, operating expenses declined from the lower sales in both MAG and the Women's Apparel Group compared to 1994, and also from expense reduction programs effected in their businesses. Operating expenses in 1995 included non-recurring items, which together adversely affected the 1995 expense to sales ratio by .2%.

  Advertising expenditures, including costs related to the Barrie Pace catalog, were $20 million in 1996 compared to $22 million in 1995 and $19 million in 1994, representing 3.2%, 3.6% and 3.0% of consolidated sales, respectively. The decrease in 1996 primarily reflected lower costs associated with Barrie Pace; MAG advertising expenditures were comparable to 1994's level. The increased 1995 advertising compared to 1996 and 1994 reflected higher expenditures in MAG related to the introduction of new brands, along with higher costs associated with distributing more catalogs in the Barrie Pace business.

  In 1996, the Company adopted the disclosure provision of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under this statement, the Company retained its current method of accounting for stock compensation.

  Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $4.3 million in 1996, $6.4 million in 1995 and $7.3 million in 1994. The decline in each year principally related to the sale of certain license rights in 1995 and 1994.

  Earnings before Interest, Taxes, Discontinued Operation and Extraordinary Items (EBIT). EBIT was $23.2 million in 1996, $21.5 million in 1995 and $30.1 million in 1994, representing 3.8%, 3.6% and 4.8% of sales, respectively. The improvement in 1996 from 1995 was principally attributable to operating expense reductions, partially offset by the lower gross margin ratio. The decline in 1995 compared to 1994 was principally attributable to a decline in the gross margin rate.

  Interest Expense. Interest expense was $17 million in 1996, $20 million in 1995 and $21 million in 1994. The decline in each year reflected lower average borrowings, primarily from working capital reductions and cash earnings. Interest rates on credit facility borrowings declined in 1996 compared to 1995; interest expense in 1996 was favorably affected by approximately $.4 million from the repurchase of $14.7 million face value of the Company's 10 7/8% senior subordinated debentures utilizing credit facility availability. The Company's weighted average short term borrowing rate was 7.4% in 1996, 8.5% in 1995 and 7.5% in 1994. Interest expense included non-cash amortization of financing fees and expenses of $1.0 million in 1996, $1.4 million in 1995 and $1.7 million in 1994. The effective interest rate for all borrowings, including amortization costs, was 9.9% in 1996, 10.4% in 1995 and 9.6% in 1994.

  Income Taxes. The recorded tax benefit in each year was determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). FAS 109 requires, among other things, the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, a periodic evaluation of the likelihood that the deferred tax assets are realizable and the establishment of a valuation allowance, in certain circumstances, to offset deferred tax assets to the extent realization is not considered more likely than not.

  During fiscal 1996, 1995 and 1994, the Company evaluated its deferred tax asset and reversed a portion of its valuation allowance, resulting in a recognized tax benefit of $17.3 million, $19.8 million and $10.0 million, respectively. Among the factors considered in this year's recognition were:

    . a history of sustained profitability of the core MAG businesses, even during the 1990-1992 loss years which included operating losses from retail businesses subsequently sold or liquidated;

    . 1996 operating results improved compared to 1995, but earnings have not yet recovered to either the 1994 level or to the historical amounts earned in the 1980s. Aggregate pre-tax earnings from continuing operations for the four years following the restructuring in 1992 were approximately $25 million;

    . the Company's income prospects in future years after consideration of the $169 million available operating loss carryforwards, the substantial portion of which do not expire until the 2007-2010 period. Utilization of the entire available tax loss carryforwards by 2007 would require annual taxable income to average approximately $15 million.

  As the Company does expect to achieve positive earnings for both financial reporting and tax purposes in future years, it was concluded that the more likely than not criteria appropriately justified the recognition of a portion of the available tax benefits. After giving effect to the benefit of future operating loss carryforwards and other timing differences recognized, the remaining valuation reserve at November 30, 1996 was $15.0 million. Earnings and shareholders' equity would be accordingly increased upon the determination that the realization of the remaining reserved tax asset is more likely than not. (Also see "Liquidity and Capital Resources" for further discussion of deferred tax assets and remaining operating loss carryforwards.)

LIQUIDITY AND CAPITAL RESOURCES

  During 1994, the Company replaced its $307 million borrowing facility, originally due to mature on December 30, 1995, with $100 million of public senior subordinated debentures, a $175 million Revolving Credit Facility with a nine member lending group ("Credit Facility") and the private placement of $15.5 million of industrial development bonds issued by development authorities in prior years and maturing in 2015. The 1994 refinancing accomplished several of the Company's objectives, including extending maturities, reducing the level of borrowings subject to interest rate variability and establishing a separate working capital facility providing greater flexibility in addressing the Company's seasonal borrowing requirements.

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

  Net cash provided by operating activities was $26 million in 1996 compared to $22 million in 1995 and $56 million in 1994. The improvement in 1996 compared to 1995 was attributable to both the higher earnings and working capital reductions during the year. The decline in 1995 compared to 1994 was principally attributable to a smaller reduction in working capital than in 1994 and the lower earnings. At November 30, 1996, net accounts receivable of $135.6 million increased $27.1 million from November 30, 1995. Excluding the receivables acquired as a result of the Plaid asset purchase, the increase was $9.5 million or 8.8%, principally reflecting the higher fourth quarter sales. The allowance for doubtful accounts was $10.0 million compared to $7.9 million last year, representing 6.8% of gross receivables in each year. Inventories of $165.9 million at November 30, 1996 increased $11.0 million from November 30, 1995. Excluding the amounts acquired as a result of the Plaid asset purchase, inventories declined approximately $15 million or 9.8%, principally attributable to inventory reductions in the moderately priced businesses. Inventory turn, which improved in 1996 compared to 1995, was at the 1994 level.

  Recoverable and deferred income taxes at November 30, 1996 aggregated $54.9 million compared to $38.0 million at November 30, 1995. The balance at November 30, 1996 reflected a valuation allowance of $15.0 million ($34.9 million at November 30, 1995) principally related to tax assets associated with prior years' operating losses. As discussed previously under "Income Taxes", the Company has evaluated and will continue to evaluate the necessity for the valuation allowance taking into consideration such factors as earnings trends and prospects, anticipated reversal of temporary differences between financial and taxable income, the expiration or limitations of operating loss carryforwards and available tax planning strategies (including the ability to adopt the FIFO inventory method for those inventories currently valued under the LIFO valuation method). Approximately $43.3 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected utilization of future operating loss carryforwards. At November 30, 1996, the Company had approximately $169 million of federal tax operating loss carryforwards available to offset future taxable income.

  At November 30, 1996, net properties were $43.9 million compared to $44.6 million at November 30, 1995. Capital additions during 1996 were $8.2 million compared to $8.4 million in 1995. Depreciation expense was $8.3 million in 1996 and $8.6 million in 1995. Capital additions are expected to be principally funded from cash generated from operating activities. The capital expenditure limitations contained in the Company's current borrowing agreements are not expected to result in delaying capital expenditures otherwise planned by the Company.

  At November 30, 1996, total debt of $168.5 million reflected the $27 million outlay for the purchase of the Plaid assets and was $5.3 million higher than the year earlier level. Excluding this payment, November 30 debt levels were favorable to last year by $22 million. The Company's guarantee of a $2.5 million industrial development bond assumed by Kuppenheimer is included in long term debt as a result of Kuppenheimer filing for protection under Chapter 11 of the United States Bankruptcy Code in August 1996. The $20 million of notes payable classified as current at November 30, 1996 reflects the anticipated debt reduction during fiscal 1997 under the Company's long term credit facility arrangements. Total debt, including short term borrowings and current maturities, represented 51% of the total $330 million capitalization at November 30, 1996, compared to 55% at November 30, 1995, with the improvement principally resulting from the trailing year earnings. Total additional borrowing availability at November 30, 1996, after reflecting the $27 million paid for the Plaid assets, was approximately $77 million.

  Shareholders' equity of $162.0 million at November 30, 1996 represented $4.85 book value per share compared to $4.11 book value per share at November 30, 1995. The $27.5 million equity increase during 1996 reflected the net earnings for the year, ongoing equity sales to employee benefit plans and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan. Dividends have not been paid since 1991 and no dividends are anticipated to be declared during fiscal 1997. The current Credit Facility restricts, but does not prohibit, the payment of dividends.

  Considering the impact of inflation, the current value of net assets would be higher than the Company's $162 million book value after reflecting the Company's use of LIFO inventory method and increases in the value of the properties since acquisition. Earnings would be lower than reported, assuming higher depreciation expense without a corresponding reduction in taxes.

OUTLOOK

  Industry conditions stabilized in the second half of 1996. This followed the unfavorable industry environment prevailing in 1995 and through the first half of 1996 characterized by generally weak sales of apparel at retail, increasing retailer bankruptcies and wholesale pricing pressures most affecting the moderately priced tailored clothing products. This more favorable condition contributed to the Company's improved second half and full year operating results compared to 1995 and has continued into early 1997.

  As noted previously, the Company purchased substantially all of the license rights, current assets, properties and operations of Plaid at 1996 fiscal year-end. The owned and licensed men's tailored clothing brands acquired include the Burberrys, Evan-Picone, Claiborne, Palm Beach and Brannoch product lines. It is anticipated that these product lines will generate aggregate sales in excess of $90 million in fiscal 1997. After considering the incremental borrowing costs associated with financing the $27 million paid for the Plaid assets, it is expected that fiscal 1997 cash operating earnings attributable to the product lines acquired will approximate the borrowing costs. In subsequent years, the impact is expected to be increasingly favorable, resulting from the consolidation of production facilities and reduced general and administrative expenses arising from the integration of certain functions with those of existing Company operating units.

  The Company's preeminent position in tailored clothing has been enhanced by the brands acquired from Plaid as noted above. Also, recent initiatives in the Tommy Hilfiger, Perry Ellis and Daniel Hechter brands are expected to contribute to enhanced revenues. In 1997, the initial tailored clothing products under the Kenneth Cole label will be delivered. The Company has also designated sportswear, including golf apparel, as an important source for revenue and earnings growth. The introduction of Tommy Hilfiger casual slacks in Fall 1996 has been received favorably by both retailers and consumers. Deliveries were also initiated in Fall 1996 of the Hickey-Freeman sportswear line, emphasizing casual dressing for the affluent Hickey-Freeman core customer, including a separately designed line of sportcoats, slacks, sweaters and shirts. Hart Schaffner & Marx will be shipping its introductory line of casual products for the Fall 1997 season, addressing the less formal apparel needs of its tailored business apparel consumer. In October 1996, the Company and Robert Comstock, a designer of quality sportswear and leather clothing products, formed Robert Comstock Apparel, Inc. to design and market products under the Robert Comstock label, with each party retaining a 50% interest. Continued growth is anticipated in the golf-inspired collections marketed by the Bobby Jones division of Hickey-Freeman and the Jack Nicklaus division following the 15% golfwear sales increase in 1996 compared to 1995. These golf lines, which include women's apparel marketed under these brand labels, are well established in pro shops, as well as in fine department and specialty stores. In the Women's Apparel Group, demand for the Austin Reed women's line of tailored coats, pants and dresses has been strong, augmented by the moderately priced Hawksley and Wight line first delivered in Spring 1996.

  The current apparel environment has been, and continues to be highly competitive, characterized by stable or declining wholesale prices. Gross margin enhancement remains a high priority, and is being addressed through more effective material purchasing and utilization techniques, improved manufacturing methods in Company operated production facilities and from a greater percentage of foreign sourcing. Selling, general and administrative expenses during 1996 were reduced both in absolute dollars and as percentage of revenues. While preserving the autonomy of the various marketing companies, the ongoing programs to leverage resources in the accounting, credit and information systems areas continue, with the objective of further reducing the operating expense ratio to sales.

  Debt and related interest expense reduction continue as important elements to enhanced profitability. Excluding the $27 million paid for the Plaid acquisition at fiscal year-end 1996, total debt declined $22 million compared to year end 1995 and interest expense decreased $3.2 million from 1995 levels, principally from the working capital reductions and cash earnings. Interest savings of approximately $.4 million in 1996 resulted from

$14.7 million of public market purchases of the Company's 10 7/8% senior subordinated debentures utilizing Credit Facility availability; approximately $9 million of additional debenture repurchases are permitted under the Company's Credit Facility.

  The recent stabilization in industry conditions, the anticipated revenue growth from acquisitions and product line extensions, and continuing emphasis on cost control and debt reduction covering all aspects of operations are expected to collectively contribute to an improved earnings performance in 1997.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Financial Statements:
  Report of Independent Accountants........................................  15
  Consolidated Statement of Earnings for the three years ended November 30,
   1996....................................................................  16
  Consolidated Balance Sheet at November 30, 1996 and 1995.................  17
  Consolidated Statement of Cash Flows for the three years ended November
   30, 1996................................................................  18
  Consolidated Statement of Shareholders' Equity for the three years ended
   November 30, 1996.......................................................  19
  Notes to Consolidated Financial Statements...............................  20
  Financial Statement Schedules
    Schedule VIII -- Valuation and Qualifying Accounts..................... F-1

    Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:
  Quarterly Financial Summary (unaudited)..................................  33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
January 14, 1997

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

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                              FISCAL YEAR ENDED NOVEMBER 30,
                                             ---------------------------------
                                                1996       1995        1994
                                             ---------- ----------  ----------
Net sales................................... $  610,180 $  595,272  $  621,847
Licensing and other income..................      4,263      6,429       7,277
                                             ---------- ----------  ----------
                                                614,443    601,701     629,124
                                             ---------- ----------  ----------
Cost of goods sold..........................    463,533    447,414     459,295
Selling, general and administrative
 expenses...................................    127,699    132,806     139,720
                                             ---------- ----------  ----------
                                                591,232    580,220     599,015
                                             ---------- ----------  ----------
Earnings before interest, taxes,
 discontinued operation and extraordinary
 items......................................     23,211     21,481      30,109
Interest expense............................     16,681     19,851      20,988
                                             ---------- ----------  ----------
Earnings before taxes, discontinued
 operation and extraordinary items..........      6,530      1,630       9,121
Tax benefit.................................     17,300     19,800       9,992
                                             ---------- ----------  ----------
Earnings before discontinued operation and
 extraordinary items........................     23,830     21,430      19,113
                                             ---------- ----------  ----------
Discontinued operation:
 Operating earnings (loss), net of tax
  benefit...................................        --        (183)        897
 Loss on disposition, net of $.4 million tax
  benefit...................................        --     (18,100)        --
                                             ---------- ----------  ----------
                                                    --     (18,283)        897
                                             ---------- ----------  ----------
Net earnings before extraordinary items.....     23,830      3,147      20,010
Extraordinary items, net....................        725        --       (3,862)
                                             ---------- ----------  ----------
Net earnings................................ $   24,555 $    3,147  $   16,148
                                             ========== ==========  ==========
Earnings per share:
 Continuing operations...................... $      .72 $      .66  $      .59
 Discontinued operation.....................        --        (.56)        .03
                                             ---------- ----------  ----------
 Before extraordinary items................. $      .72 $      .10  $      .62
                                             ========== ==========  ==========
 After extraordinary items.................. $      .74 $      .10  $      .50
                                             ========== ==========  ==========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000'S OMITTED)

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................. $   2,844  $   5,700
  Accounts receivable, less allowance for doubtful
   accounts of $9,983 in 1996 and $7,920 in 1995.........   135,554    108,486
  Inventories............................................   165,913    154,898
  Prepaid expenses.......................................     4,555      3,471
  Recoverable and deferred income taxes..................    11,600      6,938
                                                          ---------  ---------
    Total current assets.................................   320,466    279,493
                                                          ---------  ---------
INVESTMENTS AND OTHER ASSETS.............................    22,579     21,438
                                                          ---------  ---------
DEFERRED INCOME TAXES....................................    43,285     31,081
                                                          ---------  ---------
PROPERTIES
  Land...................................................     2,628      2,626
  Buildings and building improvements....................    48,758     47,837
  Furniture, fixtures and equipment......................   106,128     98,626
  Leasehold improvements.................................    16,767     18,963
                                                          ---------  ---------
                                                            174,281    168,052
  Accumulated depreciation and amortization..............  (130,372)  (123,428)
                                                          ---------  ---------
    Net properties.......................................    43,909     44,624
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 430,239  $ 376,636
                                                          =========  =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.......................................... $  20,000  $  10,000
  Current maturities of long term debt...................       100        497
  Accounts payable.......................................    40,581     33,877
  Accrued payrolls.......................................    19,338     17,276
  Other accrued expenses.................................    39,826     27,714
                                                          ---------  ---------
    Total current liabilities............................   119,845     89,364
                                                          ---------  ---------
LONG TERM DEBT, less current maturities..................   148,428    152,781
                                                          ---------  ---------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized
   and unissued..........................................        --         --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 33,365,317 in 1996 and 32,759,797 in 1995......    83,413     81,899
  Capital surplus........................................    77,355     76,771
  Retained earnings (deficit)............................    10,471    (14,084)
  Unearned employee benefits.............................    (9,273)   (10,095)
                                                          ---------  ---------
  Shareholders' equity...................................   161,966    134,491
                                                          ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $ 430,239  $ 376,636
                                                          =========  =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                (000'S OMITTED)

                                                   FISCAL YEAR ENDED NOVEMBER
                                                              30,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Increase (Decrease) in Cash and Cash Equivalents.
Cash Flows from operating activities:
  Net earnings, including discontinued operation
   and extraordinary items.......................  $ 24,555  $  3,147  $ 16,148
  Reconciling items to adjust net earnings to
   net cash provided by operating activities:
    Extraordinary items, net.....................      (725)      --      3,862
    Depreciation and amortization................     9,269     9,987    13,771
    Changes in:
      Accounts receivable........................    (8,800)    5,608     5,845
      Inventories................................    16,171    (2,044)   10,471
      Prepaid expenses...........................      (242)    1,718     7,402
      Other assets...............................      (187)   (5,103)   (3,152)
      Accounts payable and accrued expenses......     3,425    11,087    11,381
      Taxes and deferred taxes...................   (17,316)  (21,204)  (10,093)
    Loss on sale of discontinued operation.......       --     18,100       --
    Cash provided by discontinued operation......       --        392       --
                                                   --------  --------  --------
Net cash provided by operating activities........    26,150    21,688    55,635
                                                   --------  --------  --------
Cash Flows from investing activities:
  Cash paid for acquisitions.....................   (27,993)   (3,380)      --
  Capital expenditures                              (8,207)    (8,441)   (7,124)
  Cash received re disposition, net of subsidiary
   cash..........................................       --     12,000       --
                                                   --------  --------  --------
Net cash provided by (used in) investing
 activities......................................   (36,200)      179    (7,124)
                                                   --------  --------  --------
Cash Flows from financing activities:
  Purchase of $14.7 million principal amount of
   10 7/8% Senior Subordinated Debentures, net...   (13,037)      --        --
  Increase (decrease) in notes payable...........    17,810   (21,310)  (43,020)
  Decrease in other long term debt...............      (499)     (657)     (697)
  Other equity transactions......................     2,920     2,977     3,222
  Proceeds from issuance of 10 7/8% Sr. Sub.
   Notes, net....................................       --        --     96,572
  Proceeds from Credit Facility financing........       --        --    132,727
  Payment from borrowings under prior financing
   agreement.....................................       --        --   (235,999)
                                                   --------  --------  --------
Net cash provided by (used in) financing
 activities......................................     7,194   (18,990)  (47,195)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    (2,856)    2,877     1,316
Cash and cash equivalents at beginning of year...     5,700     2,823     1,507
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $  2,844  $  5,700  $  2,823
                                                   ========  ========  ========
Supplemental cash flow information
  Net cash paid (received) during year for:
    Interest expense.............................  $ 16,100  $ 19,000  $ 16,700
    Income taxes.................................    (2,600)    1,400       800


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                                            RETAINED   UNEARNED
                                      PAR VALUE OF CAPITAL  EARNINGS   EMPLOYEE
                                      COMMON STOCK SURPLUS  (DEFICIT)  BENEFITS
                                      ------------ -------  ---------  --------
Balance at November 30, 1993.........   $79,878    $74,256  $(33,379)  $(11,758)
  Net earnings for the year..........                         16,148
  Issuance of 309,815 shares,
   primarily to employee benefit
   plans.............................       774        843
  Stock options exercised (7,079
   shares including 6,250 shares
   issued upon exercise of 6,250
   $1.00 Director Stock Options).....        18         22
  Issuance of 209,442 shares for
   Restricted Stock Awards...........       524        942               (1,466)
  Allocation of unearned employee
   benefits..........................                                     1,565
                                        -------    -------  --------   --------
Balance at November 30, 1994.........    81,194     76,063   (17,231)   (11,659)
  Net earnings for the year..........                          3,147
  Issuance of 278,160 shares,
   primarily to employee benefit
   plans.............................       695        697
  Stock options exercised (3,387
   shares issued upon exercise of
   3,837 $1.00 Director Stock
   Options)..........................        10         11
  Allocation of unearned employee
   benefits..........................                                     1,564
                                        -------    -------  --------   --------
Balance at November 30, 1995.........    81,899     76,771   (14,084)   (10,095)
  Net earnings for the year..........                         24,555
  Issuance of 473,020 shares,
   primarily to employee benefit
   plans.............................     1,183        992
  Long-term incentive plan awards for
   132,500 shares....................       331        456                 (787)
  Allocation of unearned employee
   benefits..........................                 (864)               1,609
                                        -------    -------  --------   --------
Balance at November 30, 1996.........   $83,413    $77,355  $ 10,471   $ (9,273)
                                        =======    =======  ========   ========



         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

  Principles of Consolidation--The Company and its subsidiaries (the "Company") are engaged in the manufacturing and marketing of quality men's and women's apparel to independent retailers and through catalog sales. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates--The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates, but management believes such differences will not materially affect the Company's financial position, results of operations or cash flows.

  Revenue Recognition--Sales are recognized at the time the order is shipped. Catalog sales are net of expected returns and exclude sales taxes.

  Cash and Cash Equivalents--The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

  Inventories--Inventories are stated at the lower of cost or market. At November 30, 1996 and 1995, approximately 49% and 42% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

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

  Impairment of Long-Lived Assets--If facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

  Income Taxes--Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Advertising Costs--Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Recognition of advertising costs is in conformance with the provisions of The American Institute of Certified Public Accountants Statement of Position 93-7, Reporting of Advertising Costs. Advertising costs of $19.5 million in 1996, $21.7 million in 1995 and $18.8 million in 1994 are included in the accompanying Statement of Earnings. Prepaid expenses at November 30, 1996 includes deferred advertising costs of $1.2 million ($2.1 million at November 30, 1995), which will be reflected as an expense during the quarterly period benefited.

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

  Retiree Medical Plan--A contributory health insurance plan is made available to non-union retired employees and eligible dependents. Approximately 170 retired employees are currently participating. Employees who were participating in and eligible to receive medical benefits under the Hartmarx Group Life Insurance, Medical and Dental Plan, and were also participating in the Hartmarx Savings-Investment Plan and the Hartmarx Retirement Income Plan at the time of retirement are eligible to participate in the plan. Retirees who elect to receive coverage make contributions which offset the cost of the retiree plan. Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions. Adoption of the statement had no impact on cash flows and there was no effect on either net income or shareholders' equity.

  Other Post-Employment Benefits--Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112--Employers' Accounting for Postemployment Benefits. As the Company's accounting practices were substantially consistent with the provisions of this statement, adoption did not impact financial condition or results of operations. Post-employment benefit expense was not significant in any of the three years ended November 30, 1996.

  Stock Options--When stock options are exercised, common stock is credited for the par value of shares issued and capital surplus is credited with the consideration in excess of par. For stock appreciation rights, compensation expense is recognized on the aggregate difference between the market price of the Company's stock and the option price only when circumstances indicate that the right, and not the option, will be exercised. Compensation expense related to restricted stock awards is recognized over the vesting period. For director stock options and director deferred stock awards, compensation expense is recognized at the date the option is granted or the award is made to the outside director. In 1996, the Company adopted the disclosure provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. As permitted under this Statement, the Company retained its current method of accounting for stock compensation.

  Concentrations of Credit Risk and Financial Instruments--Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number and diversity of customers comprising the Company's customer base. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

  The largest customer represented approximately 18% and 16% of consolidated sales in 1996 and 1995, respectively. Accounts receivable from this customer represented approximately 10% and 7% of the Company's gross accounts receivable at November 30, 1996 and 1995, respectively.

  The Company also utilizes forward purchase contracts to limit the currency risks associated with purchase obligations denominated in foreign currencies. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in the period in which the purchase obligations are satisfied.

  The Company has entered into interest rate protection agreements from time to time based on management's assessment of market conditions; however, none were in effect at November 30, 1996 and 1995. In 1996 and 1995, no payments were made or received relating to interest rate protection agreements and payments made or received relating to the interest rate protection agreements in effect during fiscal 1994 were not significant.

  Per Share Information--The computation of earnings or loss per share in each year is based on the weighted-average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings per share was 33,021,000 in 1996, 32,631,000 in 1995 and 32,243,000 in 1994.

ACQUISITIONS

  On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights, current assets, properties and operations of the Plaid Clothing Group, Inc. and its subsidiaries ("Plaid") pursuant to an Asset Purchase Agreement ("Agreement"). Plaid has been operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code since July 17, 1995.

  Consideration for the assets acquired consisted of a cash payment of $27.1 million, assumption of $7.1 million of accounts payable and other scheduled accrued liabilities, a future royalty payment of 2% of the first year sales of certain product categories acquired in the transaction, less $.5 million, and certain other payments described in the Agreement. The cash paid for the assets purchased was made from available borrowing capacity under the Company's existing revolving credit facility which is in effect through July, 2000.

  Plaid's unsecured creditors will also receive the proceeds resulting from the potential to exercise a five year warrant to purchase 400,000 shares of the Company's common stock, exercisable at $5.50 per share, and the sale of the underlying shares, pursuant to a formula to be determined by the creditors' committee of Plaid.

  The acquired assets included license rights to manufacture and market men's tailored suits, sportcoats and slacks under the Burberrys, Claiborne and Evan-Picone brands, as well as ownership of the Palm Beach, Brannoch and other trade names. The inventory and receivables associated with the above described brands and trade names were also purchased along with production, warehouse and distribution facilities.

  The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed or anticipated based on fair values at the acquisition date. The excess of the fair values of the net assets less liabilities assumed and anticipated over the purchase price will be amortized on a straight line basis over five years. As the purchase was completed as of the end of the Company's 1996 fiscal year, no results of operations for the Plaid assets acquired are includable in the Statement of Earnings for 1996. The following pro forma information has been prepared assuming that the acquisition of assets had taken place at the beginning of the respective periods along with adjustments for depreciation expense, amortization of negative goodwill and interest expense that would have been incurred to finance the acquisition. The pro forma information reflects only the revenues, cost of goods sold and operating expenses related to the product lines acquired from Plaid for the respective years, as Plaid's historical results also included restructuring, bankruptcy and other related expenses and liabilities. The same net tax benefit rate reflected in the historical financial statements has been used in the determination of pro forma results. The pro forma financial information does not purport to be indicative of Hartmarx' results of operations that would actually have been obtained had the transaction been completed on the assumed dates, or to project Hartmarx' results of operations at any future date or for any future period (amounts in millions):

      YEAR ENDED NOVEMBER 30 (UNAUDITED)                          1996   1995
      ----------------------------------                         ------ ------
      Sales..................................................... $713.1 $740.8
      Earnings from continuing operations, before discontinued
       operation and extraordinary item.........................   19.9   10.4
      Net earnings (loss).......................................   20.6   (7.9)
      Earnings (loss) per share:
        Continuing operations...................................    .60    .32
        After discontinued operation and extraordinary item.....    .62   (.24)

  In October 1996, the Company, along with an unaffiliated entity, formed Robert Comstock Apparel, Inc. ("Comstock") which purchased certain receivables and inventory aggregating approximately $1 million from a corporation owned by Robert Comstock, a designer of quality sportswear and leather clothing. The Company and Robert Comstock each retain a 50% interest in Comstock. During 1995, the Company acquired a slack manufacturing facility in Mexico and a coat and slack manufacturing factory in Costa Rica. The activities of these facilities since the respective date of acquisition are included in the accompanying financial statements. Pro forma results of operations have not been presented related to these transactions as the effects of these acquisitions were not significant.

SALE OF SUBSIDIARY

  On July 27, 1995, the Company sold the capital stock of Kuppenheimer, its vertically integrated factory direct-to-consumer business. The Company received $12 million cash at closing and under the terms of the Agreement, an additional $2 million plus interest is due, payable in specified amounts through May 1, 1999. In connection with the Company's ongoing guaranty of a $2.5 million industrial development bond retained by Kuppenheimer, the purchaser has issued a separate $2.5 million note for the purchase of associated real estate secured by a first mortgage on that property. Kuppenheimer's operating results for 1995 and 1994, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings. Discontinued operation also reflects a loss on disposition of $18.1 million, net of tax benefit, representing the loss on the sale of stock, expenses directly related to the disposition and operating losses from the measurement date to the disposition date. In August 1996, Kuppenheimer filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result, the Company's ongoing guarantee of the $2.5 million IDB has been included in long-term debt at November 30, 1996.

FINANCING

  During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Proceeds from these two transactions ("1994 Refinancing") were utilized to repay $236 million of borrowings then outstanding related to the Company's principal lending facility then in effect. The prior facility was terminated upon completion of the Notes and Credit Facility transactions and an extraordinary charge of $3.9 million, net of a $.1 million tax benefit, was recorded in the second fiscal quarter of 1994 representing the loss from early extinguishment of the prior debt.

  Credit Facility amendments in July 1995, November 1995, and January 1996, among other things, resulted in a reduction in fees, administrative charges, and effective borrowing rates, adjustment of certain covenants and the extension of the term from March 1997 to July 2000. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates selected by the Company which are either
(i) LIBOR plus 1.75% or (ii) the prime rate of a major bank. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

  During fiscal 1996, the Company purchased $14.7 million face value of its Notes (substantially all of which occurred in the first quarter) at a discount, resulting in an extraordinary gain of $.7 million or $.02 per share, net of $.4 million tax provision.

  At November 30, 1996 and 1995, long term debt, less current maturities, comprised the following (000's omitted):

                                                                1996     1995
                                                              -------- --------
      Notes payable.......................................... $ 63,400 $ 45,590
      10 7/8% Senior Subordinated Notes, net.................   84,909   99,470
      Industrial development bonds...........................   17,487   17,853
      Other debt.............................................    2,732      365
                                                              -------- --------
                                                               168,528  163,278
      Less--current maturities...............................   20,100   10,497
                                                              -------- --------
      Long term debt......................................... $148,428 $152,781
                                                              ======== ========

  Industrial development bonds, which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $10.6 million at November 30, 1996. Interest rates on the various borrowing agreements range from 5.0% to 8.5% (average of 7.4% at November 30, 1996 and 7.5% at November 30, 1995). Two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

  Other long term debt includes installment notes and mortgages and the Company's ongoing guarantee of a $2.5 million industrial development bond retained by Kuppenheimer, which is due September 1, 2007. Interest rates ranged from 8% to 11.5% per annum (average of 8.5% at November 30, 1996 and 8.7% at November 30, 1995).

  Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $4.7 million at November 30, 1996 and $5.2 million at November 30, 1995.

  The approximate principal reductions required during the next five fiscal years, including reductions under the Credit Facility which expires in 2000, are as follows: $.1 million in 1997; $.1 million in 1998; $.1 million in 1999; $63.5 million in 2000; $.1 million in 2001.

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

  Information related to loan repayments by the ESOP are as follows (000's omitted):

                                                            1996   1995   1994
                                                           ------ ------ ------
      Principal payments.................................. $1,002 $  911 $  526
      Interest payments...................................  1,042  1,133  1,171
                                                           ------ ------ ------
      Total loan payments made by ESOP.................... $2,044 $2,044 $1,697
                                                           ====== ====== ======

  As of November 30, 1996, 315,065 of the 620,155 shares of common stock have been allocated to the accounts of the ESOP participants.

NOTES PAYABLE

  The following summarizes information concerning notes payable (000's omitted):

                                                     1996     1995      1994
                                                    -------  -------  --------
      Outstanding at November 30................... $63,400  $45,590  $ 66,900
      Maximum month end balance during the year....  83,500   93,821   158,635
      Average amount outstanding during the year...  60,700   72,300   112,900
      Weighted daily average interest rate during
       the year....................................     7.4%     8.5%      7.5%
      Weighted average interest rate on borrowings
       at November 30..............................     7.9%     7.5%      8.2%

INVENTORIES

  Inventories at fiscal year end were as follows (000's omitted):

                                                             NOVEMBER 30,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
      Raw materials.................................. $ 49,248 $ 39,617 $ 42,296
      Work in process................................   25,151   21,687   29,015
      Finished goods.................................   91,514   93,594  112,036
                                                      -------- -------- --------
                                                      $165,913 $154,898 $183,347
                                                      ======== ======== ========

  The excess of current cost over LIFO costs for certain inventories was $34.9 million at November 30, 1996, $34.8 million at November 30, 1995 and $32.7 million at November 30, 1994.

TAXES ON EARNINGS

  The tax benefit (provision) is summarized as follows (000's omitted):

                                                       1996     1995     1994
                                                      -------  -------  -------
      Federal........................................ $   881  $   833  $   375
      State and local................................    (285)    (106)    (231)
                                                      -------  -------  -------
        Total current................................     596      727      144
                                                      -------  -------  -------
      Federal........................................  (3,196)  (1,527)  (3,512)
      State and local................................      --       --       --
                                                      -------  -------  -------
        Total deferred...............................  (3,196)  (1,527)  (3,512)
                                                      -------  -------  -------
      Change in valuation allowance..................  19,900   20,600   13,360
                                                      -------  -------  -------
        Total tax benefit............................ $17,300  $19,800  $ 9,992
                                                      =======  =======  =======

  The difference between the tax benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to pre-tax income, taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                      1996     1995     1994
                                                     -------  -------  -------
      Income from continuing operations............. $ 6,530  $ 1,630  $ 9,121
                                                     =======  =======  =======
      Tax provision computed at statutory rate...... $(2,220) $  (554) $(3,101)
      State and local taxes on earnings, net of
       federal tax benefit..........................    (188)     (70)    (155)
      Change in valuation allowance.................  19,900   20,600   13,360
      Other--net....................................    (192)    (176)    (112)
                                                     -------  -------  -------
        Total tax benefit........................... $17,300  $19,800  $ 9,992
                                                     =======  =======  =======

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

  In fiscal 1996, 1995 and 1994, $2.6 million, $.8 million and $3.4 million, respectively, of the valuation allowance offsetting the deferred tax asset associated with pre-tax income for financial reporting, was reversed. The Company reevaluated its deferred income tax asset and reversed additional valuation allowance related to this asset of $17.3 million, $19.8 million and $10.0 million in the fourth quarters of 1996, 1995 and 1994, respectively. The valuation allowance offsetting the deferred tax asset will continue to be evaluated in future periods.

  At November 30, 1995, the Company had a net deferred tax asset of $35.7 million comprised of deferred tax assets of $94.0 million less deferred tax liabilities aggregating $23.4 million and a $34.9 million valuation allowance. The principal deferred tax assets included $4.3 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes), operating loss carryforwards of $65.0 million, alternative minimum tax credit carryforwards ("AMT") of $4.8 million, and $19.4 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes. Deferred tax liabilities included excess tax over book depreciation of $2.4 million and $10.2 million related to employee benefits, principally pensions.

  At November 30, 1996, the Company had a net deferred tax asset of $54.0 million comprised of deferred tax assets of $94.1 million less deferred tax liabilities aggregating $25.1 million and a $15.0 million valuation allowance. The principal deferred tax assets included $5.0 million attributable to TRA items, net operating loss carryforwards of $59.2 million, AMT credit carryforwards of $5.0 million, and $24.9 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes. Deferred tax liabilities included excess tax over book depreciation of $2.3 million and $11.1 million related to employee benefits, principally pensions.

  As of November 30, 1996, the Company had approximately $169 million of tax operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards expire from 2007 to 2010. The $5.0 million of AMT tax credit carryforwards can be carried forward indefinitely.

LEASES

  The Company and its subsidiaries lease office, manufacturing, warehouse/distribution, showroom and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

  At November 30, 1996, total minimum rentals under noncancellable operating leases were as follows (000's omitted):

             YEARS                             AMOUNT
             -----                             -------
             1997............................. $ 6,416
             1998.............................   5,691
             1999.............................   5,229
             2000.............................   4,060
             2001.............................   2,468
             Thereafter.......................  13,603
                                               -------
             Total minimum rentals due........ $37,467
                                               =======

  Rental expense, including rentals under short term leases, aggregated $10.3 million, $11.1 million and $12.8 million in fiscal 1996, 1995 and 1994, respectively.

  Most leases provide for additional payments of real estate taxes, insurance, and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments, as part of the minimum rentals.

EMPLOYEE BENEFITS

 Pension Plans

  The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company, covering most of its union employees. The contribution rate of applicable payroll is based on the actuarially recommended amount necessary to fund the costs of the benefits. Pension costs relating to multi-employer plans were approximately $7.9 million in 1996, $8.5 million in 1995 and $8.7 million in 1994. The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans. The present value of accumulated benefits of one multi-employer plan is substantially in excess of the plan assets currently available for such benefits; if current actuarial assumptions are realized, including those relating to contractions in contributions by participating employers, the ratio of assets to liabilities would increase so that plan assets would eventually be sufficient to cover the accumulated benefit obligation.

  The employer participants in this underfunded multi-employer plan along with the Union of Needletrades, Industrial & Textile Employees and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement during 1996 intended to provide further clarity regarding the future of the plan. Among other things, employee benefits were frozen at existing levels and each employer's current and future contribution rate was frozen at 10.33% of wages. Each participating employer's maximum contingent withdrawal liability was individually capped as of December 31, 1994 and is being reduced by approximately 90% of the amounts contributed subsequent to January 1, 1996. Withdrawal liabilities arising from the bankruptcy of any participating employer will no longer be reallocated to the remaining participating employers. If a funding deficiency, as defined under the Act, occurs in the future, each employer's mass withdrawal liability would be fixed at the December 31, 1994 amount less the cumulative credited contributions (the "net withdrawal liability"). That net withdrawal liability would be payable over 20 years in quarterly installments plus interest at a fixed annualized rate of 6.2%. During fiscal 1996, approximately $6.3 million of the contributions made by the Company were applied to reduce the amount which would represent its contingent net withdrawal liability, estimated at approximately $65 million as of November 30, 1996. In the event of a funding deficiency occurring in the future, a net withdrawal liability and corresponding prepaid asset would be established at that time, and the annual expense reflected in the statement of earnings thereafter would not be expected to exceed the current amount.

  The principal Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees. Certain of the Company's subsidiaries have other defined benefit and contribution plans, in which the aggregate expense was nominal in 1996, 1995 and 1994. Under the principal pension plan, retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on an unfunded basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years.

  It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. Such contributions are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future.

  Pension data covering the principal plan for the three years ended November 30, 1996 included the following components in accordance with Statement of Financial Accounting Standards No. 87--Employers' Accounting for Pensions (000's omitted):

                                                   1996      1995      1994
                                                 --------  --------  --------
      Service cost--benefits earned during the
       period................................... $ (3,273) $ (3,250) $ (4,309)
      Interest cost on projected benefit
       obligation...............................   (7,995)   (7,851)   (7,467)
      Return on plan assets.....................   28,537    33,058      (179)
      Net amortization and deferral.............  (15,082)  (18,534)   15,376
                                                 --------  --------  --------
      Net periodic pension income............... $  2,187  $  3,423  $  3,421
                                                 ========  ========  ========

  The above amounts are prior to consideration of the periodic pension expense related to the benefits provided on an unfunded basis of $1.3 million in 1996, $.9 million in 1995, and $1.5 million in 1994.

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

  Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 1996, the plan assets included 519,612 shares of the Company's stock with a market value of $2.7 million.

  The following sets forth the funded status of the principal pension plan at November 30 (000's omitted):

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
      Actuarial present value of benefit obligations:
        Vested benefits.................................. $ (96,497) $ (98,213)
        Non-vested benefits..............................      (385)      (418)
                                                          ---------  ---------
        Accumulated benefit obligation...................   (96,882)   (98,631)
        Effect of projected future compensation levels...   (11,608)   (12,499)
                                                          ---------  ---------
      Projected benefit obligation.......................  (108,490)  (111,130)
        Plan assets, at fair value.......................   173,801    153,053
                                                          ---------  ---------
        Plan assets in excess of projected benefit
         obligation......................................    65,311     41,923
        Unrecognized net gain............................   (34,357)   (12,568)
        Unrecognized prior service cost..................      (942)    (1,044)
        Unrecognized net transition asset................       --        (364)
                                                          ---------  ---------
          Prepaid pension cost........................... $  30,012  $  27,947
                                                          =========  =========

  The weighted average discount rate used in determining the projected benefit obligation was 8.00% in 1996 and 7.25% in 1995. The assumed rate of increase in future compensation levels was 5.5% in 1996 and 1995, and the expected long term rate of return on the Company sponsored plan assets was 8.75% in 1996 and 1995.

 Savings Investment and Employee Stock Ownership Plans

  The Company offers a qualified defined contribution plan, the Hartmarx Savings-Investment Plan ("SIP"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Employees participating in this plan automatically participate in the ESOP. Participation in SIP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made through the ESOP, based on the employee's level of participation, and invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. The employer contribution is one-fourth of the first 1% of earnings contributed by the employee plus one-twentieth thereafter. The Company's expense related to the ESOP is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated ESOP shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense was $1.3 million in 1996, $2.1 million in 1995 and $2.3 million in 1994. The Company's annual contributions in those respective years were $2.1 million, $2.1 million and $2.3 million. At November 30, 1996, the assets of SIP and ESOP funds had a market value of approximately $49.1 million, of which approximately $11.3 million was invested in 2,116,909 shares of the Company's common stock.

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

  Health and insurance programs are also made available to non-union active and retired employees and their eligible dependents. Retirees, who elect to receive the coverage, make contributions, which offset the cost of the retiree plan.

STOCK PURCHASE RIGHTS

  On December 6, 1995, the Company's Board of Directors approved a new Stockholder Rights Plan, which took effect immediately upon the expiration of the then existing Rights on January 31, 1996. A dividend of one Right per common share was distributed to stockholders of record January 31, 1996. Each Right, expiring January 31, 2006, represents a right to buy from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock, $1.00 par value, at a price of $25 per Right. This dividend distribution of the Rights was not taxable to the Company or its stockholders.

  Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless a person or group acquires 15 percent or more, or announces an offer that could result in acquiring 15 percent or more, of the Company's common shares. Following an acquisition of 15 percent or more of the Company's common shares (a "Stock Acquisition"), each Right holder, except the 15 percent or more stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the 15 percent or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror's stock having a value of twice the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired. Generally, Rights may be redeemed for $.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

STOCK OPTION PLANS AND RESTRICTED STOCK

  The Company has in effect stock option plans under which officers, key employees and directors may be granted options to purchase the Company's common stock at prices equal to or exceeding the fair market value at date of grant. Generally, options under the 1985 Stock Option Plan are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after date of grant for participants employed by the Company for at least five years. Options granted under the 1988 Stock Option Plan have exercise provisions similar to the 1985 plan, although some grants become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date. No additional grants may be made under the 1985 Plan, and no additional grants will be made under the 1988 Plan. Following the stockholder adoption of the 1995 Incentive Stock Plan ("1995 Plan"), shares covered by grants or awards under the terms of the 1985 or 1988 Plans which terminate, lapse or are forfeited on or after April 13, 1995, will be added to the aggregate number of shares authorized under the 1995 Plan and will be made available for grants under the 1995 Plan. Options granted under the 1995 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations or exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors. Under certain circumstances, vesting may be accelerated for options granted under the various plans.

  The 1988 Plan and the 1995 Plan also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder a combination of stock and cash equal to the gain in market price from the grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash; the cash payment under the 1995 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. The 1995 Plan also allows for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

  The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for an annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares to be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. Each non-employee director is also eligible for an annual grant of a Director Deferred Stock Award ("DDSA") equal to 150 DDSA units, with a unit equal to one share of the Company's common stock; DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. During fiscal 1996, 44,062 DSOs and DDSAs were granted, and 450 DDSAs were exercised. At November 30, 1996, 313,986 DSOs and DDSAs were outstanding and 213,975 shares were available for future DSOs and DDSAs. At November 30, 1995, 270,374 DSOs and DDSAs were outstanding.

  Stock options outstanding at November 30, 1996 included 80,166 shares granted in tandem with stock appreciation rights. Options for 1,712,812 shares were exercisable at November 30, 1996 at prices ranging from $5.25 to $30.81. At November 30, 1996, 2,547,845 shares were reserved for options and restricted stock awards outstanding and 517,469 shares were available for future stock options and/or restricted stock awards (701,563 at November 30, 1995).

  In 1996, long term incentive plan restricted stock awards for 132,500 shares were made to 20 executives. These awards vest at the earliest of ten years from date of grant, age 65 retirement, the Company stock price exceeding $9.00 for thirty consecutive days or as otherwise authorized by the Compensation Committee of the Board of Directors. Expense is being recognized over the anticipated vesting period of the awards.

  Information regarding employee stock option activity for the three years ended November 30, 1996 is as follows:

                                                     NUMBER OF
                                                      SHARES    PRICE PER SHARE
                                                     ---------  ---------------
      Balance at November 30, 1993.................. 1,025,791  $5.25 to $30.81
        Granted.....................................   467,700  $5.56 to $ 6.81
        Exercised...................................      (829) $5.25
        Expired or terminated.......................   (40,862) $5.25 to $30.25
                                                     ---------
      Balance at November 30, 1994.................. 1,451,800  $5.25 to $30.81
        Granted.....................................   994,500  $5.25
        Expired or terminated.......................  (182,132) $5.25 to $30.81
                                                     ---------
      Balance at November 30, 1995.................. 2,264,168  $5.25 to $30.81
        Granted.....................................   249,000  $5.94
        Expired or terminated.......................   (97,823) $5.25 to $30.81
                                                     ---------
      Balance at November 30, 1996.................. 2,415,345  $5.25 to $30.81
                                                     =========

  In 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation". As permitted under this statement, the Company retained its current method of accounting for stock compensation.

  Following is information related to stock option grants and awards under the 1995 Incentive Stock Plan and 1995 Director Plan.

                                                                  1996    1995
                                                                 ------- -------
      1995 Incentive Plan
        Options granted......................................... 249,000 994,500
        Restricted stock awards................................. 132,500     --
      1995 Director Plan........................................  42,862  65,313

  The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data from December 1, 1992 (22% to 32%), the first day of the fiscal year subsequent to the Company's 1992 restructuring; and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (5.33% to 7.21%). The expected lives are between five and ten years and no dividends are assumed.

  Pro-forma information related to stock based compensation is as follows (in millions):

                                                                    1996   1995
                                                                   ------ ------
      Additional compensation expense............................  $ 1.5  $  .5
      Pro forma net earnings, before discontinued operation and
       extraordinary item........................................   22.9   21.1
      Pro forma earnings per share, before discontinued operation
       and extraordinary item....................................     .69    .65

LEGAL PROCEEDINGS

  Certain litigation involving the Company, as described in "Item 3--Legal Proceedings", has been concluded. The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

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

  Information on the Company's operations for the three years ended November 30, 1996 is summarized as follows (in millions):

                                                              1996
                                                  ------------------------------
                                                   MEN'S  WOMEN'S
                                                  APPAREL APPAREL
                                                   GROUP   GROUP  ADJ.   CONSOL.
                                                  ------- ------- -----  -------
      Sales...................................... $559.1   $51.1     --  $610.2
      Earnings (loss) before taxes...............   30.3     3.6  (27.4)    6.5
      Gross assets at year end...................  328.8    21.3   80.1   430.2
      Depreciation and amortization..............    7.4     0.4    0.5     8.3
      Property additions.........................    7.8     0.2    0.2     8.2
                                                              1995
                                                  ------------------------------
                                                   MEN'S  WOMEN'S
                                                  APPAREL APPAREL
                                                   GROUP   GROUP  ADJ.   CONSOL.
                                                  ------- ------- -----  -------
      Sales...................................... $547.1   $48.2     --  $595.3
      Earnings (loss) before taxes...............   32.1    (1.3) (29.2)    1.6
      Gross assets at year end...................  294.0    19.5   63.1   376.6
      Depreciation and amortization..............    7.7     0.6    0.3     8.6
      Property additions.........................    7.5     0.1    0.8     8.4
                                                              1994
                                                  ------------------------------
                                                   MEN'S  WOMEN'S
                                                  APPAREL APPAREL
                                                   GROUP   GROUP  ADJ.   CONSOL.
                                                  ------- ------- -----  -------
      Sales...................................... $569.6   $52.2     --  $621.8
      Earnings (loss) before taxes...............   46.3    (4.1) (33.1)    9.1
      Gross assets at year end...................  294.0    25.1   73.1   392.2
      Depreciation and amortization..............    8.6      .6    0.2     9.4
      Property additions.........................    5.2      .2    1.7     7.1

  Operating expenses incurred by the Company in generating sales are charged against the respective segment's sales; indirect operating expenses are allocated to the segments benefited. Segment results exclude any allocation of general corporate expense, interest expense or income taxes.

  Amounts included in the "adjustment" column for earnings before taxes consist of interest expense for continuing operations and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, corporate properties, investments and other assets, and gross assets related to Kuppenheimer at November 30, 1994. Adjustments of depreciation and amortization and net property additions are for corporate properties and property additions related to Kuppenheimer for 1994.

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

  Selected quarterly financial and common share information for each of the four quarters in fiscal 1996 and 1995 is as follows (000's omitted):

                                           FIRST     SECOND    THIRD    FOURTH
                                          QUARTER   QUARTER   QUARTER  QUARTER
                                          --------  --------  -------- --------
      1996 (1)
      --------
      Sales.............................. $150,859  $134,253  $164,905 $160,163
      Gross profit.......................   33,874    32,096    38,684   41,993
      Net earnings (loss) before
       extraordinary gain................   (1,595)   (1,740)    3,131   24,034
      Net earnings (loss)................     (934)   (1,676)    3,131   24,034
      Earnings (loss) per share:
       continuing operations.............     (.05)     (.05)      .09      .73
       after extraordinary gain..........     (.03)     (.05)      .09      .73
      1995 (2)
      --------
      Sales.............................. $149,283  $135,029  $166,659 $144,301
      Gross profit.......................   36,707    33,169    39,203   38,779
      Net earnings (loss) before
       discontinued operation............       58    (2,990)    2,175   22,187
      Net earnings (loss)................      135   (21,350)    2,175   22,187
      Earnings (loss) per share:
       continuing operations.............      --       (.09)      .07      .68
       discontinued operation............      --       (.56)      --       --
       net...............................      --       (.65)      .07      .68

--------
(1) The first quarter and second quarter of 1996 include a $.7 million or $.02 per share and $.1 million, respectively, extraordinary gain related to the purchase of 10 7/8% Senior Subordinated Debentures.
(2) The second quarter of 1995 includes a loss of $18.3 million or $.56 per share related to the disposition of Kuppenheimer.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information contained under the caption "Information About Nominees For Directors" on pages 2 to 5 of the Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference.

  Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Form 10-K Annual Report.

ITEM 11--EXECUTIVE COMPENSATION

  Information contained under the caption "Executive Officer Compensation" on pages 6 to 9 and "Information about Nominees for Directors" on pages 2 to 5 of the Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information contained in the Proxy Statement for the 1997 Annual Meeting under the captions "Information About Nominees for Directors" on pages 2 to 5 and "Ownership of Common Stock" on pages 14 to 15 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information contained in the Proxy Statement for the 1997 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 5 is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

    Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 14 are filed as part of this Annual Report.

  (a)(2) Financial Statement Schedules

    Financial Statement Schedules for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 14 are filed as part of this Annual Report.

                                                                            PAGE
                                                                            ----
   Consent of Independent Accountants...................................... F-1
   (a)(3) Index to Exhibits................................................  35

  (b) Reports on Form 8-K

    (1) A Form 8-K was filed on October 18, 1996 announcing the Registrant had signed a letter of intent to purchase substantially all of the current assets, operations and licenses of Plaid Clothing Group, Inc.

    (2) A Form 8-K was filed on December 10, 1996 announcing that on November 26, 1996 a wholly-owned subsidiary of the Registrant had acquired substantially all of the license rights, current assets and operations of the Plaid Clothing Group, Inc.

    (3) A Form 8-K/A was filed on February 10, 1997 amending the Form 8-K filed on December 10, 1996 to include financial statements of business acquired and pro forma financial information in accordance with Item 7 of Form 8-K.

                             HARTMARX CORPORATION

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.
    AND
 APPLICABLE
 SECTION OF
   601 OF
 REGULATION
    S-K
 ----------
   *3-A      Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K for the year ended
             November 30, 1993), (1).
  *3-A-1     Certificate of Amendment for increase in authorized shares of Common Stock
             (Exhibit 3-A-2 to Form 10-K for the year ended November 30, 1993), (1).
  *3-A-2     Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation Law (S)102(b)(7) (Exhibit 3-A-3 to
             Form 10-K for the year ended November 30, 1993), (1).
  *3-A-3     Certificate of Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock (Exhibit 3-A-3 to Form 10-K for the year ended
             November 30, 1995), (1).
   *3-B      By-laws of the Company, as amended (Exhibit 3-B to Form 10-K for the year ended
             November 30, 1995), (1).
   *4-A      Rights Agreement, dated as of December 6, 1995, between the Company and First
             Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock and as Exhibit B the form of Rights Certificate
             (Exhibit 4.1 to Form 8-K filed December 29, 1995), (1).
   *4-B      Indenture, dated as of March 15, 1994, between the Company and Bank One Wisconsin
             Trust Company, N.A., Trustee, relating to the 10 7/8% Senior Subordinated Notes due 2002 of Hartmarx Corporation (Exhibit 4-D to Form 10-Q for the quarter ended
             February 28, 1994), (1).
  *4-B-1     Instrument of Resignation, Appointment and Acceptance, dated July 31, 1995, accepting the resignation of Bank One Wisconsin Trust Company, N.A. and appointing
             Bank One Columbus, N.A. as successor Paying Agent, Registrar and Trustee under the
             Indenture (Exhibit 4-B-1 to Form 10-K for the year ended November 30, 1995), (1).
   *4-C      Credit Agreement, dated as of March 23, 1994, among the Company, the Lenders listed therein and General Electric Capital Corporation, as Managing Agent and
             Collateral Agent (Exhibit 4-E to Form 10-Q for the quarter ended February 28,
             1994), (1).
  *4-C-1     Amendment No. 1 dated August 26, 1994 to the Credit Agreement (Exhibit 4-E-1 to
             Form 10-Q for the quarter ended August 31, 1994), (1).
  *4-C-2     Amendment No. 2 dated March 20, 1995 to the Credit Agreement (Exhibit 4-E-2 to
             Form 10-Q for the quarter ended May 31, 1995), (1).
  *4-C-3     Amendment No. 3 dated July 6, 1995 to the Credit Agreement (Exhibit 4-E-3 to Form
             10-Q for the quarter ended May 31, 1995), (1).
  *4-C-4     Amendment No. 4 dated November 30, 1995 to the Credit Agreement (Exhibit 4-C-4 to
             Form
             10-K for the year ended November 30, 1995), (1).
  *4-C-5     Amendment No. 5 dated January 30, 1996 to the Credit Agreement (Exhibit 4-C-5 to
             Form 10-K for the year ended November 30, 1995), (1).
   *9-A      Stockholders Agreement, dated as of September 20, 1992, between the Company and
             Traco International, N.V. (Exhibit 9-A to Form 10-K for the year ended November
             30, 1992), (1).

  EXHIBIT
    NO.
    AND
 APPLICABLE
 SECTION OF
   601 OF
 REGULATION
    S-K
 ----------
  *9-A-1     Amendment to Stockholders Agreement, dated as of December 30, 1992 (Exhibit 9-A-1 to Form 10-K for the year ended November 30, 1995), (1).
  *10-A      1995 Incentive Stock Plan (Exhibit A to Proxy Statement of the Company relating to the 1995 Annual Meeting), (1).**
 *10-A-1     1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy Statement of the
             Company relating to the 1995 Annual Meeting), (1).**
  *10-B      Description of Hartmarx Management Incentive Plan (Information to be included under the caption "REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE--
             Executive Compensation Program--Short-Term Incentives" on page 11 in the Proxy
             Statement of the Company relating to the 1997 Annual Meeting), (1).**
  *10-C      Description of Hartmarx Long Term Incentive Plan (Information to be included under the caption "REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE--Executive
             Compensation Program--Long-Term Incentives" on page 11 in the Proxy Statement of the Company relating to the 1997 Annual Meeting), (1).**
 *10-D-1     Form of Deferred Compensation Agreement, as amended, between the Company and
             Directors Abboud, Farley, Jacobs and Marshall (Exhibit 10-D-1 to Form 10-K for the
             year ended November 30, 1993), (1).**
 *10-D-2     Form of First Amendment to Director Deferred Compensation Agreement between the
             Company and Directors Abboud, Farley, Jacobs and Marshall (Exhibit 10-D-2 to Form
             10-K for the year ended November 30, 1994), (1).**
 *10-E-1     Form of Deferred Compensation Agreement, as amended, between the Company and
             Messrs. Hand, Patel, Morgan and Brenner (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993), (1).**
 *10-E-2     Form of First Amendment to Executive Deferred Compensation Agreement between the
             Company and Messrs. Hand, Patel, Morgan and Brenner (Exhibit 10-E-2 to Form 10-K
             for the year ended November 30, 1994), (1).**
  10-F-1     Employment Agreement dated August 1, 1996 between the Company and Elbert O.
             Hand.**
  10-F-2     Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel.**
  10-F-3     Employment Agreement dated August 1, 1996 between the Company and Mary D. Allen.**
  10-F-4     Employment Agreement dated August 1, 1996 between the Company and Glenn R.
             Morgan.**
 *10-F-5     Employment Agreement between the Company and Wallace L. Rueckel (Exhibit 10-F-7 to
             Form
             10-K for the year ended November 30, 1993), (1).**
  10-G-1     Severance Agreement dated August 1, 1996 between the Company and Elbert O. Hand.**
  10-G-2     Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel.**
  10-G-3     Severance Agreement dated August 1, 1996 between the Company and Mary D. Allen.**
  10-G-4     Severance Agreement dated August 1, 1996 between the Company and Glenn R.
             Morgan.**

  EXHIBIT
    NO.
    AND
 APPLICABLE
 SECTION OF
   601 OF
 REGULATION
    S-K
 ----------
 *10-G-5     Form of Severance Agreement between the Company and Executive Officers Frank A.
             Brenner and James E. Condon (Exhibit 10-F-5 to Form 10-K for the year ended
             November 30, 1993), (1).**
 *10-G-6     Form of Amendment to Severance Agreement between the Company and Executive
             Officers Frank A. Brenner and James E. Condon (Exhibit 10-F-6 to Form 10-K for the
             year ended November 30, 1994), (1).**
  *10-H      Form of Indemnity Agreement between the Company and Directors Abboud, Bakhsh,
             Cole, Farley, Hand, Jacobs, Marshall, Patel, Rohlfs and Scott (Exhibit 10-G-1 to
             Form 10-K for the year ended November 30, 1993), (1).**
  *10-I      Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1).**
 *10-J-1     Stock Purchase Agreement, dated as of May 8, 1995, among the Company, Kupp
             Acquisition Corp. and Kuppenheimer Manufacturing Company, Inc. (Exhibit 2 to Form
             8-K filed August 11, 1995), (1).**
 *10-J-2     Asset Purchase Agreement dated November 5, 1996 among HMX/PBP Company, Hartmarx
             Corporation and Plaid Clothing Group, Inc. and certain affiliates (Exhibit 2.1 to
             Form 8-K filed December 10, 1996), (1).
 *10-J-3     Amendment No. 1, dated November 26, 1996 to the Asset Purchase Agreement (Exhibit
             2.2 to Form 8-K filed December 10, 1996), (1).
    12       Statement of Computation Ratios.
    21       Subsidiaries of the Registrant.
    23       Consent of Independent Accountants included on page F-1 of this Form 10-K.
    24       Powers of Attorney, as indicated on page 38 of this Form 10-K.
    27       Financial Data Schedules.
    99       Forward Looking Statements.

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

                             Hartmarx Corporation
                                 (Registrant)

        /s/ Glenn R. Morgan                        /s/ Mary D. Allen
By: _________________________________ and By: _________________________________
  Glenn R. Morgan                           Mary D. Allen
  Executive Vice President and Chief        Executive Vice President, General
  Financial Officer                         Counsel and Secretary

Date: February 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           Elbert O. Hand*                           Homi B. Patel*
-------------------------------------     -------------------------------------
           Elbert O. Hand                             Homi B. Patel
      Chairman, Chief Executive                President, Chief Operating
          Officer, Director                         Officer, Director

          A. Robert Abboud*                         Donald P. Jacobs*
-------------------------------------     -------------------------------------
     A. Robert Abboud, Director                Donald P. Jacobs, Director

         Samawal A. Bakhsh*                         Charles Marshall*
-------------------------------------     -------------------------------------
     Samawal A. Bakhsh, Director               Charles Marshall, Director

          Jeffrey A. Cole*                         Michael B. Rohlfs*
-------------------------------------     -------------------------------------
      Jeffrey A. Cole, Director                Michael B. Rohlfs, Director

         Raymond F. Farley*                         Stuart L. Scott*
-------------------------------------     -------------------------------------
     Raymond F. Farley, Director                Stuart L. Scott, Director

          Glenn R. Morgan*                           Andrew A. Zahr*
-------------------------------------     -------------------------------------
           Glenn R. Morgan                           Andrew A. Zahr
      Executive Vice President,                      Controller and
       Chief Financial Officer                Principal Accounting Officer

        /s/ Glenn R. Morgan
By: _________________________________
            Glenn R. Morgan

         /s/ Mary D. Allen
By: _________________________________
             Mary D. Allen
--------
   *Pursuant to Power of Attorney

Date: February 27, 1997

                             HARTMARX CORPORATION

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

           FOR FISCAL YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
                                (000'S OMITTED)

                                              RESERVE FOR DOUBTFUL ACCOUNTS
                                              FISCAL YEAR ENDED NOVEMBER 30,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Balance at beginning of year................ $    7,920  $    7,368  $    9,914
Charged to costs and expenses...............      3,490       2,783       2,591
Reserve related to acquired business........        900         --          --
Deductions from reserves(1).................     (2,327)     (2,231)     (5,137)
                                             ----------  ----------  ----------
Balance at end of year...................... $    9,983  $    7,920  $    7,368
                                             ==========  ==========  ==========

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Commission File Nos. 33-58653 and 33-42202) of Hartmarx Corporation of our report dated January 14, 1997 appearing on page 15 of this Form 10-K.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 27, 1997