Form 10-Q
period 1997-02-28
HARTMARX CORP/DE
filed 1997-04-15
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     X             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended February 28, 1997

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 ________            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 1-8501

                             HARTMARX CORPORATION

            (Exact name of registrant as specified in its charter)

                  DELAWARE                           36-3217140
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)


         101 NORTH WACKER DRIVE
            CHICAGO, ILLINOIS                          60606
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

                                        Yes    X      No       _____

At March 31, 1997 there were 33,584,508 shares of the Company's common stock outstanding.




                           HARTMARX CORPORATION

                                  INDEX

                                                                       Page
                                                                       Number

PART I - FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

               Consolidated Statement of Earnings for the
               three months ended February 28, 1997 and
               February 29, 1996.                                        3

               Consolidated Balance Sheet as of February 28,
               1997, November 30, 1996 and February 29, 1996.            4

               Condensed Consolidated Statement of Cash Flows
               for the three months ended February 28, 1997
               and February 29, 1996.                                    6

               Notes to Consolidated Financial Statements.               7

    ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.            9



PART II - OTHER INFORMATION

    ITEM 5.    Other Information                                        11

    ITEM 6.    Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                              11



                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                    HARTMARX CORPORATION
                              CONSOLIDATED STATEMENT OF EARNINGS

                                       (000'S OMITTED)

                                                                   THREE MONTHS ENDED
                                                      FEBRUARY 28, 1997         FEBRUARY 29, 1996

Net sales                                                 $  177,118               $  150,859

Licensing and other income                                       819                    1,214
                                                        -------------            -------------
                                                             177,937                  152,073
                                                        -------------            -------------
Cost of goods sold                                           136,733                  116,985
Selling, general and administrative expenses                  35,001                   33,407
                                                        -------------            -------------
                                                             171,734                  150,392
                                                        -------------            -------------
Earnings before interest, taxes and extraordinary gain         6,203                    1,681
Interest expense                                               4,033                    4,251
                                                        -------------            -------------

Earnings (loss) before taxes and extraordinary gain            2,170                  (2,570)
Tax (provision) benefit                                         (825)                    975
                                                        -------------            -------------

Earnings (loss) before extraordinary gain                      1,345                  (1,595)

Extraordinary gain, net of tax provision                           -                     661
                                                        -------------            -------------
Net earnings (loss) for the period                        $    1,345              $     (934)
                                                        =============            =============

Earnings (loss) per share:
    Before extraordinary gain                             $      .04              $     (.05)
                                                        =============            =============

                                                        =============            =============
    After extraordinary gain                             $       .04              $     (.03)
                                                        =============            =============

Dividends per common share                               $                        $
                                                        =============            =============

Average number of common shares and
    common share equivalents                                  33,620                   32,837
                                                        =============            =============

             (See accompanying notes to consolidated financial statements)




                                             HARTMARX CORPORATION
                                          CONSOLIDATED BALANCE SHEET
                                                    ASSETS
                                               (000'S OMITTED)

                                                      FEB. 28,               NOV. 30,             FEB. 29,
                                                        1997                   1996                 1996
                                                   ---------------       ----------------     ----------------

CURRENT ASSETS

  Cash and cash equivalents                            $   1,295              $   2,844            $     632

  Accounts receivable, less allowance                    153,352                135,554              142,680
      of $10,298, $9,983 and $9,205 for
      doubtful accounts

  Inventories                                            161,243                165,913              141,655

  Prepaid expenses                                         6,232                  4,555                5,811

  Recoverable and deferred income taxes                    8,245                 11,600                5,154
                                                   ---------------       ----------------     ----------------

      Total current assets                               330,367                320,466              295,932
                                                   ---------------       ----------------     ----------------

INVESTMENTS AND OTHER ASSETS                              23,702                 22,579               21,597
                                                   ---------------       ----------------     ----------------

DEFERRED INCOME TAXES                                     43,285                 43,285               31,081
                                                   ---------------       ----------------     ----------------


PROPERTIES

  Land                                                     2,628                  2,628                2,626

  Buildings and building improvements                     48,776                 48,758               47,358

  Furniture, fixtures and equipment                      106,072                106,128              100,203

  Leasehold improvements                                  16,976                 16,767               18,471
                                                   ---------------       ----------------     ----------------
                                                         174,452                174,281              168,658

  Accumulated depreciation and amortization            (132,212)              (130,372)            (124,638)
                                                   ---------------       ----------------     ----------------
      Net properties                                      42,240                 43,909               44,020
                                                   ---------------       ----------------     ----------------
TOTAL ASSETS                                            $439,594               $430,239             $392,630
                                                   ===============       ================     ================

            (See accompanying notes to consolidated financial statements)



                                              HARTMARX CORPORATION
                                          CONSOLIDATED BALANCE SHEET
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                (000'S OMITTED)

                                                     FEB. 28,             NOV. 30,              FEB. 29,
                                                       1997                 1996                  1996
                                                 ----------------      ---------------      ----------------
CURRENT LIABILITIES

  Notes payable                                        $ 20,000             $ 20,000              $ 10,000
  Current maturities of long-term debt                       60                  100                   447
  Accounts payable and accrued expenses                  95,450               99,745                67,024
                                                 ----------------      ---------------      ----------------
         Total current liabilities                      115,510              119,845                77,471
                                                 ----------------      ---------------      ----------------

LONG-TERM DEBT, less current maturities                 160,031              148,428               180,707
                                                 ----------------      ---------------      ----------------

SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value;
      2,500,000 authorized and unissued                       -                    -                     -
  Common shares, $2.50 par value; authorized
      75,000,000; issued 33,484,329 in
      February 1997, 33,365,317 in
      November 1996 and 32,939,539
      in February 1996                                   83,711               83,413                82,349

  Capital surplus                                        77,460               77,355                76,801

  Retained earnings (deficit)                            11,816               10,471               (15,018)

  Unearned employee benefits                             (8,934)              (9,273)               (9,680)
                                                 ----------------      ---------------      ----------------
  Total shareholders' equity                            164,053              161,966               134,452
                                                 ----------------      ---------------      ----------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                   $439,594             $430,239              $392,630
                                                 ================      ===============      ================




            (See accompanying notes to consolidated financial statements)



                                        HARTMARX CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT
                                            OF CASH FLOWS
                                           (000'S OMITTED)

                                                                       THREE MONTHS ENDED
                                                             ---------------------------------------
                                                                 FEB. 28,                 FEB. 29,
                                                                   1997                     1996
                                                             ---------------          --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss), including extraordinary gain            $  1,345               $    (934)
     Extraordinary gain, net of tax provision                            -                    (661)
     Reconciling items to adjust net earnings (loss)
        to net cash used in operating activities:

        Depreciation and amortization                                2,209                   2,405
        Changes in:
            Receivables, inventories and prepaids                  (14,805)                (23,291)
            Other assets                                            (1,107)                    490
            Accounts payable and accrued expenses                   (4,295)                (11,843)
            Taxes and deferred taxes on earnings                     3,355                   1,784
                                                             ---------------          --------------
Net cash used in operating activities                              (13,298)                (32,050)
                                                             ---------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (538)                 (1,769)
                                                             ---------------          --------------
Net cash used in investing activities                                 (538)                 (1,769)
                                                             ---------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                                      11,600                  36,553
     Purchase of $10 million principal amount of
        10 7/8% Senior Subordinated Debentures, net                      -                  (8,590)
     Decrease in other long-term debt                                  (55)                   (107)
     Proceeds from other equity transactions                           742                     895
                                                             ---------------          --------------
Net cash provided by financing activities                           12,287                  28,751
                                                             ---------------          --------------
Net decrease in cash and cash equivalents                           (1,549)                 (5,068)
Cash and cash equivalents at beginning of period                     2,844                   5,700
                                                             ---------------          --------------
Cash and cash equivalents at end of period                        $  1,295                $    632
                                                             ===============          ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Net cash paid (received) during the period
     for:
        Interest expense                                          $  6,000                $  7,300
        Income taxes                                                  (700)                 (2,400)


                    (See accompanying notes to consolidated financial statements)



                           HARTMARX CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1996.

NOTE 2

The calculation of earnings (loss) per share for each period is computed on the basis of the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation has been issued.

The provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), are effective for the Company's fiscal year commencing December 1, 1997. There would have been no change in the earnings per share as reflected in the accompanying Consolidated Statement of Earnings had FAS 128 been effective in the periods ended February 28, 1997 and February 29, 1996.

NOTE 3

Long-term debt comprised the following (000's omitted):

                                             Feb. 28,             Nov. 30,             Feb. 29,
                                               1997                 1996                 1996
                                          ---------------      ---------------      ---------------
Notes payable                                  $ 75,000             $ 63,400             $ 83,500
10 7/8% Senior Subordinated Notes, net           84,927               84,909               89,543
Industrial development bonds                     17,440               17,487               17,805
Other debt                                        2,724                2,732                  306
                                          ---------------      ---------------      ---------------
                                                180,091              168,528              191,154
Less current                                     20,060               20,100               10,447
                                          ---------------      ---------------      ---------------
Long term debt                                 $160,031             $148,428             $180,707
                                          ===============      ===============      ===============





During fiscal 1994 the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering and also entered into a then three-year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Credit Facility amendments in July 1995, November 1995 and January 1996, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment of certain covenants and the extension of the term from March 1997 to July 2000. The Credit Facility contains various restrictive covenants pertaining to minimum net worth, additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with the above-noted covenants.

During the first quarter of 1996, the Company purchased $10 million face value of its Notes at a discount, resulting in an extraordinary gain, net of $.4 million tax provision, of $.7 million or $.02 per share.

NOTE 4

Inventories at each date consisted of (000's omitted):

                                     Feb. 28,            Nov. 30,             Feb. 29,
                                       1997                1996                 1996
                                  ---------------     ---------------     ----------------
Raw  materials                         $ 48,410            $ 49,248             $ 40,128
Work-in-process                          25,817              25,151               21,300
Finished goods                           87,016              91,514               80,227
                                  ---------------     ---------------     ----------------
                                       $161,243            $165,913             $141,655
                                  ===============     ===============     ================



Inventories are stated at the lower of cost or market. At February 28, 1997, November 30, 1996 and February 29, 1996, approximately 47%, 49% and 39% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.



                           HARTMARX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

November 30, 1996 to February 28, 1997

Since November 30, 1996, net accounts receivable increased $17.8 million or 13.1% to $153.4 million, reflecting the normal seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $161.2 million declined $4.7 million or 2.8%, principally due to seasonal shipments of tailored clothing in the Men's Apparel Group. Net properties decreased $1.7 million to $42.2 million reflecting depreciation expense exceeding capital additions. Total debt, including current maturities, increased $11.6 million to $180.1 million, reflecting normal seasonal working capital requirements, and represented 52.3% of total capitalization compared to 51.0% at November 30, 1996.

February 29, 1996 to February 28, 1997

On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights, current assets, properties and operations of the Plaid Clothing Group, Inc. and its subsidiaries ("Plaid") pursuant to an Asset Purchase Agreement. The increases in accounts receivable, inventories and accounts payable and accrued expenses from February 29, 1996 result largely from this acquisition.

Net accounts receivable of $153.4 million increased $10.7 million. Receivables decreased $6.2 million excluding the amount related to the Plaid asset purchase, principally reflecting improved collections which more than offset the effect of the higher sales. The allowance for doubtful accounts was $10.3 million and represented 6.3% of gross receivables compared to $9.2 million and 6.1%, respectively, at February 29, 1996. Inventories of $161.2 million increased $19.6 million; inventories decreased $8.6 million excluding the amount related to the Plaid asset purchase, principally attributable to inventory reductions in the moderately priced businesses. Net properties of $42.2 million declined $1.8 million, primarily reflecting depreciation expense exceeding capital additions. Accounts payable and accrued expenses of $95.5 million increased $28.4 million, primarily attributable to the Plaid acquisition. Total debt of $180.1 million reflected the $27 million paid for the Plaid assets yet declined $11.1 million, largely from the trailing year earnings and working capital reductions; debt represented 52.3% of total capitalization at February 28, 1997 compared to 58.7% at February 29, 1996.

RESULTS OF OPERATIONS

First Quarter 1997 Compared to First Quarter 1996

Consolidated sales increased $26.3 million or 17.4% to $177.1 million from $150.9 million in 1996; the revenue increase associated with the Plaid brands acquired represented 14.7%. Men's Apparel Group sales increased approximately 16%, primarily attributable to the Plaid brands. The Hickey-Freeman and Hart Schaffner & Marx businesses positioned at the upper end of the tailored clothing market had a combined 7% revenue increase. The businesses which market moderately priced clothing continued to operate in a difficult environment and experienced a 7% sales decline and reduced profitability. Women's Apparel Group revenues, which represented 8% of consolidated sales in 1997 and 7% in 1996, increased approximately 34%.

The consolidated gross margin percentage to sales improved to 22.8% from 22.5% last year. The Men's Apparel Group gross margin rate was lower, attributable to the moderately priced product categories; gross margins in the Women's Apparel Group improved, primarily attributable to International Women's Apparel. Consolidated selling, general and administrative expenses were $35.0 million compared to $33.4 million in 1996 and represented 19.8% of sales in 1997 compared to 22.1% of sales in 1996; the prior period included non-recurring severance-related charges associated with cost reduction programs, which adversely affected the 1996 ratio to sales by .5%.

Earnings before interest, taxes and extraordinary gain (EBIT) were $6.2 million in 1997 compared to $1.7 million last year; EBIT represented 3.5% of sales in 1997 compared to 1.1% in 1996. The improvement was primarily attributable to the higher sales, improved gross margin ratio and lower operating expense ratio to sales. The Women's Apparel Group represented approximately one-half of the increase with the remainder reflecting improvement in the higher priced point businesses. Interest expense declined to $4.0 million from $4.3 million last year and included amortization of financing fees of $.2 million in each year. Consolidated pretax earnings were $2.2 million compared to a pretax loss of $2.6 million last year. After reflecting the applicable tax provision or benefit, the consolidated earnings were $1.3 million compared to a loss of $1.6 million a year ago. The prior period results also included an extraordinary gain, net of $.4 million tax provision, of $.7 million related to public market purchases of $10 million face value of the Company's 10 7/8% Senior Subordinated Debentures.



                       PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Effective April 7, 1997, Mary D. Allen accepted a position with an unaffiliated company and resigned as Executive Vice
         President, General Counsel and Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               Exhibit 27    Financial Data Schedules

        (b) No reports on Form 8-K, other than those referenced in Item 14(b) of the 1996 Annual Report on Form 10-K, were filed in the first quarter of 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARTMARX CORPORATION

April 14, 1997                      By     /s/ GLENN R. MORGAN
                                       -----------------------
                                           Glenn R. Morgan
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

April 14, 1997                      By     /s/ ANDREW A. ZAHR
                                       ----------------------
                                           Andrew A. Zahr
                                           Controller
                                           (Principal Accounting Officer)