Form 10-K/A
period 1996-11-30
HARTMARX CORP/DE
filed 1997-06-26
CIK 723371

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


                              AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1996 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following:

      Exhibits:

      Number      Description
      ------      -----------
        99        The information required by Form 11-K for 1996 for the
                  Hartmarx Savings-Investment Plan (the Plan) (Commission
                  Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-83433,
                  33-6194, 33-42202 and 333-03169), including the following
                  Plan financial statements:

                        Index to Financial Statements and Schedules.
                        Report of Independent Accountants.
                        Statement of Assets, Liabilities and Plan Equity
                           at December 31, 1996 and 1995.
                        Statement of Income and Changes in Plan Equity for
                           the Year Ended December 31, 1996.
                        Notes to Financial Statements.
                        Consent of Independent Accountants.
                        Supplementary Schedules:
                           Assets Held for Investment Purposes at
                             December 31, 1996 (Schedule G, Part I).
                           Reportable Transactions - Series of
                             Security Transactions (Schedule G, Part V).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HARTMARX CORPORATION
                                            --------------------
                                            (Registrant)


Date:  June 26, 1997                    By:  GLENN R. MORGAN
                                             ---------------
                                             Glenn R. Morgan
                                             Executive Vice President and
                                               Chief Financial Officer

      THE HARTMARX SAVINGS-INVESTMENT PLAN
      ------------------------------------

       FINANCIAL STATEMENTS AND SCHEDULES
       ----------------------------------

          DECEMBER 31, 1996 AND 1995
          --------------------------

                    THE HARTMARX SAVINGS-INVESTMENT PLAN
                    ------------------------------------

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                -------------------------------------------
                                                              Page
                                                              ----

Report of Independent Accountants                               1

Financial Statements:

   Statement of Assets, Liabilities and Plan
     Equity at December 31, 1996 and 1995                        2

   Statement of Income and Changes in Plan
     Equity for the Year Ended December 31, 1996                 3

   Notes to Financial Statements                                4-15

Supplementary Schedules:

   Assets Held for Investment Purposes at December 31, 1996
   (Schedule G, Part I)

   Reportable Transactions - Series of Security Transactions
   (Schedule G, Part V)

Schedules not included as supplemental data have been omitted because they are not applicable.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------

June 20, 1997

To the Participants of the Hartmarx Savings-Investment Plan and the Plan Administration Committee of Hartmarx Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Hartmarx Savings-Investment Plan at December 31, 1996 and 1995, and the results of its operations and the changes in its plan equity for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Hartmarx Corporation; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedule G, Parts I and V is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by the Employee Retirement Income Security Act of 1974. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


PRICE WATERHOUSE LLP

Chicago, Illinois

                    THE HARTMARX SAVINGS-INVESTMENT PLAN
              STATEMENT OF ASSETS, LIABILITIES AND PLAN EQUITY

                         DECEMBER 31, 1996 AND 1995


                                                       1996         1995
                                                   -----------   -----------
ASSETS:
   Investments (Note 6):
     Hartmarx Corporation common stock...........  $ 8,259,592   $ 6,529,911
     Vanguard mutual funds:
       VFISF - GNMA Portfolio....................    5,772,049     5,840,029
       VMMR - Prime Portfolio....................    6,040,706     1,356,342
       Index 500 Portfolio.......................    7,136,547     4,993,621
       STAR Fund Portfolio.......................    6,234,193     4,838,770
       PRIMECAP Fund.............................    4,118,385     2,707,939
       International Growth Portfolio............    1,684,319       759,062
     Vanguard Investment Contract Trust..........    3,645,340     5,544,576
     Unallocated deposit administration
       group annuity insurance contract..........    1,773,121     1,668,363
     Loans to participants.......................    1,660,404     1,270,591
                                                   -----------   -----------

                                                    46,324,656    35,509,204

   Due from Hartmarx Corporation:
     Employee contributions......................      302,809       327,873
     Employee loan repayments....................       58,107        41,097
   Accrued investment income.....................          328           581
                                                   -----------   -----------

       Total Assets                                 46,685,900    35,878,755

LIABILITIES:

   Payable to Hartmarx Corporation...............       78,346        80,843
                                                   -----------   -----------
TOTAL EQUITY                                       $46,607,554   $35,797,912
                                                   ===========   ===========

              See accompanying notes to financial statements.

                    THE HARTMARX SAVINGS-INVESTMENT PLAN
               STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996

     Income from:
       Mutual funds-
         Net gain on sales of investments.................... $   284,596
         Unrealized appreciation, net........................   1,587,250
                                                              -----------
           Net increase in fair value........................   1,871,846
         Dividends on shares of mutual funds.................   1,322,563
         Earnings on money market mutual funds...............     279,775
                                                              -----------
           Net investment gain...............................   3,474,184
                                                              -----------

       Hartmarx Corporation common stock-
         Net gain on distribution of stock
           to participants...................................      64,232
         Net gain on sales of stock..........................      98,403
         Unrealized appreciation.............................   1,680,046
                                                              -----------
           Net increase in fair value........................   1,842,681

       Other investment income:
         Earnings from Vanguard Investment
           Contract Trust....................................     262,750
         Interest income from participant loans..............     125,996
         Other interest income...............................     104,758
                                                              -----------
     Total income............................................   5,810,369

     Participants' contributions.............................   3,633,414
     Administrative expenses.................................      (8,763)
     Distributions to participants...........................  (7,663,894)
     Transfers of participants' balances
       received from other benefit plans (Note 5)............   9,038,516
                                                              -----------
     Net increase in Plan equity.............................  10,809,642

     Plan equity:
       Beginning of year.....................................  35,797,912
                                                              -----------

       End of year........................................... $46,607,554
                                                              ===========

              See accompanying notes to financial statements.

                    THE HARTMARX SAVINGS-INVESTMENT PLAN
                    ------------------------------------

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

NOTE 1 - Plan Description:
-------------------------

The Hartmarx Savings-Investment Plan (the "Plan") is a defined contribution plan available to employees of Hartmarx Corporation ("Hartmarx") and certain subsidiary and affiliated companies (collectively with Hartmarx, the "Employers") meeting specified requirements as to length of service and age and who are not included in a collective bargaining unit having a labor agreement providing retirement benefits. Eligible employees electing to participate in the Plan automatically participate in the Hartmarx
Retirement Income Plan, a noncontributory defined benefit plan, and in the Hartmarx Employee Stock Ownership Plan ("ESOP"), a trusteed employee stock ownership plan. The Plan Administrator is the Plan Administration Committee of Hartmarx.

Participant Contributions:
-------------------------

Participants may contribute from 1% to 16% (in whole percentages) of their annual earnings through regular payroll deductions. The first 6% of earnings contributed are considered "matched" contributions and determine the Employer contributions as described below. Contributions in excess of 6% of earnings are considered "voluntary" contributions and are not matched with Employer contributions. At the election of the participant, participant contributions in excess of 1% of earnings may be made on a pre-tax basis under Section 401(k) of the Internal Revenue Code ("Code")
(to a statutory limit of $9,500 in 1996), or on an after-tax basis; the first 1% of participant earnings contributed are on an after-tax basis. Under certain circumstances provided for by Internal Revenue Service regulations, participant contributions on both pre-tax and after-tax bases may be further limited. Refunds of participant contributions to comply with these regulations are included in distributions to participants in the accompanying financial statements. Participants may change or cease contributions without withdrawing from the Plan as participants.

Employer Contributions:
----------------------

Since 1989, Employer contributions have been made to the ESOP. During 1996, the Employer contributions were 25% of the first 1% of each participant's earnings withheld as matched contributions and 5% of all other matched participant contributions and aggregated $222,077. Employer contributions are subject to maximum limits set by the Code and incorporated in the Plan and the ESOP. Employer payments to the ESOP also include additional amounts required for interest and principal owed by the ESOP on a loan payable to Hartmarx. Employer payments to the ESOP for 1996 aggregated $2,071,499.

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

At December 31, 1996, the Plan's financial statements include the balance of nonvested Employer contributions and related earnings of terminated participants who had not incurred five consecutive one year breaks in service aggregating the equivalent of 10,094 shares of Hartmarx common stock with a market value of $56,779 and 25,902 units of the VMMR Prime Portfolio with a market value of $25,902.

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

Participant Loans:
-----------------

Participants may borrow that portion of their account attributable to participant contributions and related earnings within percentage and dollar limits and at rates and terms permitted by the Code and specified in the Plan. Loans are repayable over periods of one to five years (usually through payroll deduction), with the exception that a loan to purchase a primary residence may be repaid over a term as long as 15 years. Interest is charged at a rate which exceeds the prime rate at the inception of the loan which, at December 31, 1996, is 1% over the prime rate. Interest and principal payments are credited directly to the borrowing participant's accounts according to the funds selected for current contributions.

A participant receiving a loan is charged a loan origination fee and an annual administration fee which is deducted from the participant's account in each year the loan is outstanding. Loan origination and annual administration fees increased from $30 to $40 and from $10 to $20, respectively, on January 1, 1996.

Administrative Expenses:
-----------------------

Administrative expenses of the Plan comprise trustee, recordkeeping, auditing and loan fees. Administrative expenses not paid by the Plan are payable by Hartmarx. Administrative fees for 1996 of $8,763 paid by the Plan represent loan fees, which were deducted from participant accounts, and recordkeeping fees paid from forfeitures of nonvested Employer contributions and related earnings. For 1996, Hartmarx paid $31,646 of direct Plan administrative fees and an additional $112,460 of fees for the joint administration of the Plan and the ESOP.

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

NOTE 2 - Significant Accounting Policies:
----------------------------------------

The financial statements of the Plan are prepared in accordance with generally accepted accounting principles and necessarily include certain amounts based on the Plan Administrator's reasonable best estimates and judgments, giving due consideration to materiality.

Investments in publicly-traded securities and in mutual funds are carried at published market values and net asset values, respectively. Investments in the Vanguard Investment Contract Trust, a collective investment trust, are carried at fair value which approximates the contract values of the Trust's investment contracts. The investment in the unallocated group annuity insurance contract, an investment contract, is carried at estimated fair value. Loans to participants represent the unpaid principal balance.

Income from investments is recorded as earned. Net gain (loss) on sales of investments represents the difference between (a) the proceeds realized from the sales of mutual funds and Hartmarx common stock and (b) the market value of those investments held at the earlier of the beginning of the year or at the date of acquisition during the year. The net gain on distributions of Hartmarx common stock to participants represents the difference between the market value of the stock on the date of distribution and the market value at the beginning of the year. Unrealized appreciation (depreciation) represents the difference between (a) the year-end market value of mutual funds and common stock held and (b) the cost of investments purchased during the year (including Hartmarx stock purchased with participant contributions to the Hartmarx Stock Fund at 90% of average trading prices) or the market value at the beginning of the year for investments held to year-end.

Distributions to participants include unpaid loan balances, proceeds from the liquidation of participant investments and the market value of Hartmarx common stock distributed.


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

Hartmarx GIC Fund, an investment contract fund which is invested in the Vanguard Investment Contract Trust, which primarily holds contracts issued by insurance companies and banks, and in a contract with an insurance company.

Hartmarx Stock Fund, which primarily invests in Hartmarx common stock.
 Participant contributions and earnings thereon are credited to participant accounts based on shares of Hartmarx common stock at 90% of the average trading prices as reported in the New York Stock Exchange-Composite Transaction quotations on the date the shares are purchased or deemed to be purchased by the Plan; participant loan repayments and transfers to the Fund are credited to participant accounts at the closing market price. While the Plan may purchase Hartmarx common stock either directly from Hartmarx or in the open market, shares acquired in 1996 have been purchased from Hartmarx at the 90% of average trading prices credited to participant accounts for contributions. Shares acquired in 1996 with funds from loan repayments and transfers to the Hartmarx Stock Fund were primarily purchased from Hartmarx.

A participant may select more than one investment option. Participants may change investment options and transfer previously contributed balances as often as once a month.

Participants are assigned units in each investment program fund. A summary of units and unit values for each fund of the Plan is as follows:

                                   December 31, 1996      December 31, 1995
                                 ---------------------  ---------------------
                                   Units    Unit Value    Units    Unit Value
                                 ---------  ----------  ---------  ----------
Hartmarx Stock Fund              1,070,398    $ 7.75    1,087,339    $ 6.05
VFISF GNMA Portfolio               564,780    $10.22      559,926    $10.43
Hartmarx GIC Fund                5,418,461    $ 1.00    7,212,939    $ 1.00
VMMR Prime Portfolio             5,926,693    $ 1.00    1,227,588    $ 1.00
Vanguard Index 500 Portfolio       103,189    $69.16       86,695    $57.60
Vanguard STAR Fund Portfolio       393,077    $15.86      322,155    $15.02
PRIMECAP Fund                      136,914    $30.08      103,238    $26.23
International Growth Portfolio     102,328    $16.46       50,537    $15.02

Unit values are based primarily on investment assets of each fund, net of liabilities due Hartmarx, but do not include employee contributions and loan repayments receivable and expenses payable.

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

NOTE 4 - Taxes:
--------------

The Plan is intended to be a qualified employee benefit plan under Section 401(a) of the Internal Revenue Code, exempt from federal income tax, with participants not being subject to tax on Employer contributions or earnings of the Trust prior to receiving benefits under the Plan. On April 5, 1996, the Internal Revenue Service issued a favorable determination letter with respect to the qualified status of the Plan in connection with amendments which became effective January 1, 1989. The Plan Administrator believes that the Plan is designed and is being operated in compliance with the applicable requirements of the Internal Revenue Code. Accordingly, the Plan Administrator believes a provision for federal income taxes in the accompanying financial statements is not required.


NOTE 5 - Transfers of Participants' Balances Received from Other Benefit
------------------------------------------------------------------------
         Plans:
         -----

During 1996, profit sharing plans sponsored by two subsidiaries of Hartmarx Corporation were merged into the Hartmarx Savings-Investment Plan. The Jaymar-Ruby Deferred Profit Sharing Plan transferred participant balances and related assets comprising $8,207,695 of cash to the VMMR Prime Portfolio and $379,664 of participant loans to the Loan Fund. The Country Miss Deferred Profit Sharing Plan also transferred participant balances and related assets comprising $451,157 of cash to the VMMR Prime Portfolio.

NOTE 6 - Investment Information:
-------------------------------

The following summarizes the Plan's investments at December 31, 1996 and 1995:

                                                              1996
                                                   -------------------------
                                                   Shares, units     Fair
                                                      or cost        value
                                                   -------------     -----

At quoted market value or net asset value:

Hartmarx Corporation Common Stock ................  1,468,372     $ 8,259,592
Vanguard Mutual Funds:

  VFISF-GNMA Portfolio ...........................    564,780       5,772,049
  VMMR Prime Portfolio............................  6,040,706       6,040,706
  Index 500 Portfolio.............................    103,189       7,136,547
  STAR Fund Portfolio.............................    393,077       6,234,193
  PRIMECAP Fund...................................    136,914       4,118,385
  International Growth Portfolio..................    102,328       1,684,319
                                                                  -----------
                                                                   39,245,791
                                                                  -----------

At estimated fair value:

Vanguard Investment Contract Trust................  3,645,340       3,645,340
Unallocated group annuity insurance contract:
  MBL Life Assurance Corp......................... $1,773,121       1,773,121
Loans to participants............................. $1,660,404       1,660,404
                                                                  -----------
                                                                    7,078,865
                                                                  -----------
      Total investments...........................                $46,324,656
                                                                  ===========

                                                              1995
                                                     ------------------------
                                                   Shares, units     Fair
                                                      or cost        value
                                                   -------------     -----

At quoted market value or net asset value:

Hartmarx Corporation Common Stock ................  1,492,551     $ 6,529,911
Vanguard Mutual Funds:
  VFISF-GNMA Portfolio ...........................    559,926       5,840,029
  VMMR Prime Portfolio............................  1,356,342       1,356,342
  Index 500 Portfolio.............................     86,695       4,993,621
  STAR Fund Portfolio.............................    322,155       4,838,770
  PRIMECAP Fund...................................    103,238       2,707,939
  International Growth Portfolio..................     50,537         759,062
                                                                  -----------
                                                                   27,025,674
                                                                  -----------

At estimated fair value:

Vanguard Investment Contract Trust................  5,544,576       5,544,576
Unallocated group annuity insurance contract:
  MBL Life Assurance Corp......................... $1,668,363       1,668,363
Loans to participants............................. $1,270,591       1,270,591
                                                                  -----------
                                                                    8,483,530
                                                                  -----------
      Total investments...........................                $35,509,204
                                                                  ===========

The Vanguard Investment Contract Trust's average yield during 1996 and 1995 was 6.07% and 6.23%, respectively, and the yield as of December 31, 1996 and 1995 was 6.13% and 6.25%, respectively. The yield of the Vanguard Investment Contract Trust is subject to adjustment daily based on interest credited and earnings on the Trust's investment contracts.

The MBL Life Assurance Corporation group annuity insurance contract is a restructured investment contract received during 1994 under a rehabilitation plan, replacing an earlier contract with The Mutual Benefit Life Insurance Company. The restructured investment contract matures on December 31, 1999, the end of the rehabilitation period. Under the rehabilitation plan, the restructured investment contract limits annual withdrawals without penalty to 2% of the restructured contract value or greater amounts needed to fund benefits for retirement, death, disability and hardship; larger withdrawals during the remainder of the rehabilitation period are subject to penalties of up to 16.3%. During the rehabilitation period, the Plan is funding participant distributions, loans and transfers from the Hartmarx GIC Fund from more liquid investments of the Hartmarx GIC Fund.

The crediting interest rate is reset annually based on the experience of MBL Life Assurance Corporation. The minimum annual crediting interest rate during the rehabilitation period is 5%. A substantial portion of Plan's restructured contract is guaranteed by the Illinois Life and Health Insurance Guaranty Association; if the current credit interest rate continues to maturity, approximately 95% of the restructured contract value at maturity is guaranteed. The restructured contract's yield during both 1996 and 1995 was 5.1% and for 1997 is 5.1%. The restructured investment contract, reported in the Plan's financial statements is at estimated fair value, representing the contract values at December 31, 1996 and 1995 less valuation reserves of $82,223 and $96,950, respectively.

NOTE 7 - Fund Information:
-------------------------

The financial position of the funds comprising the Plan as of December 31, 1996 and 1995 is as follows:

                                                      VFISF GNMA Portfolio
                                                     ----------------------
ASSETS:                                                 1996         1995
                                                        ----         ----
   Investments:
     Vanguard mutual funds:
       VFISF - GNMA Portfolio....................... $5,772,049   $5,840,029
                                                     ----------   ----------
                                                      5,772,049    5,840,029
   Due from Hartmarx Corporation:
     Employee contributions.........................     29,590       35,231
     Employee loan repayments.......................      8,066        6,233
                                                     ----------   ----------
                                                      5,809,705    5,881,493
LIABILITIES:                                               -            -
                                                     ----------   ----------
TOTAL EQUITY                                         $5,809,705   $5,881,493
                                                     ==========   ==========

                                                         Hartmarx GIC Fund
                                                      ----------------------
                                                        1996         1995
                                                        ----         ----
ASSETS:
   Investments:

     Vanguard Investment Contract Trust............. $3,645,340   $5,544,576
     Unallocated group annuity
       insurance contract...........................  1,773,121    1,668,363
                                                     ----------   ----------
                                                      5,418,461    7,212,939
   Due from Hartmarx Corporation:
     Employee contributions.........................     25,907       45,856
     Employee loan repayments.......................      5,446        5,998
                                                     ----------   ----------
                                                      5,449,814    7,264,793
LIABILITIES:                                               -            -
                                                     ----------    ---------
TOTAL EQUITY                                         $5,449,814   $7,264,793
                                                     ==========   ==========


                                                       VMMR Prime Portfolio
                                                     -----------------------
                                                        1996         1995
                                                        ----         ----
ASSETS:
   Investments:
     Vanguard mutual funds:
       VMMR - Prime Portfolio....................... $5,926,693   $1,227,588
                                                     ----------   ----------
                                                      5,926,693    1,227,588
   Due from Hartmarx Corporation:
     Employee contributions.........................      5,226        7,806
     Employee loan repayments.......................      3,798          506
                                                     ----------   ----------
                                                      5,935,717    1,235,900
                                                     ==========   ==========
LIABILITIES:                                               -           -
                                                     ----------   ----------
TOTAL EQUITY                                         $5,935,717   $1,235,900
                                                     ==========   ==========

                                                       Index 500 Portfolio
                                                     -----------------------
                                                        1996         1995
                                                        ----         ----

ASSETS:
   Investments:
     Vanguard mutual funds:
       Index 500 Portfolio.......................... $7,136,547   $4,993,621
                                                     ----------   ----------
                                                      7,136,547    4,993,621
   Due from Hartmarx Corporation:

     Employee contributions.........................     65,155       49,856
     Employee loan repayments.......................      9,052        5,896
                                                     ----------   ----------
                                                      7,210,754    5,049,373
LIABILITIES:                                               -            -
                                                     ----------   ----------
TOTAL EQUITY                                         $7,210,574   $5,049,373
                                                     ==========   ==========


                                                        STAR Fund Portfolio
                                                      ----------------------
                                                        1996         1995
                                                        ----         ----

ASSETS:
   Investments:
     Vanguard mutual funds:
       STAR Fund Portfolio.......................... $6,234,193   $4,838,770
                                                     ----------   ----------
                                                      6,234,193    4,838,770
   Due from Hartmarx Corporation:
     Employee contributions.........................     65,544       63,031
     Employee loan repayments.......................      8,305        5,252
                                                     ----------   ----------
                                                      6,308,042    4,907,053
LIABILITIES:                                               -            -
                                                     ----------   ----------
TOTAL EQUITY                                         $6,308,042   $4,907,053
                                                     ==========   ==========

                                                         PRIMECAP Fund
                                                     -----------------------
                                                        1996         1995
                                                        ----         ----

ASSETS:
   Investments:
     Vanguard mutual funds:
       PRIMECAP Fund................................ $4,118,385   $2 707,939
                                                     ----------   ----------
                                                      4,118,385    2,707,939
   Due from Hartmarx Corporation:
     Employee contributions.........................     47,927       45,350
     Employee loan repayments.......................      9,434        6,020
                                                     ----------   ----------
                                                      4,175,746    2,759,309
LIABILITIES:                                               -            -
                                                     ----------   ----------
TOTAL EQUITY                                         $4,175,746   $2,759,309
                                                     ==========   ==========

                                                          International
                                                         Growth Portfolio
                                                      ----------------------
                                                        1996         1995
                                                        ----         ----

ASSETS:
   Investments:
     Vanguard mutual funds:
       International Growth Portfolio............... $1,684,319   $  759,062
                                                     ----------   ----------
                                                      1,684,319      759,062
   Due from Hartmarx Corporation:
     Employee contributions.........................     14,991       10,419
     Employee loan repayments.......................      1,860        1,012
                                                     ----------   ----------
                                                      1,701,170      770,493
LIABILITIES:                                               -            -
                                                     ----------   ----------
TOTAL EQUITY                                         $1,701,170   $  770,493
                                                     ==========   ==========


                                                             Loan Fund
                                                      ----------------------
                                                        1996         1995
                                                        ----         ----

ASSETS:
 Investments:
     Loans to participants.......................... $1,660,404   $1,270,591
                                                     ----------   ----------
                                                      1,660,404    1,270,591
LIABILITIES:                                               -            -
                                                     ----------   ----------
TOTAL                                                $1,660,404   $1,270,591
                                                     ==========   ==========


                                                        Hartmarx Stock Fund
                                                     -----------------------
                                                         1996        1995
                                                         ----        ----

ASSETS:
   Investments:
     Hartmarx Corporation common
       stock........................................ $8,259,592   $6,529,911
     Vanguard mutual funds:
       VMMR - Prime Portfolio.......................    114,013      128,754
                                                     ----------   ----------
                                                      8,373,605    6,658,665
   Due from Hartmarx Corporation:
     Employee contributions.........................     48,469       70,324
     Employee loan repayments.......................     12,146       10,180
   Accrued investment income........................        328          581
                                                     ----------   ----------
                                                      8,434,548    6,739,750
LIABILITIES:

   Payable to Hartmarx Corporation..................     78,346       80,843
                                                     ----------   ----------
TOTAL EQUITY                                         $8,356,202   $6,658,907
                                                     ==========   ==========


Investment in each fund option above is at the participants' direction, except that Employer contributions prior to 1989 and related earnings aggregating $649,965 and $632,005 at December 31, 1996 and 1995,
respectively, are restricted to the Hartmarx Stock Fund.

Income and changes in the equity of the funds comprising the Plan for the year ended December 31, 1996 is as follows:

                                          Hartmarx     VFISF      Hartmarx
                                            Stock       GNMA        GIC
                                            Fund      Portfolio     Fund
                                          --------    ---------   --------

Income (loss) from:
  Net gain on distributions of stock
    to participants.................... $   64,232  $      -   $        -
  Net gain (loss) on sales of
    investments........................     98,403    (23,828)           -
  Unrealized appreciation
    (depreciation) of investments......  1,680,046    (87,445)           -
                                        ----------- ---------- -----------

  Net increase (decrease) in
    fair value.........................  1,842,681   (111,273)           -

  Other investment income:
  Dividends on shares of
    mutual funds.......................        -      405,450           -
  Earnings from money market
    mutual fund........................      6,841         -            -
  Earnings from Vanguard Investment
    Contract Trust.....................        -           -      262,750
  Interest income......................        -           -      104,758
                                        ----------- ---------  ----------

         Total income (loss)...........  1,849,522    294,177     367,508

Participants' contributions............    621,463    377,375     430,955
Transfers - loan withdrawals...........   (129,609)   (95,268)    (78,440)
Transfers - loan repayments............    166,040    116,483      98,084
Transfers - among investment funds, net.   166,102   (244,155)   (432,100)
Administrative expenses.................    (7,073)      (640)          -
Distributions to participants...........  (969,150)  (519,760) (2,200,986)
                                        ----------- ---------- -----------

Net increase (decrease) in fund
  equity...............................  1,697,295    (71,788) (1,814,979)
Fund equity:
  Beginning of year....................  6,658,907  5,881,493   7,264,793
                                        ----------- ---------  ----------

  End of year.......................... $8,356,202 $5,809,705  $5,449,814
                                        ========== ==========  ==========

                                            VMMR        Index       STAR
                                            Prime        500        Fund
                                          Portfolio   Portfolio  Portfolio
                                          ---------   ---------  ---------
Income from:

  Net gain on sales of investments.....   $     -     $  132,806  $   70,894
  Unrealized appreciation
    of investments.......................       -        999,091     211,873
                                          ---------   ----------   ---------
  Net increase in fair value.............       -      1,131,897     282,767

  Other investment income:
  Dividends on shares of
    mutual funds.........................       -        153,782     570,962
  Earnings from money market
    mutual fund..........................    272,934        -           -
                                          ----------  ----------   ---------

         Total income (loss).............    272,934   1,285,679     853,729

Participants' contributions..............     89,188     698,334     645,770
Transfers - loan withdrawals.............    (71,385)   (115,514)    (84,884)
Transfers - loan repayments..............     27,896     133,736      99,062
Transfers - among investment funds, net.. (2,537,331)    885,318     687,644
Administrative expenses..................       (120)       (130)       (690)
Distributions to participants............ (1,740,217)   (726,042)   (799,642)
Transfers of participants' balances
 received from other benefit plans.......  8,658,852        -           -
                                          ----------  ----------   ---------

Net increase in fund equity..............  4,699,817   2,161,381   1,400,989

Fund equity:
  Beginning of year......................  1,235,900   5,049,373   4,907,053
                                          ----------  ----------  ----------

  End of year............................ $5,935,717  $7,210,754  $6,308,042
                                          ==========  ==========  ==========

                                                     International
                                           PRIMECAP     Growth       Loan
                                             Fund      Portfolio     Fund
                                           --------  -------------   ----

Income from:
  Net gain on sales of investments......  $  81,538  $   23,186  $     -
  Unrealized appreciation
    of investments......................    393,274      70,457        -
                                          ---------   ---------  ----------
  Net increase in fair value............    474,812      93,643        -

  Other investment income:
    Dividends on shares of
      mutual funds......................    120,410      71,959         -
    Interest income from participant
      loans.............................       -           -         125,996
                                         ----------   ---------   ----------

         Total income (loss)............    595,222     165,602      125,996

Participants' contributions.............    595,422     174,907         -
Transfers - loan withdrawals............   (134,542)    (24,516)     734,158
Transfers - loan repayments.............    133,091      25,061     (799,453)
Transfers - among investment funds, net..   770,179     704,343         -
Administrative expenses.................        (80)        (30)        -
Distributions to participants...........   (542,855)   (114,690)     (50,552)
Transfers of participants' balances
 received from other benefit plans......       -           -         379,664
                                          ---------  ----------   ----------

Net increase in fund equity.............  1,416,437     930,677      389,813

Fund equity:
  Beginning of year.....................  2,759,309     770,493    1,270,591
                                         ----------  ----------   ----------

  End of year..........................  $4,175,746  $1,701,170   $1,660,404
                                         ==========  ==========   ==========

                     CONSENT OF INDEPENDENT ACCOUNTANTS
                     ----------------------------------

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 333-03169) of Hartmarx Corporation of our report dated June 20, 1997 appearing on page 1 of Exhibit 99 to the 1996 Annual Report on Form 10-K of Hartmarx Corporation, filed with this Form 10K-A.

PRICE WATERHOUSE LLP

Chicago, Illinois
June 26, 1997

                                                         Schedule G, Part I
                                                         ------------------
                                                           (Page 1 of 2)


                    THE HARTMARX SAVINGS-INVESTMENT PLAN

                   EIN: 36-3217140           Plan #: 002

                             PART I - ITEM 27a
              SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                            AT DECEMBER 31, 1996
                            --------------------

IDENTITY OF PARTY,
  DESCRIPTION OF       MATURITY    INTEREST                   CURRENT
    INVESTMENT           DATE        RATE          COST        VALUE

Line 31c(9)(b)
--------------

* Loans to Participants Various    7%-11.5%    $   -0-       $ 1,660,404
                                               ===========   ===========

Line 31c(11)
------------

Vanguard Investment Contract
  Trust (3,645,340 units)                      $ 3,645,340   $ 3,645,340
                                               ===========   ===========

Line 31c(15)
------------

VMMR - Prime Portfolio
  (6,040,706 shares)                           $ 6,040,706   $ 6,040,706

VFISF-GNMA Portfolio
  (564,780 shares)                             $ 5,758,158   $ 5,772,049

Index 500 Portfolio
  (103,189 shares)                             $ 5,340,108   $ 7,136,547

STAR Fund Portfolio
  (393,077 shares)                             $ 5,644,367   $ 6,234,193

PRIMECAP Fund
  (136,914 shares)                             $ 3,570,217   $ 4,118,385

International Growth
  Portfolio
  (102,328 shares)                             $ 1,583,712   $ 1,684,319
                                               -----------   -----------

                                               $27,937,268   $30,986,199
                                               ===========   ===========

* Party-in-interest to the Plan

                                                         Schedule G, Part I
                                                         ------------------
                                                           (Page 2 of 2)

                    THE HARTMARX SAVINGS-INVESTMENT PLAN

                   EIN: 36-3217140           Plan #: 002


                             PART I - ITEM 27a
              SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                            AT DECEMBER 31, 1996
                            --------------------

IDENTITY OF PARTY,
  DESCRIPTION OF       MATURITY  INTEREST     PAR                     CURRENT
    INVESTMENT           DATE      RATE      VALUE         COST        VALUE

Line 31c(16)
------------

MBL Life Assurance
  Corp.
  RGA 4690           01/01/2000   #5.1     $1,400,000  $ 1,773,121  $1,773,121
                                                       ===========  ==========


Line 31d(1)
-----------

*Hartmarx Corporation
  Common stock
  (1,468,372 shares)                        $ 2.50     $11,095,340  $8,259,592
                                                       ===========  ==========


# - See Note 6 to financial statements for further information.

* - Party in interest to the Plan.

                                                         Schedule G, Part V
                                                         ------------------
                                                            (Page 1 of 1)


                    THE HARTMARX SAVINGS-INVESTMENT PLAN

                    EIN: 36-3217140           Plan #: 002

          PART V - ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
        SERIES OF SECURITY TRANSACTIONS EXCEEDING 5% OF PLAN ASSETS
                          1/1/96 THROUGH 12/31/96

                                                         CURRENT
                                                         VALUE OF
                                                         ASSET ON
IDENTITY OF PARTY/      PURCHASE   SELLING    COST OF   TRANSACTION  NET GAIN
DESCRIPTION OF ASSET     PRICE      PRICE      ASSET       DATE      OR (LOSS)

Hartmarx Corporation
  Common stock         2,014,002       -      2,014,002  2,085,487     71,485
  Common stock              -     1,744,466   3,043,084  1,744,466 (1,298,618)

Vanguard Investment
  Contract Trust
  Trust units          1,102,207       -      1,102,207   1,102,207        -
  Trust units               -     2,890,195   2,890,195   2,890,195        -

VMMR Prime Portfolio
  Mutual fund shares  10,516,576       -     10,516,576  10,516,576        -
  Mutual fund shares        -     5,817,485   5,817,485   5,817,485        -

Vanguard GNMA Portfolio
  Mutual fund shares   1,270,957       -      1,270,957   1,270,957        -
  Mutual fund shares        -     1,227,662   1,228,371   1,227,662      (709)

Vanguard Index Trust
  500 Portfolio
  Mutual fund shares   3,270,266       -      3,270,266   3,270,266        -
  Mutual fund shares        -     2,259,168   1,867,969   2,259,168   391,199

Vanguard STAR Fund
  STAR Portfolio
  Mutual fund shares   2,614,683       -      2,614,683   2,614,683        -
  Mutual fund shares        -     1,501,772   1,336,775   1,501,772   164,997

Vanguard PRIMECAP Fund
  Mutual fund shares   2,672,621       -      2,672,621   2,672,621        -
  Mutual fund shares        -     1,736,986   1,588,565   1,736,986   148,421

Vanguard International
  Growth Portfolio
  Mutual fund shares   1,461,826       -      1,461,826   1,461,826        -
  Mutual fund shares        -       630,211     602,363     630,211    27,848