Form 10-Q
period 1997-05-31
HARTMARX CORP/DE
filed 1997-07-15
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                                FORM 10-Q

(Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X              OF THE SECURITIES EXCHANGE ACT OF 1934
 ______
                 For quarterly period ended May 31, 1997

                                   or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ______              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________


                      Commission file number 1-8501


                          HARTMARX CORPORATION
                          --------------------
         (Exact name of registrant as specified in its charter)


                  Delaware                              36-3217140
                  --------                              ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification Number)

           101 North Wacker Drive
               Chicago, Illinois                           60606
               -----------------                           -----
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

                                          Yes ---X---      No ------
                                              -------         ------



At June 30, 1997, there were 33,742,181 shares of the Company's common stock outstanding.


                          HARTMARX CORPORATION


                                  INDEX


                                                               Page
                                                              Number
Part I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statement of Earnings for the
            three months and six months ended May 31, 1997
            and May 31, 1996.                                    3

            Consolidated Balance Sheet as of May 31 1997,
            November 30, 1996 and May 31, 1996.                  4

            Condensed Consolidated Statement of Cash Flows
            for the six months ended May 31, 1997 and
            May 31, 1996.                                        6

            Notes to Consolidated Financial Statements.          7


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.       9


Part II  -  OTHER INFORMATION


   Item 4.  Results of Votes of Security Holders                11

   Item 5.  Other Information                                   11

   Item 6.  Exhibits and Reports on Form 8-K                    11


Signatures                                                      12


                       Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements



                            HARTMARX CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                              (000's Omitted)

                                      Three Months Ended May        Six Months Ended May
                                                31,                          31,
                                     -------------------------     -----------------------
                                        1997           1996          1997           1996
                                     ----------     ----------     ---------      --------

Net sales                              $169,735       $134,253      $346,853      $285,112
Licensing and other income                  793            990         1,612         2,204
                                     ----------     ----------     ---------      --------
                                        170,528        135,243       348,465       287,316
                                     ----------     ----------     ---------      --------

Cost of goods sold                      128,705        102,157       265,438       219,142
Selling, general and administrative      36,929         31,629        71,930        65,036
expenses
                                     ----------     ----------     ---------      --------
                                        165,634        133,786       337,368       284,178
                                     ----------     ----------     ---------      --------

Earnings before interest, taxes and
   extraordinary gain                     4,894          1,457        11,097         3,138

Interest expense                          4,379          4,262         8,412         8,513
                                     ----------     ----------     ---------      --------

Earnings (loss) before taxes and
   extraordinary gain                       515        (2,805)         2,685       (5,375)

Tax (provision) benefit                   (195)          1,065       (1,020)         2,040
                                     ----------     ----------     ---------      --------

Net earnings (loss) before                  320        (1,740)         1,665       (3,335)
extraordinary gain

Extraordinary gain, net of tax                -             64             -           725
provision
                                     ----------     ----------     ---------      --------

Net earnings (loss)                        $320       $(1,676)        $1,665       $(2,610)
                                     ==========     ==========     =========      ========

Earnings (loss) per share:
   Before extraordinary gain               $.01         $(.05)          $.05         $(.10)
                                          =====         ======          ====        ======
   After extraordinary gain                $.01         $(.05)          $.05         $(.08)
                                          =====         ======          ====        ======

Dividends per common share                $   -         $   -           $  -        $    -
                                          =====         ======          ====        ======
Average number of common shares and
   common share equivalents              34,168         32,963        33,896        32,901
                                         ======         ======        ======        ======




               (See accompanying notes to consolidated financial statements)



                            HARTMARX CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                              (000's Omitted)



                                            May 31,              Nov. 30,            May 31,
                                             1997                 1996                1996
                                        --------------       --------------       -------------

CURRENT ASSETS

Cash and cash equivalents                      $1,202               $2,844              $1,029

Accounts receivable, less allowance of
      $9,745, $9,983 and $8,667 for
      doubtful accounts                       121,137              135,554              96,863

Inventories                                   184,926              165,913             155,766

Prepaid expenses                                6,292                4,555               5,911

Recoverable and deferred income taxes           8,599               11,600               6,411
                                        --------------       --------------       -------------
      Total current assets                    322,156              320,466             265,980
                                        --------------       --------------       -------------


INVESTMENTS AND OTHER ASSETS                   24,362               22,579              20,932
                                        --------------       --------------       -------------


DEFERRED INCOME TAXES                          43,285               43,285              31,081
                                        --------------       --------------       -------------




PROPERTIES

 Land                                           2,628                2,628               2,627

Buildings and building improvements            48,960               48,758              47,397

Furniture, fixtures and equipment             106,417              106,128             100,844

Leasehold improvements                         16,443               16,767              17,756
                                        --------------       --------------       -------------
                                              174,448              174,281             168,624

Accumulated depreciation and amortization    (133,242)            (130,372)           (123,980)
                                        --------------       --------------       -------------
      Net properties                           41,206               43,909              44,644
                                        --------------       --------------       -------------

TOTAL ASSETS                                 $431,009             $430,239            $362,637
                                        ==============       ==============       =============




               (See accompanying notes to consolidated financial statements)





                            HARTMARX CORPORATION
                         CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's Omitted)


                                           May 31,              Nov. 30,             May 31,
                                             1997                 1997                1996
                                        --------------       --------------       -------------

CURRENT LIABILITIES

Notes payable                                 $20,000              $20,000             $20,000

Current maturities of long term debt               60                  100                 194

Accounts payable and accrued expenses          98,329               99,745              77,859
                                        --------------       --------------       -------------
      Total current liabilities               118,389              119,845              98,053
                                        --------------       --------------       -------------


LONG TERM DEBT, less current maturities       147,035              148,428             131,428
                                        --------------       --------------       -------------


SHAREHOLDERS' EQUITY

Preferred shares, $1 par value;                     -                    -                   -
      2,500,000 authorized and unissued

Common shares, $2.50 par value;
  authorized 75,000,000; issued
  33,664,859 in May 1997; 33,365,317
  in November 1996 and 32,986,825
  in May 1996.                                 84,162               83,413              82,467

Capital surplus                                77,851               77,355              76,672

Retained earnings (deficit)                    12,136               10,471             (16,694)

Unearned employee benefits                     (8,564)              (9,273)             (9,289)
                                        --------------       --------------       -------------
      Total shareholders' equity              165,585              161,966             133,156
                                        --------------       --------------       -------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $431,009             $430,239            $362,637
                                        ==============       ==============       =============





               (See accompanying notes to consolidated financial statements)




                            HARTMARX CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT
                               OF CASH FLOWS
                              (000's Omitted)



                                                             Six Months Ended May 31
                                                        ---------------------------------
Increase (Decrease) in Cash and Cash Equivalents             1997               1996
                                                        --------------     --------------
Cash Flows from Operating Activities:

  Net earnings (loss), including extraordinary gain            $1,665            $(2,610)
  Extraordinary gain, net of tax provision                          -               (725)
  Reconciling items to adjust net earnings (loss)
  to net cash  provided by (used in) operating activities:
        Depreciation and amortization                           4,435              4,690
        Changes in:
           Receivables, inventories and prepaids               (6,333)             8,315
           Other assets                                        (1,912)               760
           Accounts payable and accrued expenses               (1,416)            (1,008)
           Taxes and deferred taxes on earnings                 3,001                527
                                                        --------------     --------------
Net cash provided by (used in) operating activities              (560)             9,949
                                                        --------------     --------------

Cash Flows from Investing Activities:
  Capital expenditures                                         (1,566)            (4,199)
                                                        --------------     --------------
Net cash used in investing activities                          (1,566)            (4,199)
                                                        --------------     --------------

Cash Flows from Financing Activities:
  Increase (decrease) in notes payable                         (1,400)               558
  Purchase of $13.5 million 10 7/8% Sr. Sub. Notes, net             -            (11,879)
  Decrease in other long term debt                                (70)              (375)
  Other equity transactions                                     1,954              1,275
                                                        --------------     --------------
Net cash provided by (used in) financing activities               484            (10,421)
                                                        --------------     --------------

Net decrease in cash and cash equivalents                      (1,642)            (4,671)
Cash and cash equivalents at beginning of period                2,844              5,700
                                                        --------------     --------------
Cash and cash equivalents at end of period                     $1,202             $1,029
                                                        ==============     ==============

Supplemental  Cash Flow Information
  Net cash paid (received) during period for:
    Interest expense                                           $7,600             $8,500
    Income taxes                                                 (200)            (2,100)



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

The provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), are effective for the Company's fiscal year commencing December 1, 1997. There would have been no change in the earnings per share as reflected in the accompanying Consolidated Statement of Earnings had FAS 128 been effective in the periods ended May 31, 1997 and May 31, 1996.



Note 3

Long-term debt comprised the following (000's omitted):

                                      May 31,     Nov. 30,    May 31,
                                        1997        1996        1996
                                     ---------   ---------   ---------
Notes payable                          $62,000     $63,400     $47,700
10 7/8% Senior Subordinated Notes,      84,946      84,909      86,079
net
Industrial development bonds            17,444      17,487      17,559
Other debt                               2,705       2,732         284
                                     ---------   ---------   ---------
                                       167,095     168,528     151,622
Less - current                          20,060      20,100      20,194
                                     ---------   ---------   ---------
Long term debt                        $147,035    $148,428    $131,428
                                     =========   =========   =========



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



Note 4

Inventories at each date consisted of (000's omitted):


                               May 31,         Nov. 30,          May 31,
                                1997             1996             1996
                             -----------      -----------      -----------
Raw  materials                  $57,097          $49,248          $42,203
Work-in-process                  27,897           25,151           23,085
Finished goods                   99,932           91,514           90,478
                             -----------      -----------      -----------
                               $184,926         $165,913         $155,766
                             ===========      ===========      ===========



Inventories are stated at the lower of cost or market. At May 31, 1997, November 30, 1996 and May 31, 1996, approximately 48%, 49% and 43% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.



                             HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources


November 30, 1996 to May 31, 1997
---------------------------------

Since November 30, 1996, net accounts receivable decreased $14.4 million or 10.6% to $121.1 million reflecting the normal seasonal fluctuations in the Men's Apparel Group. Inventories of $184.9 million increased $19.0 million or 11.5% in anticipation of higher Fall season sales. Net properties of $41.2 million declined $2.7 million as depreciation expense exceeded capital additions for the six months. Capital expenditures and depreciation expense for the full year are each anticipated to be approximately $8.5 million. Total debt of $167.1 million declined $1.4 million and represented 50.2% of total capitalization compared to 51.0% at November 30, 1996.





May 31, 1996 to May 31, 1997
----------------------------

On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights, current assets, properties and operations of the Plaid Clothing Group, Inc. and its subsidiaries
("Plaid") pursuant to an Asset Purchase Agreement. The increases in accounts receivable, inventories and accounts payable and accrued expenses from May 31, 1996 result largely from this acquisition.

Net accounts receivable increased $24.3 million to $121.1 million; the increase was $8.4 million or 8.7%, excluding the amount related to the Plaid asset purchase, principally attributable to the higher sales. The allowance for doubtful accounts increased $1.0 million to $9.7 million primarily attributable to Plaid. Inventories of $184.9 million increased $29.2 million; the increase was $2.6 million or 1.7% excluding the amount related to the Plaid asset purchase. Net properties of $41.2 million declined $3.4 million, primarily reflecting depreciation expense exceeding capital additions. Accounts payable and accrued expenses of $98.3 million increased $20.5 million, primarily attributable to the Plaid acquisition. Total debt of $167.1 million increased $15.5 million, reflecting the $27 million paid for the Plaid assets, partially offset by the trailing year earnings and working capital reductions; debt represented 50.2% of total capitalization at May 31, 1997 compared to 53.2% at May 31, 1996.


Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996
---------------------------------------------------

Consolidated sales of $169.7 million increased $35.5 million or 26.4%; the increase was 7.9% excluding the revenues attributable to the Plaid brands. Men's Apparel Group sales increased approximately 27.3%, which included the Plaid brands. The businesses positioned in the upper end of the tailored clothing market experienced a 20% sales increase while the businesses which market moderately priced clothing continued to operate in a difficult environment and experienced a 2% sales decline and reduced profitability. Golfwear revenues increased over 18%. Sales in the women's businesses increased 17% and represented approximately 8% of consolidated sales in 1997 and 9% in 1996.

The consolidated gross margin percentage to sales was 24.2% compared to 23.9% last year, as ratios improved in both the men's and women's businesses. Consolidated selling, general and administrative expenses were $36.9 million compared to $31.6 million last year and represented 21.8% of sales compared to 23.6% last year. Earnings before interest, taxes and extraordinary gain increased $3.4 million to $4.9 million. Interest expense of $4.4 million increased by $.1 million and included amortization of financing fees of $.3 million in both periods.

Consolidated pre-tax earnings were $.5 million in 1997 compared to a loss of $2.8 million in 1996. After reflecting the applicable tax provision or benefit, consolidated earnings were $.3 million or $.01 per share compared to a loss of $1.7 million or $.05 per share in 1996.



Six Months 1997 Compared to Six Months 1996
-------------------------------------------

Consolidated sales increased $61.7 million or 21.7% to $346.9 from $285.1 million in 1996; the revenue increase associated with the Plaid brands acquired represented 16.6%. Men's Apparel Group sales increased approximately 21%, primarily attributable to the Plaid brands. The Hickey-Freeman and Hart Schaffner & Marx businesses positioned at the upper end of the tailored clothing market had a combined 14% revenue increase. The businesses which market moderately priced clothing continued to operate in a difficult environment and experienced a 4% sales decline and reduced profitability. Women's Apparel Group revenues, which represented 8% of consolidated sales in each year, increased approximately 25%.

The consolidated gross margin percentage to sales improved to 23.5% from 23.1% last year. The Men's Apparel Group gross margin rate was lower, as improvements in the businesses in the higher price point categories were offset by declines in the moderately priced product categories. Gross margins in the Women's Apparel Group improved, primarily attributable to International Women's Apparel. Consolidated selling, general and administrative expenses were $71.9 million compared to $65.0 million in 1996 and represented 20.7% of sales in 1997 compared to 22.8% of sales in 1996.

Earnings before interest, taxes and extraordinary gain (EBIT) were $11.1 million in 1997 compared to $3.1 million last year; EBIT represented 3.2% of sales in 1997 compared to 1.1% in 1996. The improvement was primarily attributable to the higher sales, improved gross margin ratio and lower operating expense ratio to sales. The Women's Apparel Group represented approximately one-half of the increase with the remainder reflecting improvement in the higher priced point businesses. Interest expense declined slightly to $8.4 million from $8.5 million last year and included amortization of financing fees of $.5 million in each year. Consolidated pre-tax earnings were $2.7 million compared to a pre-tax loss of $5.4 million last year. After reflecting the applicable tax provision or benefit, consolidated earnings were $1.7 million compared to a loss of $3.3 million in the year earlier period. The prior period results also included an extraordinary gain, net of $.4 million tax provision, of $.7 million related to public market purchases of $13.5 million face value of the Company's 10 7/8% Senior Subordinated Debentures.


                          Part II - OTHER INFORMATION


Item 4.     Results of Votes of Security Holders

The annual meeting of the stockholders of the Registrant was held on April 18, 1997. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 28, 1997 were elected for one year terms with voting for each as follows:

      Director                            For              Abstentions
      --------                            ---              -----------

      A. Robert Abboud                30,302,886           812,645
      Samawal A. Bakhsh               27,489,872         3,625,659
      Jeffrey A. Cole                 30,588,654           526,877
      Raymond F. Farley               30,554,567           560,964
      Elbert O. Hand                  30,543,013           572,518
      Donald P. Jacobs                30,541,953           573,578
      Charles Marshall                30,568,826           546,705
      Homi B. Patel                   30,554,464           561,067
      Michael B. Rohlfs               30,572,737           542,794
      Stuart L. Scott                 30,577,719           537,812


The reappointment of Price Waterhouse LLP as independent auditors was ratified with 30,905,490 shares for, 112,118 shares opposed and 97,923 shares abstaining.



Item 5.     Other Information

Frederick G. Wohlschlaeger joined the Registrant as Senior Vice
President, General Counsel and Secretary, effective July 1, 1997.



Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10-A-1 Employment Agreement dated July 1, 1997 between the Company and Frederick G. Wohlschlaeger

            Exhibit 10-A-2 Severance Agreement dated July 1, 1997 between the Company and Frederick G. Wohlschlaeger

            Exhibit 27              Financial Data Schedules



      (b)   No reports on Form 8-K were filed in the second quarter of 1997.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARTMARX CORPORATION

July 14, 1997                 By:  /s/ GLENN R. MORGAN
                                   -------------------------
                                       Glenn R. Morgan
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


July 14, 1997                 By:  /s/ ANDREW A. ZAHR
                                   -----------------------------
                                       Andrew A. Zahr
                                       Controller
                                         (Principal Accounting Officer)