Form 10-Q
period 1997-08-31
HARTMARX CORP/DE
filed 1997-10-14
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  _______            OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended August 31, 1997

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
  _______         OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ____________ to ____________


                      Commission file number 1-8501

                           HARTMARX CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                DELAWARE                              36-3217140
      -------------------------------            ----------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)


            101 NORTH WACKER DRIVE
               CHICAGO, ILLINOIS                          60606
      ----------------------------------------          ----------
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

At September 30, 1997, there were 33,896,376 shares of the Company's common stock outstanding.




                           HARTMARX CORPORATION

                                  INDEX

                                                                     Page
                                                                    Number
                                                                    ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statement of Earnings for
                  the three months and nine months ended
                  August 31, 1997 and August 31, 1996.                 3

                  Consolidated Balance Sheet as of
                  August 31, 1997, November 30, 1996
                  and August 31, 1996.                                 4

                  Condensed Consolidated Statement of
                  Cash Flows for the nine months ended
                  August 31, 1997 and August 31, 1996.                 6

                  Notes to Consolidated Financial Statements.          7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.      10


PART II - OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                            12




                      PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 HARTMARX CORPORATION
                          CONSOLIDATED STATEMENT OF EARNINGS
                                    (000'S OMITTED)

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  AUG. 31,                  AUG. 31,
                                           ----------------------    ----------------------
                                              1997        1996          1997        1996
                                           ---------    ---------    ---------    ---------
Net sales                                  $ 185,883    $ 164,905    $ 532,736    $ 450,017
Licensing and other income                       980        1,000        2,592        3,204
                                           ---------    ---------    ---------    ---------
                                             186,863      165,905      535,328      453,221
                                           ---------    ---------    ---------    ---------

Cost of goods sold                           138,853      126,221      404,291      345,363
Selling, general and administrative
  expenses                                    36,948       30,555      108,878       95,591
                                           ---------    ---------    ---------    ---------
                                             175,801      156,776      513,169      440,954
                                           ---------    ---------    ---------    ---------

Earnings before interest, taxes and
   extraordinary gain                         11,062        9,129       22,159       12,267

Interest expense                               4,437        4,082       12,849       12,595
                                           ---------    ---------    ---------    ---------

Earnings (loss) before taxes and
   extraordinary gain                          6,625        5,047        9,310         (328)

Tax (provision) benefit                       (2,520)      (1,916)      (3,540)         124
                                           ---------    ---------    ---------    ---------

Net earnings (loss) before extraordinary
   gain                                        4,105        3,131        5,770         (204)

Extraordinary gain, net of tax provision        --           --           --            725
                                           ---------    ---------    ---------    ---------

Net earnings                               $   4,105    $   3,131    $   5,770    $     521
                                           =========    =========    =========    =========

Earnings (loss) per share:
   Before extraordinary gain               $     .12    $     .09    $     .17    $    (.01)
                                           =========    =========    =========    =========
   After extraordinary gain                $     .12    $     .09    $     .17    $     .01
                                           =========    =========    =========    =========

Dividends per common share                 $    --      $    --      $    --      $    --
                                           =========    =========    =========    =========

Average number of common shares and
   common share equivalents                   34,532       33,093       34,111       32,965
                                           =========    =========    =========    =========

      (See accompanying notes to consolidated financial statements)




                                         HARTMARX CORPORATION
                                     CONSOLIDATED BALANCE SHEET
                                               ASSETS
                                           (000'S OMITTED)

                                                 AUG. 31,       NOV. 30,       AUG. 31,
                                                  1997           1996            1996
                                                ---------      ---------      ---------
CURRENT ASSETS

  Cash and cash equivalents                     $     788      $   2,844      $   1,645

  Accounts receivable, less allowance
    of $9,399, $9,983 and $9,222 for
    doubtful accounts                             157,771        135,554        126,618

  Inventories                                     183,677        165,913        133,159

  Prepaid expenses                                  7,010          4,555          5,205

  Recoverable and deferred income taxes             6,438         11,600          4,539
                                                ---------      ---------      ---------
        Total current assets                      355,684        320,466        271,166
                                                ---------      ---------      ---------

INVESTMENTS AND OTHER ASSETS                       22,109         22,579         23,925
                                                ---------      ---------      ---------

DEFERRED INCOME TAXES                              43,285         43,285         31,081
                                                ---------      ---------      ---------

PROPERTIES

  Land                                              2,628          2,628          2,628

  Buildings and building improvements              49,056         48,758         47,682

  Furniture, fixtures and equipment               111,678        106,128        101,514

  Leasehold improvements                           16,613         16,767         17,375
                                                ---------      ---------      ---------
                                                  179,975        174,281        169,199

  Accumulated depreciation and amortization      (134,953)      (130,372)      (125,450)
                                                ---------      ---------      ---------
        Net properties                             45,022         43,909         43,749
                                                ---------      ---------      ---------

TOTAL ASSETS                                    $ 466,100      $ 430,239      $ 369,921
                                                =========      =========      =========

      (See accompanying notes to consolidated financial statements)





                                            HARTMARX CORPORATION
                                         CONSOLIDATED BALANCE SHEET
                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                               (000'S OMITTED)

                                                  AUG. 31,       NOV. 30,       AUG. 31,
                                                    1997          1996           1996
                                                 ---------      ---------      ---------
CURRENT LIABILITIES

  Notes payable                                  $  30,000      $  20,000      $  20,000

  Current maturities of long term debt                  61            100            145

  Accounts payable and accrued expenses             89,671         99,745         63,965
                                                 ---------      ---------      ---------
        Total current liabilities                  119,732        119,845         84,110
                                                 ---------      ---------      ---------

LONG TERM DEBT, less current maturities            175,637        148,428        148,524
                                                 ---------      ---------      ---------

SHAREHOLDERS' EQUITY

  Preferred shares, $1 par value;                     --             --             --
     2,500,000 authorized and unissued

  Common shares, $2.50 par value; authorized
     75,000,000; issued 33,809,072 in
     Aug. 1997;  33,365,317 in November 1996
     and 33,132,740 in Aug. 1996                    84,523         83,413         82,832

  Capital surplus                                   78,196         77,355         76,916

  Retained earnings (deficit)                       16,241         10,471        (13,563)

  Unearned employee benefits                        (8,229)        (9,273)        (8,898)
                                                 ---------      ---------      ---------
        Total shareholders' equity                 170,731        161,966        137,287
                                                 ---------      ---------      ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                             $ 466,100      $ 430,239      $ 369,921
                                                 =========      =========      =========

      (See accompanying notes to consolidated financial statements)




                           HARTMARX CORPORATION
                     CONDENSED CONSOLIDATED STATEMENT
                              OF CASH FLOWS
                             (000'S OMITTED)

                                                        NINE MONTHS ENDED
                                                             AUG. 31
                                                     -----------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1997          1996
                                                     --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings, including extraordinary gain         $  5,770      $    521
  Extraordinary gain, net of tax provision               --            (725)
  Reconciling items to adjust net earnings
    to net cash used in operating activities:
      Depreciation and amortization                     6,595         7,015
      Changes in:
        Receivables, inventories, prepaids and
           other assets                               (42,222)        1,110
        Accounts payable and accrued expenses         (10,074)      (14,902)
        Taxes and deferred taxes on earnings            5,162         1,949
                                                     --------      --------
Net cash used in operating activities                 (34,769)       (5,032)
                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (7,296)       (5,731)
                                                     --------      --------
Net cash used in investing activities                  (7,296)       (5,731)
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                            37,099        17,909
  Purchases of $14.7 million 10 7/8% Sr. Sub.
     Notes, net                                          --         (13,037)
  Decrease in other long term debt                        (85)         (439)
  Other equity transactions                             2,995         2,275
                                                     --------      --------
Net cash provided by financing activities              40,009         6,708
                                                     --------      --------

Net decrease in cash and cash equivalents              (2,056)       (4,055)
Cash and cash equivalents at beginning of period        2,844         5,700
                                                     --------      --------
Cash and cash equivalents at end of period           $    788      $  1,645
                                                     ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Net cash paid (received) during period for:
     Interest expense                                $ 14,000      $ 14,700
     Income taxes                                        --          (2,500)


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

NOTE 3

Long-term debt comprised the following (000's omitted):

                                          Aug. 31,    Nov. 30,      Aug. 31,
                                            1997         1996         1996
                                          --------    --------      --------
  Notes payable                           $100,600    $ 63,400      $ 63,500
  10 7/8% Senior Subordinated Notes,
     net                                    84,964       84,909       84,890
  Industrial development bonds              17,402       17,487       17,534
  Other debt                                 2,732        2,732        2,745
                                          --------     --------     --------
                                           205,698      168,528      168,669
  Less - current                            30,061       20,100       20,145
                                          --------     --------     --------
  Long term debt                          $175,637     $148,428     $148,524
                                          ========     ========     ========

During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Credit Facility amendments in July 1995, November 1995 and January 1996, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment of certain covenants and the extension of the term from March 1997 to July 2000. The Credit Facility contains various restrictive covenants pertaining to minimum net worth, additional debt occurrence, capital expenditures, asset sales, operating leases, and ratios relating to minimum accounts payable to inventory, maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with the above noted covenants.

During the nine months ended August 31, 1996, the Company purchased $14.7 million face value of its Notes (substantially all of which were in the first quarter) at a discount, resulting in an extraordinary gain of $.7 million, or $.02 per share, net of $.4 million tax provision.

NOTE 4

Inventories at each date consisted of (000's omitted):

                           Aug. 31,     Nov. 30,     Aug. 31,
                             1997         1996         1996
                           --------     --------     --------
   Raw  materials          $ 56,564     $ 49,248     $ 37,663
   Work-in-process           28,397       25,151       18,317
   Finished goods            98,716       91,514       77,179
                           --------     --------     --------
                           $183,677     $165,913     $133,159
                           ========     ========     ========

Inventories are stated at the lower of cost or market. At August 31, 1997, November 30, 1996 and August 31, 1996, approximately 35%, 49% and 40% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

NOTE 5

The provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), are effective for the Company's fiscal year commencing December 1, 1997. There would have been no change in the earnings per share as reflected in the accompanying Consolidated Statement of Earnings had FAS 128 been effective in the periods ended August 31, 1997 and August 31, 1996.

The provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" are effective for the Company's fiscal year commencing December 1, 1998. In addition to net income, comprehensive income includes all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. The Statement requires presentation of prior period financial statements for comparability purposes. As the Company did not have any items in the current year or in prior periods presented which would be considered non-owner changes in equity, adoption of this standard would have no affect on the Company's financial statement disclosures.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for the Company's fiscal year beginning December 1, 1998. The Company is currently evaluating the impact of this statement in relation to the current disclosures contained in its interim and annual consolidated financial statements.



                           HARTMARX CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

November 30, 1996 to August 31, 1997

Since November 30, 1996, net accounts receivable increased $22.2 million or 16.4% to $157.8 million reflecting the normal seasonal fluctuations in the Men's Apparel Group. Inventories of $183.7 million increased $17.8 million or 10.7% in anticipation of higher sales and longer manufacturing lead times from additional off-shore sourcing. Net properties of $45.0 million increased $1.1 million as capital additions exceeded depreciation expense for the nine months. Accounts payable and accrued expenses declined $10.1 million from the seasonal payments in the Men's Apparel Group. Total debt of $205.7 million was $37.2 million higher and represented 54.6% of total capitalization compared to 51.0% at November 30, 1996. The Company's normal seasonality results in a higher debt capitalization at August 31 compared to November 30, when borrowings are lower.


August 31, 1996 to August 31, 1997

On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights, current assets, properties and operations of the Plaid Clothing Group, Inc. and its subsidiaries ("Plaid") pursuant to an Asset Purchase Agreement. The increases in accounts receivable, inventories and accounts payable and accrued expenses from August 31, 1996 result largely from this acquisition.

Net accounts receivable increased $31.2 million to $157.8 million; the increase was principally attributable to receivables related to the Plaid brands and to the earlier collection of certain receivables last year. Inventories of $183.7 million increased $50.5 million; the increase was attributable to inventories associated with the acquired Plaid brands, expanded lead times associated with increased off-shore production and anticipated higher sales. Net properties of $45.0 million increased $1.3 million, primarily reflecting capital additions exceeding depreciation expense. Accounts payable and accrued expenses of $89.7 million increased $25.7 million, primarily attributable to the Plaid acquisition. Total debt of $205.7 million increased $37.0 million, reflecting the $27 million paid for the Plaid assets and higher working capital related to the year-to-date and anticipated sales increases, partially offset by the improved trailing year earnings; debt represented 54.6% of total capitalization at August 31, 1997 compared to 55.1% at August 31, 1996.


RESULTS OF OPERATIONS

Third Quarter 1997 Compared to Third Quarter 1996

Consolidated sales of $185.9 million increased $21.0 million or 12.7%, primarily attributable to the acquired Plaid brands. Men's Apparel Group sales increased approximately 12%, which included the Plaid brands. Sales in the women's businesses increased 18% and represented approximately 8% of consolidated sales in each period. The consolidated gross margin percentage to sales improved to 25.3% compared to 23.5% last year, attributable to the men's businesses. Consolidated selling, general and administrative expenses of $36.9 million represented 19.9% of sales this year compared to 18.5% last year.

Earnings before interest and taxes increased $1.9 million to $11.1 million. Interest expense of $4.4 million increased by $.4 million, reflecting higher average borrowings and included amortization of financing fees of $.2 million in both periods. Consolidated pre-tax earnings were $6.6 million in 1997 compared to $5.0 million in 1996. After reflecting the applicable tax provision, consolidated earnings were $4.1 million or $.12 per share compared to $3.1 million or $.09 per share in 1996.


Nine Months 1997 Compared to Nine Months 1996

Consolidated sales increased $82.7 million or 18.4% to $532.7 from $450.0 million in 1996; the revenue increase associated with the Plaid brands acquired represented approximately 15%. Men's Apparel Group sales increased approximately 18%, primarily attributable to the Plaid brands. The Hickey-Freeman and Hart Schaffner & Marx businesses positioned at the upper end of the tailored clothing market had a combined revenue increase of approximately 10%. The businesses which market moderately priced clothing continued to operate in a difficult environment and experienced a 5% sales decline. Golfwear revenues improved approximately 10%. Women's Apparel Group revenues, which represented 8% of consolidated sales in each year, increased approximately 23%.

The consolidated gross margin percentage to sales increased to 24.1% from 23.3% last year. Gross margin rates improved in both the Men's Apparel Group and Women's Apparel Group. Consolidated selling, general and administrative expenses were $108.9 million compared to $95.6 million in 1996 and represented 20.4% of sales in 1997 compared to 21.2% of sales in 1996.

Earnings before interest, taxes and extraordinary gain (EBIT) were $22.2 million in 1997 compared to $12.3 million last year; EBIT represented 4.2% of sales in 1997 compared to 2.7% in 1996. The improvement was primarily attributable to the higher sales and improved gross margin and operating expense ratios to sales. The improved performance compared to the prior year was principally attributable to the men's businesses positioned at the premium price points, the women's businesses and the results attributable to the Plaid brands. Interest expense increased slightly to $12.8 million from $12.6 million last year and included amortization of financing fees of $.8 million in each year. Consolidated pre-tax earnings were $9.3 million compared to a pre-tax loss of $.3 million last year. After reflecting the applicable tax provision or benefit, consolidated earnings were $5.8 million or $.17 per share compared to a loss of $.2 million or $.01 per share in the year earlier period. The prior period results also included an extraordinary gain, net of $.4 million tax provision, of $.7 million, or $.02 per share, related to public market purchases of $14.7 million face value of the Company's 10 7/8% Senior Subordinated Debentures.


                       PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit 27           Financial Data Schedules

        (b) No reports on Form 8-K were filed in the third quarter of 1997.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARTMARX CORPORATION

October 14, 1997                    By:  /s/GLENN R. MORGAN
                                        --------------------------------
                                         Glenn R. Morgan
                                         Executive Vice President and
                                           Chief Financial Officer

                                         (Principal Financial Officer)


October 14, 1997                    By:   /s/ANDREW A. ZAHR
                                         -------------------------------
                                          Andrew A. Zahr
                                          Controller

                                          (Principal Accounting Officer)