Form 10-K
period 1997-11-30
HARTMARX CORP/DE
filed 1998-02-27
CIK 723371

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

                  For the fiscal year ended November 30, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  On February 20, 1998, 34,031,097 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was $270,000,000.

  Certain portions of the Registrant's definitive proxy statement dated February 27, 1998 for the Annual Meeting of Stockholders to be held April 9, 1998 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM NO.                                                                   PAGE
 --------                                                                   ----
PART I
  1       Business.......................................................     1
  2       Properties.....................................................     4
  3       Legal Proceedings..............................................     4
  4       Submission of Matters to a Vote of Security Holders............     4
          Executive Officers of the Registrant...........................     5

PART II
          Market for Registrant's Common Equity and Related Stockholder
  5       Matters........................................................     6
  6       Selected Financial Data........................................     7
          Management's Discussion and Analysis of Financial Condition and
  7       Results of Operations..........................................     8
  8       Financial Statements and Supplementary Data....................    14
          Changes in and Disagreements with Accountants on Accounting and
  9       Financial Disclosure...........................................    33

PART III
  10      Directors and Executive Officers of the Registrant.............    33
  11      Executive Compensation.........................................    33
  12      Security Ownership of Certain Beneficial Owners and Management.    33
  13      Certain Relationships and Related Transactions.................    34

PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
  14      K..............................................................    34

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

  Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R), Palm Beach(R), Brannoch(R), Barrie Pace(R), Hawksley & Wight(R) and Desert Classic(R); and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Burberrys(R), Austin Reed(R), Perry Ellis(R), Kenneth Cole(R), Evan-Picone(R), Daniel Hechter(R), Robert Comstock(TM), Gieves & Hawkes(R), Claiborne(R), KM by Krizia(TM), Pierre Cardin(R) and Nino Cerruti(R). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 25 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 13 countries outside the United States. Additionally, the Company has commenced direct marketing primarily in Europe and Asia, selling golfwear in 28 countries.

  The Company and its subsidiaries are engaged in the manufacturing and marketing of quality men's and women's apparel to independent retailers and through catalogs. Its operations currently consist of the following businesses--Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks and sportswear, including golfwear, to retailers for resale to consumers. The Women's Apparel Group is comprised of International Women's Apparel ("IWA"), which markets women's career apparel to department and specialty stores, and Barrie Pace, a direct mail catalog marketer of women's apparel and accessories. The Operating Segment Information on page 32 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

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

  In July 1995, as the final step in the Company's previously announced strategy to exit the retail business, the Company completed the disposition of its Kuppenheimer operation, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing whose products were sold exclusively through Kuppenheimer operated retail stores. Kuppenheimer's operating results for 1995, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings.

  This 1997 Annual Report on Form 10-K contains forward looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties. Exhibit 99 to this 1997 10-K Report identifies important risk factors which could cause the Company's actual financial results to differ materially from results forecasted or estimated by the Company in forward looking statements.

 Products Produced and Services Rendered

  The Company's merchandising strategy is to market a wide selection of men's tailored clothing and sportswear and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. In 1997, tailored clothing (suits and sportcoats) represented approximately 65% of the Company's total sales. Sportswear (which includes golfwear) and slacks represented approximately 26% of sales and women's apparel represented approximately 9% of sales.

  As an integrated manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. The majority of its men's tailored clothing and slacks are manufactured in 16 Company operated facilities located in the United States, one factory in Costa Rica and one factory in Mexico. The Company also utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, in accordance with Company specifications and production schedules.

  The Company's largest operating group, MAG, designs, manufactures and markets on a wholesale basis substantially all of the Company's men's tailored clothing through its Hart Schaffner & Marx, Hickey-Freeman, Intercontinental Branded Apparel and, in 1997, Plaid business units. Slacks and sportswear are manufactured and marketed principally through the Trans-Apparel Group, Biltwell, Bobby Jones and Robert Comstock business units. IWA designs and sources women's career apparel and sportswear for department and specialty stores under owned and licensed brand names. The Barrie Pace catalog features branded products principally purchased from unaffiliated sources, directed towards the business and professional woman. Approximately 30% of Barrie Pace sales are of products purchased from affiliated companies.

 Sources and Availability of Raw Materials

  Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 22% of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for 40% of the Company's total fabric requirements in fiscal 1997. No other supplier accounts for over 4% of the Company's total raw material requirements. As is customary in its industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

 Competition and Customers

  The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. Its women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major United States department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company's largest customer, Dillard Department Stores, represented approximately 15%, 18% and 16% of consolidated sales in 1997, 1996 and 1995, respectively. No other customer exceeded 8% of net sales.

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

 Employees

  The Company presently has approximately 8,100 employees, of which approximately 97% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

ITEM 2--PROPERTIES

  The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                         APPROXIMATE                                         EXPIRATION
                         FLOOR AREA                                           DATE OF
                          IN SQUARE                                           MATERIAL
LOCATION                    FEET     PRINCIPAL USE                             LEASES
--------                 ----------- -------------                           ----------
Anniston, AL............    76,000   Manufacturing                              1999
Buffalo, NY.............   115,000   Manufacturing                               *
Buffalo, NY.............   280,000   Office; manufacturing; warehousing         2015
Cape Girardeau, MO......   171,000   Manufacturing; warehousing                  *
Chicago, IL.............   102,000   Executive and operating company offices    2004
Des Plaines, IL.........   361,000   Manufacturing; warehousing                  *
Easton, PA..............   220,000   Office; warehousing                         *
Elizabethtown, KY.......    54,000   Manufacturing                               *
Erlanger, KY............   225,000   Warehousing                                2004
Farmington, MO..........    65,000   Warehousing                                 *
Farmington, MO..........    75,000   Manufacturing                              2000
Knoxville, TN...........   231,000   Manufacturing                               *
Michigan City, IN (2       420,000   Office; manufacturing; warehousing          *
 locations).............
New York, NY............    72,000   Sales offices/showrooms                    2005
Rector, AR..............    52,000   Manufacturing                               *
Rochester, NY...........   223,000   Office; manufacturing; warehousing          *
St. Louis, MO (2            88,000   Office; manufacturing                      2000
 locations).............
Somerset, KY............   225,000   Manufacturing                               *
Whiteville, NC..........   105,000   Manufacturing                               *
Winchester, KY..........    92,000   Manufacturing                               *
San Jose, Costa Rica....    72,000   Manufacturing                               *
Tolcayuca, Mexico.......    50,000   Manufacturing                               *

--------
*  Properties owned by the Registrant

  The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on page 26 of this Form 10-K.

ITEM 3--LEGAL PROCEEDINGS

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

EXECUTIVE OFFICERS OF THE REGISTRANT

  Each of the executive officers of the Registrant listed below has served the Registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Mr. Wohlschlaeger. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                                                   YEARS
                                                                                    OF    ELECTED
                                                                                  SERVICE    TO
                                                                                   WITH   PRESENT
NAME                                           POSITION                       AGE COMPANY POSITION
----                                           --------                       --- ------- --------
Elbert O. Hand.......... Chairman and Chief Executive Officer                  58    33     1992
                         (Director since 1984)
Homi B. Patel........... President and Chief Operating Officer                 48    18     1992
                         (Director since January, 1994)
Glenn R. Morgan......... Executive Vice President and Chief Financial Officer  50    18     1995
Frederick G.             Senior Vice President, General Counsel and Secretary  47     1     1997
 Wohlschlaeger..........
James E. Condon......... Vice President and Treasurer                          47    20     1995
Linda J. Valentine...... Vice President, Compensation and Benefits             47    17     1993
Andrew A. Zahr.......... Controller and Chief Accounting Officer               54    25     1994

  Frederick G. Wohlschlaeger became Senior Vice President, General Counsel and Secretary in July 1997. Prior to joining the Company, he was employed by Morton International, Inc. for seven years, most recently serving as vice president for legal affairs and group counsel of a significant operating group.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Hartmarx common shares are traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three years were as follows:

                                           1997          1996          1995
                                      -------------- ------------- -------------
                                       HIGH    LOW    HIGH   LOW    HIGH   LOW
                                      ------- ------ ------ ------ ------ ------
First Quarter........................ $ 6.00  $4.875 $4.625 $3.75  $6.375 $5.125
Second Quarter.......................  10.125  5.50   6.50   3.875  5.875  4.25
Third Quarter........................  10.00   7.125  6.375  4.625  6.875  4.75
Fourth Quarter.......................   9.375  7.25   5.375  4.25   6.625  4.50

  The most recent quarterly dividend paid was in November, 1991, in the amount of $.15 per share. The current financing agreements restrict the payment of dividends to a cumulative maximum amount of $17.5 million. The current financing agreements also contain various restrictive covenants pertaining to additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants under these agreements.

  As of February 20, 1998, there were approximately 5,915 stockholders of the Company's $2.50 par value common stock. The number of stockholders was estimated by adding the number of registered holders furnished by the Company's registrar and the number of participants in the Hartmarx Employee Stock Ownership Plan.

  The Company has authorized the Trustee of its retirement plan to purchase up to one million shares of the Company's common stock in open market transactions. As of February 20, 1998, 552,500 shares have been purchased pursuant to this authorization and the plan's aggregate holdings are 1,072,112.

ITEM 6--SELECTED FINANCIAL DATA

  The following table summarizes data for the years 1993 through 1997. The Company's complete annual financial statements and notes thereto for fiscal 1997 appear elsewhere herein.

   INCOME STATEMENT DATA
  IN THOUSANDS, EXCEPT PER
         SHARE DATA
  FOR YEARS ENDED NOVEMBER
           30 (A)                  1997     1996     1995      1994      1993
  ------------------------       -------- -------- --------  --------  --------
 Net sales.....................  $718,135 $610,180 $595,272  $621,847  $606,148
 Licensing and other income....     3,375    4,263    6,429     7,277     5,823
 Cost of sales.................   544,003  463,533  447,414   459,295   444,335
 Operating expenses............   143,482  127,699  132,806   139,720   137,315
 Earnings before interest,
  taxes, discontinued operation
  and extraordinary items......    34,025   23,211   21,481    30,109    30,321
 Interest expense..............    17,480   16,681   19,851    20,988    22,639
 Earnings before taxes,
  discontinued operation and
  extraordinary items..........    16,545    6,530    1,630     9,121     7,682
 Tax (provision) benefit.......     8,695   17,300   19,800     9,992      (273)
 Earnings before discontinued
  operation and extraordinary
  items........................    25,240   23,830   21,430    19,113     7,409
 Discontinued operation, net of
  tax..........................       --       --   (18,283)      897    (1,189)
 Net earnings before
  extraordinary items..........    25,240   23,830    3,147    20,010     6,220
 Extraordinary items, net of
  tax..........................       --       725      --     (3,862)      --
 Net earnings..................    25,240   24,555    3,147    16,148     6,220
 Net earnings (loss) per share:
  continuing operations........       .74      .72      .66       .59       .24
  discontinued operation.......       --       --      (.56)      .03      (.04)
  before extraordinary items...       .74      .72      .10       .62       .20
  after extraordinary items....       .74      .74      .10       .50       .20
 Cash dividends per share......       --       --       --        --        --
 Average number of common
  shares and equivalents.......    34,167   33,021   32,631    32,243    31,375
     BALANCE SHEET DATA
  IN THOUSANDS, EXCEPT PER
         SHARE DATA
       AT NOVEMBER 30
  ------------------------
 Cash..........................  $  1,626 $  2,844 $  5,700  $  2,823  $  1,507
 Accounts receivable...........   136,854  135,554  108,486   114,597   120,442
 Inventories...................   193,780  165,913  154,898   183,347   193,818
 Other current assets..........    24,484   16,155   10,409    11,670    21,948
 Net properties................    45,782   43,909   44,624    51,543    56,477
 Other assets/deferred taxes...    67,857   65,864   52,519    28,220    10,919
 Total assets..................   470,383  430,239  376,636   392,200   405,111
 Accounts payable, accrued
  expenses and taxes...........   100,098   99,745   78,867    76,049    63,001
 Total debt....................   178,001  168,528  163,278   187,784   233,113
 Shareholders' equity..........   192,284  161,966  134,491   128,367   108,997
 Equity per share..............      5.62     4.85     4.11      3.95      3.41
        OTHER DATA
       IN THOUSANDS
 FOR YEARS ENDED NOVEMBER
          30 (A)
 ------------------------
 Earnings before interest,
  taxes, depreciation,
  amortization, discontinued
  operation and extraordinary
  items........................  $ 41,673 $ 31,469 $ 30,069  $ 39,502  $ 39,917
 Depreciation and amortization
  of fixed assets..............     7,648    8,258    8,588     9,393     9,596
 Capital expenditures..........    10,086    8,207    8,441     6,173     5,467

--------
(A) 1995 and prior years reflect the Company's former retail business, Kuppenheimer, as a discontinued operation.

  Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing and Taxes on Earnings footnotes to the consolidated financial statements, provide additional information relating to the comparability of the information presented above.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Consolidated results for 1997 reflected a substantial improvement over 1996. Full year sales of $718.1 million increased 17.7% from $610.2 million in 1996, and pre-tax earnings more than doubled to $16.5 million in 1997 from $6.5 million in the prior year. The improved operating performance reflected, among other things, the sales and related margins associated with the acquisition of assets and license rights from the Plaid Clothing Group, Inc. at fiscal year end 1996, the continued strength in the premium price point businesses of Hickey-Freeman, Hart Schaffner & Marx and Bobby Jones, revenue and earnings improvements in the women's businesses and continued emphasis on expense control which resulted in selling and administrative expenses declining as a percentage of sales to 20.0% in 1997 from 20.9% last year.

  The Company operates exclusively in the apparel business. Its operations are comprised of (i) Men's Apparel Group ("MAG"), which designs, manufactures and markets men's tailored clothing on a wholesale basis, principally through its Hart Schaffner & Marx, Hickey-Freeman, Intercontinental Branded Apparel and, in 1997, the brands acquired from Plaid; slacks and sportswear (including golfwear) are marketed principally through its Trans-Apparel Group, Biltwell, Bobby Jones and Robert Comstock Apparel business units; and (ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs. In July 1995, the Company sold its Kuppenheimer business, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing sold exclusively through Kuppenheimer operated retail stores. This disposition completed the Company's previously announced strategy to eliminate its retail businesses and, accordingly, Kuppenheimer's operating results prior to disposition have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings for the year ended November 30, 1995.

RESULTS OF OPERATIONS

  Consolidated sales were $718.1 million in 1997, $610.2 million in 1996 and $595.3 million in 1995. The 17.7% increase in 1997 compared to 1996 was primarily attributable to the Plaid brands acquired at the end of the Company's 1996 fiscal year. The Company's premium priced tailored clothing brands, which include Hickey-Freeman, Hart Schaffner & Marx and the Burberry's license acquired from Plaid, recorded a combined sales gain of 15%. Three of the brands acquired from Plaid were the major contributors to the 33% improvement in the moderate price tailored clothing brands. Golfwear sales were in excess of $50 million and increased approximately 6% over 1996 levels. Women's Apparel Group sales increased 17%. The 2.5% consolidated sales increase in 1996 compared to 1995 was principally attributable to increases in the premium priced tailored clothing brands, as well as the women's businesses, partially offset by declines in the moderately priced branded and private label product lines.

  Consolidated 1997 pre-tax income improved significantly to $16.5 million in 1997 from $6.5 million in 1996 and $1.6 million in 1995. As discussed below, results for each year reflected recognition of non-cash income tax benefits of $8.7 million in 1997, $17.3 million in 1996 and $19.8 million in 1995 associated with operating loss carryforwards expected to be realized in future periods. After considering these tax benefits, consolidated net earnings before discontinued operation and extraordinary gain were $25.2 million or $.74 per share in 1997, $23.8 million or $.72 per share in 1996 and $21.4 million or $.66 per share in 1995. Fiscal 1996 consolidated results also included a $.7 million or $.02 per share extraordinary gain associated with the purchase of $14.7 million of the Company's 10 7/8% Senior Subordinated Debentures. The 1995 loss on discontinued operation, attributable to Kuppenheimer, aggregated $18.3 million or $.56 per share and consisted of an $18.1 million loss on the sale and $.2 million operating loss incurred before disposition. After consideration of the extraordinary gain and discontinued operation, net earnings were $24.6 million or $.74 per share in 1996 and $3.1 million or $.10 per share in 1995.

  The following summarizes sales and earnings before interest and taxes ("EBIT") for the Company's business groups (in millions):

                                                         YEAR ENDED NOVEMBER
                                                                 30,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
      Sales:
        Men's Apparel Group............................. $658.5  $559.1  $547.1
        Women's Apparel Group...........................   59.6    51.1    48.2
                                                         ------  ------  ------
          Total......................................... $718.1  $610.2  $595.3
                                                         ======  ======  ======
      EBIT:
        Men's Apparel Group............................. $ 36.3  $ 30.3  $ 32.1
        Women's Apparel Group...........................    6.7     3.6    (1.3)
        Other and adjustments...........................   (9.0)  (10.7)   (9.3)
                                                         ------  ------  ------
          Total......................................... $ 34.0  $ 23.2  $ 21.5
                                                         ======  ======  ======

  MAG sales were $659 million in 1997, $559 million in 1996 and $547 million in 1995. The 17.8% increase in 1997 compared to 1996 principally reflected the Plaid brands acquired in November 1996 and continuing strength of the premium priced tailored clothing brands, as well as improvements in Bobby Jones golfwear. The 2.2% increase in 1996 compared to 1995 reflected the strength of the premium priced tailored clothing brands and improvements in golfwear sales, partially offset by a 1.2% decrease in the businesses marketing moderately priced apparel. Sales were also impacted in 1996 compared to 1995 by the decline in volume to zero from $15 million with The Hastings Group, Inc., the purchaser of the HSSI, Inc. business, which was sold by Hartmarx in September, 1992. MAG EBIT was $36 million in 1997 compared to $30 million in 1996 and $32 million in 1995. Tailored clothing represented the most significant contributor to earnings in each year. The $6 million improvement in 1997 EBIT compared to 1996 was primarily attributable to improvements in the premium priced tailored clothing product lines and inclusion of the Plaid results; continuing competitive pressures in the moderately priced product lines prevented wholesale price increases, although gross margins improved slightly from product cost reductions achieved in part from more off-shore sourcing. The $2 million decline in 1996 EBIT compared to 1995 primarily reflected industry-wide conditions adversely affecting gross margins in the moderately priced product lines, partially offset by improvement in the premium priced tailored clothing and golfwear offerings.

  Women's Apparel Group sales, comprising approximately 8% of the consolidated total in each year, aggregated $60 million in 1997, $51 million in 1996 and $48 million in 1995. Revenues at IWA increased in both 1997 and 1996, reflecting growth of the Austin Reed brand and the introduction of the Hawksley & Wight line in 1997, at price points below Austin Reed. Barrie Pace catalog sales increased in 1997 following small declines in each of the two previous years. Women's Apparel Group earnings before interest and taxes were $7 million in 1997 compared to $4 million in 1996 and a loss of $1 million in 1995. IWA's improvement was attributable to both its revenue increases and improved gross margins. The Barrie Pace business was also profitable following a breakeven in 1996 and a loss in 1995; the improvement in each year reflected implementation of expense reduction actions and enhanced productivity of the catalogs distributed.

  Gross Margins. The consolidated gross margin percentage of sales was 24.2% in 1997, 24.0% in 1996 and 24.8% in 1995. The decline in the gross margin rate to sales in 1996 compared to 1995 was principally related to margin pressures in the moderately priced product lines characterized by declining wholesale prices, which more than offset improved gross margin rates in both the premium priced tailored clothing lines and in the women's businesses. The transition to more off-shore sourcing to ultimately improve gross margins in the moderate priced lines was initiated through the 1995 acquisition of production facilities in Mexico and Costa Rica. During 1996, start-up costs associated with these off-shore facilities aggregated $2.3 million, which adversely affected the 1996 gross margin rate by .4%.

  The .2% improvement in the 1997 gross margin rate compared to 1996 reflected continued strength in the premium priced tailored clothing lines and in the women's businesses. While wholesale prices in the moderately priced product lines remained very competitive, there was some margin improvement as costs were lowered from increased off-shore sourcing. Start-up costs related to production in owned off-shore facilities unfavorably affected the 1997 gross margin rate by .2%; start-up costs are expected to be minimal in 1998. LIFO expense was $.3 million in 1997, $.1 million in 1996 and $2.1 million in 1995.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $143 million in 1997, $128 million in 1996 and $133 million in 1995. As a percentage of sales, the expense rate declined to 20.0% in 1997 from 20.9% in 1996 and 22.3% in 1995, and reflected, among other things, the increased sharing of administrative services among the individual operating units and the higher sales. The improved ratio in 1997 was also attributable to the elimination of less efficient and certain redundant administrative functions associated with the assets acquired from Plaid at fiscal year end 1996.

  Advertising expenditures, including costs related to the Barrie Pace catalog, were $23 million in 1997 compared to $20 million in 1996 and $22 million in 1995, representing 3.3%, 3.2% and 3.6% of consolidated sales, respectively. The increase in 1997 primarily reflected higher MAG advertising expenditures, including amounts related to the Plaid brands. The decrease in 1996 primarily reflected lower costs associated with Barrie Pace.

  During 1997 the Company commenced a comprehensive upgrade of its management information systems. This project encompasses a significant change to the Company's existing hardware configuration and software applications and, among other things, is expected to result in the Company's information systems being year 2000 compliant upon completion during 1999. A significant portion of the new system enhancements will emanate from purchased software and written representation has been received from the various application vendors that such software is year 2000 compliant. The Company will be testing the various software during 1998 as an integral part of the phased implementation of the new applications. Costs associated with maintaining or modifying systems not expected to be replaced will be expensed as incurred. The Company's plans for assuring year 2000 compliance are also expected to include performing appropriate testing of its electronic interfaces with important customers' and suppliers' systems. Amounts charged to expense during 1997 for year 2000 compliance were insignificant and the Company does not expect the costs required to be expensed over the next several years to have a material effect on its financial position or results of operations. The Company expects that with the conversions to the new software and hardware, the year 2000 issue will not pose a significant operational problem for its computer systems. However, if the conversion is not made on a timely basis, the year 2000 issue could have an impact on the Company's ability to operate efficiently.

  Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $3.4 million in 1997, $4.3 million in 1996 and $6.4 million in 1995. The decline in each year principally related to the sale of certain license rights in prior years; a portion of the Company's licensing income is derived from Asian sources, principally Japan, and this area has also contributed to the decline in 1997 compared to 1996.

  Earnings before Interest, Taxes, Discontinued Operation and Extraordinary Items ( "EBIT"). EBIT was $34.0 million in 1997, $23.2 million in 1996 and $21.5 million in 1995, representing 4.7%, 3.8% and 3.6% of sales, respectively. The improvement in 1997 from 1996 was principally attributable to the lower operating expense ratio to sales. The improvement in 1996 from 1995 was principally attributable to operating expense reductions, which more than offset the decline in the gross margin ratio to sales.

  Interest Expense. Interest expense was $17.5 million in 1997, $16.7 million in 1996 and $19.9 million in 1995. As a percentage of sales, interest expense declined to 2.4% in 1997 from 2.7% in 1996 and 3.3% in 1995. The dollar increase in 1997 from 1996 reflected higher average borrowings, principally attributable to the $27 million paid for the assets acquired from Plaid. The decline in 1996 from 1995 reflected lower average borrowings, primarily from working capital reductions. The effective interest rate for all borrowings, including amortization costs, was 9.7% in 1997, 9.9% in 1996 and 10.4% in 1995. Interest expense in 1997 and 1996 was favorably affected by approximately $.5 million and $.4 million, respectively, from the repurchase of $14.7 million face value of the Company's 10 7/8% senior subordinated debentures utilizing credit facility availability. The Company's weighted average short term borrowing rate was 7.5% in 1997, 7.4% in 1996 and 8.5% in 1995. Interest expense included non-cash amortization of financing fees and expenses of $1.0 million in 1997 and 1996 and $1.4 million in 1995.

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

  During fiscal 1997, the Company concluded that the more likely than not criteria appropriately justified the recognition of the remaining amount of the tax benefits previously unrecognized associated with available net operating loss carryforwards. Accordingly, after giving effect to the benefit of future operating loss carryforwards and other timing differences recognized, the valuation reserve at November 30, 1997 was reduced to zero from $15.0 million at November 30, 1996, and this adjustment was reflected in the net tax benefit of $8.7 million recognized in fiscal 1997. This compares to the net tax benefit of $17.3 million and $19.8 million recognized in fiscal 1996 and 1995, respectively, which included reductions in the tax valuation reserve of $19.9 million and $20.6 million, respectively. Utilization of available operating loss carryforwards of $144 million as of November 30, 1997 by fiscal year end 2007 requires average annual taxable earnings of approximately $14 million.

  In 1996 and 1995, a portion, but not all, of the then remaining valuation allowance was deemed appropriate taking into consideration, among other things, the following: the level of pre-tax earnings in relation to both historical amounts earned during the 1980's and the significant operating losses incurred in the early 1990's; a history of profitability of the core MAG businesses, even during the 1990-1992 loss years which included operating losses from retail businesses subsequently sold or liquidated; the Company's income prospects in future years after consideration of available operating loss carryforwards which expire during the 2007-2010 period.

  (Also see "Liquidity and Capital Resources" for further discussion under deferred tax assets and remaining operating loss carryforwards.)

LIQUIDITY AND CAPITAL RESOURCES

  The current financing structure has been in place since March 1994, at which time the Company issued $100 million of public senior subordinated debentures, entered into a $175 million Revolving Credit Facility with a nine member lending group ("Credit Facility") and privately placed $15.5 million of industrial development bonds maturing in 2015 issued by development authorities in prior years. This 1994 Refinancing accomplished several of the Company's objectives, including extending maturities, reducing the level of borrowings subject to interest rate variability and establishing a separate working capital facility providing greater flexibility in addressing the Company's seasonal borrowing requirements.

  The Credit Facility is secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment or elimination of certain covenants and extension of the term from March 1997 to July 2000. The Credit Facility contains certain restrictions on the operation of the Company's business, including covenants pertaining to capital expenditures, asset sales, operating leases, incurrence of additional indebtedness, ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, and events of default. The Company was in compliance with the above noted covenants.

  Net cash used in operating activities was $6 million in 1997 compared to net cash provided by operating activities of $26 million in 1996 and $22 million in 1995. The change in 1997 compared to 1996 was attributable to higher working capital requirements, primarily inventories, partially offset by the current earnings. The improvement in 1996 compared to 1995 was attributable to both the higher earnings as well as working capital reductions during the year. At November 30, 1997, net accounts receivable of $136.9 million increased $1.3 million from November 30, 1996. The allowance for doubtful accounts was $9.8 million compared to $10.0 million last year, representing 6.7% of gross receivables in 1997 and 6.8% in 1996. Inventories of $193.8 million at November 30, 1997 increased $27.9 million or 16.8% from November 30, 1996, primarily attributable to longer lead times associated with increased off-shore production. Inventory turn was comparable to 1996, which improved from 1995.

  Recoverable and deferred income taxes at November 30, 1997 aggregated $62.8 million compared to $54.9 million at November 30, 1996. As noted previously, the valuation allowance was zero at November 30, 1997 compared to $15.0 million at November 30, 1996. Approximately $42.6 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected utilization of future operating loss carryforwards. At November 30, 1997, the Company had approximately $144 million of federal tax operating loss carryforwards available to offset future taxable income.

  At November 30, 1997, net properties were $45.8 million compared to $43.9 million at November 30, 1996. Capital additions during 1997 were $10.0 million compared to $8.2 million in 1996. Depreciation expense was $7.6 million in 1997 and $8.3 million in 1996. Capital additions for 1998 are anticipated to approximate $15 million and would be principally funded from cash generated from operating activities. The capital expenditure limitations contained in the Company's current borrowing agreements are not expected to result in delaying capital expenditures otherwise planned by the Company. During 1997, the Company capitalized approximately $7.5 million of costs related to the acquisition of new information systems, which are expected to be fully operational during 1999; costs related to business process reengineering were expensed.

  At November 30, 1997, total debt of $178.0 million was $9.5 million higher than the year earlier level. The $20 million of notes payable classified as current at November 30, 1997 reflects the anticipated debt reduction during fiscal 1997 under the Company's long term credit facility arrangements. Total debt, including short term borrowings and current maturities, represented 48% of the total $370 million capitalization at November 30, 1997, compared to 51% at November 30, 1996, with the improvement principally resulting from the trailing year earnings. Total additional borrowing availability at November 30, 1997 was $81 million.

  Shareholders' equity of $192.3 million at November 30, 1997 represented $5.62 book value per share compared to $4.85 book value per share at November 30, 1996. The $30.3 million equity increase during 1997 reflected the net earnings for the year, ongoing equity sales to employee benefit plans, proceeds from the exercise of stock options and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan. Dividends have not been paid since 1991 and no dividends are anticipated to be declared during fiscal 1998. The current Credit Facility restricts, but does not prohibit, the payment of dividends.

  Considering the impact of inflation, the current value of net assets would be higher than the Company's $192 million book value after reflecting the Company's use of LIFO inventory method and increases in the value of the properties since acquisition. Earnings would be lower than reported, assuming higher depreciation expense without a corresponding reduction in taxes.

OUTLOOK

  The Company's long-term earnings growth objectives combine revenue increases, gross margin rate improvement, continued control over operating expenses and reduction of financing costs. The significant improvement in 1997 operating results compared to 1996 was principally attributable to the sales increase and the spreading of general and administrative costs over the larger sales base; the .2% improvement in the gross margin rate to sales also contributed to the earnings improvement, and interest expense declined as a percentage of sales. Execution of the Company's strategies during 1998 would result in further earnings improvements compared to 1997 emanating principally from higher sales and improved gross margin rates. Acquisitions to enhance revenue and earnings growth and to broaden the Company's product offerings are also being actively pursued.

  The Company's preeminent position in tailored clothing has been enhanced by the brands acquired from Plaid at fiscal year end 1996, which contributed more than $90 million of revenues during 1997. Other new initiatives included the initial delivery of tailored clothing under the Kenneth Cole label commencing for the Fall 1997 season. These, along with the continued strength of the Hart Schaffner & Marx and Hickey-Freeman brands, are anticipated to result in tailored clothing sales growth during 1998, even after reflecting declines from the Cerruti and Krizia brands due to expiring license arrangements which will not be renewed. Slacks, sportswear and golf apparel continue as important sources for revenue and earnings growth. The Tommy Hilfiger casual slack business, first introduced in Fall 1996, generated a sales gain in 1997 of more than 30% and further revenue increases are anticipated in 1998. Hart Schaffner & Marx introduced its line of casual products for the Fall 1997 season, addressing the less formal apparel needs of its business apparel consumer; the Hickey-Freeman sportswear line, emphasizing casual dressing for the affluent Hickey-Freeman core customer, continued to register revenue increases during 1997, following its Fall 1996 introduction. Hickey-Freeman dress furnishings are being introduced for Fall 1998 delivery and it is anticipated that Hart Schaffner & Marx will expand into men's furnishings in the near future. These two premium price point brands are being more broadly positioned as full "collection" product offerings rather than as more limited tailored clothing brands. Continued growth is anticipated in the golf inspired collections marketed by the Bobby Jones division of Hickey-Freeman and will include a players collection in 1998 to appeal to the more active golfer. Approximately 150 dedicated Nicklaus golf selling spaces in major department and specialty stores are expected to be opened during 1998. In the Women's Apparel Group, the Austin Reed women's line of tailored coats, pants and dresses will be augmented by a knit collection, first available for Spring 1998 deliveries; its moderately priced Hawksley & Wight line, first delivered in Spring 1996, experienced sales growth in 1997, which is expected to continue into 1998.

  The economic difficulties experienced by many of the Asian economies has not and is not expected to have a significant adverse impact on the Company's results of operations. The Company does not have extensive sales to Asian markets, although the weak Japanese economy contributed to the decline in licensing income during 1997 compared to 1996. While only a limited percentage of products are sourced from Asia (principally certain golf products and certain women's styles), the Company could be expected to benefit marginally from a reduction in prices for these product lines due to the weakened Asian currencies relative to the U.S. dollar.

  The current apparel environment continues to be highly competitive, characterized by stable or declining wholesale prices in the moderately priced tailored clothing category, applicable to suits generally retailing for between $250 and $400. Gross margin enhancement remains a high priority, and is being addressed through improved manufacturing methods in Company production facilities and from a greater percentage of foreign sourcing. The integration of the Plaid business during 1997 was an important contributor to the significant reduction in selling, general and administrative expenses as a percentage of sales from 20.9% to 20%; ongoing programs to leverage administrative functions are continuing, although only modest incremental improvement is likely in 1998. Debt and related interest expense reduction continue as important elements in enhanced profitability. Although average borrowing levels increased during 1997, largely attributable to the $27 million paid for the Plaid acquisition at fiscal year end 1996, average borrowing rates declined slightly from repurchasing $15 million of the Company's 10 7/8% subordinated debt during 1996. Interest rate reductions applicable to the Company's revolving credit facility were effective in October 1997 and the full year favorable effect should be approximately $.3 million during 1998. The subordinated debentures are callable at 103.1 on January 15, 1999, and the Company is actively considering exercising its call option or perhaps a tender offer prior to the call date.

  The anticipated revenue growth, gross margin enhancement and continuing emphasis on cost control are expected to collectively contribute to an improved earnings performance in 1998.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  15
  Consolidated Statement of Earnings for the three years ended November
   30, 1997...............................................................  16
  Consolidated Balance Sheet at November 30, 1997 and 1996................  17
  Consolidated Statement of Cash Flows for the three years ended November
   30, 1997...............................................................  18
  Consolidated Statement of Shareholders' Equity for the three years ended
   November 30, 1997......................................................  19
  Notes to Consolidated Financial Statements..............................  20
  Financial Statement Schedules
    Schedule VIII--Valuation and Qualifying Accounts...................... F-1
  Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.
Supplementary Data:
  Quarterly Financial Summary (unaudited).................................  33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
January 14, 1998

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

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)

                                                    FISCAL YEAR ENDED NOVEMBER
                                                               30,
                                                    --------------------------
                                                      1997     1996     1995
                                                    -------- -------- --------
Net sales.......................................... $718,135 $610,180 $595,272
Licensing and other income.........................    3,375    4,263    6,429
                                                    -------- -------- --------
                                                     721,510  614,443  601,701
                                                    -------- -------- --------
Cost of goods sold.................................  544,003  463,533  447,414
Selling, general and administrative expenses.......  143,482  127,699  132,806
                                                    -------- -------- --------
                                                     687,485  591,232  580,220
                                                    -------- -------- --------
Earnings before interest, taxes, discontinued
 operation and extraordinary gain..................   34,025   23,211   21,481
Interest expense...................................   17,480   16,681   19,851
                                                    -------- -------- --------
Earnings before taxes, discontinued operation and
 extraordinary gain................................   16,545    6,530    1,630
Tax benefit........................................    8,695   17,300   19,800
                                                    -------- -------- --------
Earnings before discontinued operation and
 extraordinary gain................................   25,240   23,830   21,430
                                                    -------- -------- --------
Discontinued operation:
  Operating loss, net of tax benefit...............      --       --      (183)
  Loss on disposition, net of $.4 million tax
   benefit.........................................      --       --   (18,100)
                                                    -------- -------- --------
                                                         --       --   (18,283)
                                                    -------- -------- --------
Net earnings before extraordinary gain.............   25,240   23,830    3,147
Extraordinary gain, net of $.4 million tax
 provision.........................................      --       725      --
                                                    -------- -------- --------
Net earnings....................................... $ 25,240 $ 24,555 $  3,147
                                                    ======== ======== ========
Earnings (loss) per share:
  Continuing operations............................ $    .74 $    .72 $    .66
  Discontinued operation...........................      --       --      (.56)
                                                    -------- -------- --------
  Before extraordinary gain........................ $    .74 $    .72 $    .10
                                                    ======== ======== ========
  After extraordinary gain......................... $    .74 $    .74 $    .10
                                                    ======== ======== ========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000'S OMITTED)

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................. $   1,626  $   2,844
  Accounts receivable, less allowance for doubtful
   accounts of $9,803 in 1997 and $9,983 in 1996.........   136,854    135,554
  Inventories............................................   193,780    165,913
  Prepaid expenses.......................................     4,332      4,555
  Recoverable and deferred income taxes..................    20,152     11,600
                                                          ---------  ---------
    Total current assets.................................   356,744    320,466
                                                          ---------  ---------
INVESTMENTS AND OTHER ASSETS.............................    25,230     22,579
                                                          ---------  ---------
DEFERRED INCOME TAXES....................................    42,627     43,285
                                                          ---------  ---------
PROPERTIES
  Land...................................................     2,645      2,628
  Buildings and building improvements....................    49,003     48,758
  Furniture, fixtures and equipment......................   110,860    106,128
  Leasehold improvements.................................    16,597     16,767
                                                          ---------  ---------
                                                            179,105    174,281
  Accumulated depreciation and amortization..............  (133,323)  (130,372)
                                                          ---------  ---------
    Net properties.......................................    45,782     43,909
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 470,383  $ 430,239
                                                          =========  =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.......................................... $  20,000  $  20,000
  Current maturities of long term debt...................        62        100
  Accounts payable.......................................    38,690     40,581
  Accrued payrolls.......................................    18,564     19,338
  Other accrued expenses.................................    42,844     39,826
                                                          ---------  ---------
    Total current liabilities............................   120,160    119,845
                                                          ---------  ---------
LONG TERM DEBT, less current maturities..................   157,939    148,428
                                                          ---------  ---------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized
   and unissued..........................................       --         --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 34,219,401 in 1997 and 33,365,317 in 1996......    85,549     83,413
  Capital surplus........................................    79,934     77,355
  Retained earnings......................................    35,711     10,471
  Unearned employee benefits.............................    (8,910)    (9,273)
                                                          ---------  ---------
  Shareholders' equity...................................   192,284    161,966
                                                          ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $ 470,383  $ 430,239
                                                          =========  =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000'S OMITTED)

                                                         FISCAL YEAR ENDED
                                                           NOVEMBER 30,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
  Net earnings, including discontinued operation and
   extraordinary gain...............................  $25,240  $24,555  $ 3,147
  Reconciling items to adjust net earnings to net
   cash provided by operating activities:
    Extraordinary gain, net.........................      --      (725)     --
    Depreciation and amortization...................    8,644    9,269    9,987
    Changes in:
      Accounts receivable...........................   (1,300)  (8,800)   5,608
      Inventories...................................  (27,867)  16,171   (2,044)
      Prepaid expenses..............................      (26)    (242)   1,718
      Other assets..................................   (2,759)    (187)  (5,103)
      Accounts payable and accrued expenses.........      353    3,425   11,087
      Taxes and deferred taxes......................   (7,894) (17,316) (21,204)
    Loss on sale of discontinued operation..........      --       --    18,100
    Cash provided by discontinued operation.........      --       --       392
                                                      -------  -------  -------
Net cash provided by (used in) operating activities.   (5,609)  26,150   21,688
                                                      -------  -------  -------
Cash Flows from investing activities:
  Capital expenditures..............................  (10,086)  (8,207)  (8,441)
  Cash paid for acquisitions........................      --   (27,993)  (3,380)
  Cash received re disposition, net of subsidiary
   cash.............................................      --       --    12,000
                                                      -------  -------  -------
Net cash provided by (used in) investing activities.  (10,086) (36,200)     179
                                                      -------  -------  -------
Cash Flows from financing activities:
  Increase (decrease) in notes payable..............    9,500   17,810  (21,310)
  Purchase of $14.7 million principal amount of 10
   7/8% Senior Subordinated Debentures, net.........      --   (13,037)     --
  Decrease in other long term debt..................     (101)    (499)    (657)
  Other equity transactions.........................    5,078    2,920    2,977
                                                      -------  -------  -------
Net cash provided by (used in) financing activities.   14,477    7,194  (18,990)
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................   (1,218)  (2,856)   2,877
Cash and cash equivalents at beginning of year......    2,844    5,700    2,823
                                                      -------  -------  -------
Cash and cash equivalents at end of year............  $ 1,626  $ 2,844  $ 5,700
                                                      =======  =======  =======
Supplemental cash flow information
  Net cash paid (received) during year for:
    Interest expense................................  $16,000  $16,100  $19,000
    Income taxes....................................      900   (2,600)   1,400

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000'S OMITTED)

                                             PAR
                                            VALUE
                                             OF             RETAINED   UNEARNED
                                           COMMON  CAPITAL  EARNINGS   EMPLOYEE
                                            STOCK  SURPLUS  (DEFICIT)  BENEFITS
                                           ------- -------  ---------  --------
Balance at November 30, 1994.............. $81,194 $76,063  $(17,231)  $(11,659)
  Net earnings for the year...............                     3,147
  Issuance of 278,160 shares, primarily to
   employee benefit plans.................     695     697
  Stock options exercised (3,837 shares
   issued upon exercise of 3,837 options).      10      11
  Allocation of unearned employee
   benefits...............................                                1,564
                                           ------- -------  --------   --------
Balance at November 30, 1995..............  81,899  76,771   (14,084)   (10,095)
  Net earnings for the year...............                    24,555
  Issuance of 473,020 shares, primarily to
   employee benefit plans.................   1,183     992
  Long-term incentive plan awards for
   132,500 shares.........................     331     456                 (787)
  Allocation of unearned employee
   benefits...............................            (864)               1,609
                                           ------- -------  --------   --------
Balance at November 30, 1996..............  83,413  77,355    10,471     (9,273)
  Net earnings for the year...............                    25,240
  Issuance of 357,699 shares, primarily to
   employee benefit plans.................     895     937
  Stock options exercised (292,619 shares
   issued upon exercise of 293,646 options
   and awards)............................     732   1,507
  Long-term incentive plan awards for
   132,500 shares, net of forfeitures.....     331     710               (1,041)
  Issuance of 71,266 shares for Restricted
   Stock Awards...........................     178     187
  Allocation of unearned employee
   benefits...............................            (762)               1,404
                                           ------- -------  --------   --------
Balance at November 30, 1997.............. $85,549 $79,934  $ 35,711   $ (8,910)
                                           ======= =======  ========   ========



         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

  Principal Business Activity -- The Company and its subsidiaries (the "Company") are engaged in the manufacturing and marketing of quality men's and women's apparel. The Company's products are sold principally in the United States.

  Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates -- The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates, but management believes such differences will not materially affect the Company's financial position, results of operations or cash flows.

  Revenue Recognition -- Sales are recognized at the time the order is shipped. Catalog sales are net of expected returns and exclude sales taxes.

  Cash and Cash Equivalents -- The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

  Inventories -- Inventories are stated at the lower of cost or market. At November 30, 1997 and 1996, approximately 40% and 49% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

  Property, Plant and Equipment -- Properties are stated at cost. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases.

  Intangibles -- Intangible assets are included in "Investments and Other Assets" at cost, less amortization, which is provided on a straight-line basis over their economic lives, usually 10 years or less.

  Impairment of Long-Lived Assets -- If facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

  Income Taxes -- Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Advertising Costs -- Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $23.4 million in 1997, $19.5 million in 1996 and $21.7 million in 1995 are included in the accompanying Statement of Earnings. Prepaid expenses at November 30, 1997 include deferred advertising costs of $1.4 million ($1.2 million at November 30, 1996), which will be reflected as an expense during the quarterly period benefited.

  Retirement Plans -- The Company and its subsidiaries maintain benefit plans covering substantially all employees other than those covered by multi-employer plans. Pension expense or income for the Company's defined benefit plan is determined using the projected unit credit method. Pension expense under each multi-employer plan is based upon a percentage of the employer's union payroll established by industry-wide collective bargaining agreements; such pension expenses are funded as accrued.

  Retiree Medical Plan -- A contributory health insurance plan is made available to non-union retired employees and eligible dependents. Approximately 170 retired employees are currently participating. Employees who were participating in and eligible to receive medical benefits under the Hartmarx Group Life Insurance, Medical and Dental Plan, and were also participating in the Hartmarx Savings-Investment Plan and the Hartmarx Retirement Income Plan at the time of retirement are eligible to participate in the plan. Retirees electing to receive the coverage make contributions to offset the cost of the retiree plan.

  Other Postemployment Benefits -- Postemployment benefit expense, which is recorded in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", was not significant in any of the three years ended November 30, 1997.

  Stock Options -- The Company has elected to follow APB 25 and related Interpretations under which the Company uses the intrinsic value method of measuring stock compensation cost. Under this method, compensation cost is the excess, if any, of the quoted market price of the Company's stock over the amount the individual must pay for the stock.

  Concentrations of Credit Risk and Financial Instruments -- Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, off-price marketers and catalog businesses. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are mitigated due to the large number and diversity of customers comprising the Company's customer base. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

  The largest customer represented approximately 15%, 18% and 16% of consolidated sales in 1997, 1996 and 1995, respectively, and no other customer exceeded 8% of consolidated sales for the three years ended November 30, 1997. Accounts receivable from the largest customer represented approximately 10% of the Company's gross accounts receivable at November 30, 1997 and 1996, respectively.

  The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally in amounts approximating forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods and are included in cost of goods sold in the accompanying Statement of Earnings. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in the period in which the purchase obligations are satisfied. As of November 30, 1997, the Company had entered into foreign exchange contracts, primarily for Italian Lira, for approximately $33 million ($8 million at November 30, 1996), related to future inventory purchases.

  From time to time, the Company has entered into interest rate protection agreements; however, in fiscal 1997, 1996 or 1995, the Company did not enter into any such agreements.

  Per Share Information -- The computation of earnings per share in each year is based on the weighted-average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings per share was 34,167,000 in 1997, 33,021,000 in 1996, and 32,631,000 in 1995.

  Recent Accounting Pronouncements -- The provisions of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), are effective for the Company's fiscal year commencing December 1, 1997. FAS 128 specifies the computation, presentation and disclosure requirement of earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. There would have been no change in the earnings per share as reflected in the accompanying Consolidated Statement of Earnings had FAS 128 been effective in the periods ended November 30, 1997, 1996 and 1995.

  The provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", are effective for the Company's fiscal year commencing December 1, 1998. In addition to net income, comprehensive income includes all non-owner changes in equity. Such changes would include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and loss on available-for-sale securities. The Statement requires restatement of prior period financial statements for comparability purposes. The Company is currently evaluating the disclosure impact of this Statement.

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes new standards for reporting information about operating segments in interim and annual financial statements. This Statement is effective for the Company's 1999 fiscal year beginning December 1, 1998. The Company is currently evaluating the impact of this Statement in relation to the current disclosures contained in the Operating Segment Information footnote.

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

  Consideration for the assets acquired consisted of a cash payment at closing of $27.1 million and assumption of $7.1 million of accounts payable and other scheduled accrued liabilities, and an additional payment of $1.4 million in January 1998, representing 2% of the first year sales of certain product categories acquired in the transaction less $.5 million. The cash paid for the assets purchased was made from available borrowing capacity under the Company's existing revolving credit facility. Plaid's unsecured creditors are also expected to receive the proceeds equivalent to 125,000 shares of the Company's common stock.

  The acquired assets included license rights to manufacture and market men's tailored suits, sportcoats and slacks under the Burberrys, Claiborne and Evan-Picone brands, as well as ownership of the Palm Beach, Brannoch and other trade names. The inventory and receivables associated with the above described brands and trade names were also purchased along with production, warehouse and distribution facilities. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed or anticipated based on fair values at the acquisition date. The excess of the fair values of the net assets less liabilities assumed and anticipated over the purchase price is being amortized on a straight line basis over five years. The results of operations of Plaid since the date of acquisition are included in the accompanying 1997 financial statements.

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

SALE OF SUBSIDIARY

  On July 27, 1995, the Company sold the capital stock of Kuppenheimer, a vertically integrated factory direct-to-consumer business. Kuppenheimer's operating results for 1995, net of tax benefit, have been reflected as a discontinued operation in the accompanying Consolidated Statement of Earnings. Discontinued operation also reflects a loss on disposition of $18.1 million, net of tax benefit, representing the loss on the sale of stock, expenses directly related to the disposition and operating losses from the measurement date to the disposition date. The Company received $12 million cash at closing and under the terms of the Agreement, an additional $2 million plus interest was payable in specified amounts through May 1, 1999. In connection with the Company's ongoing guaranty of a $2.5 million industrial development bond retained by Kuppenheimer, the purchaser has issued a separate $2.5 million note for the purchase of associated real estate secured by a first mortgage on that property. In August 1996, Kuppenheimer filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result, the Company's ongoing guarantee of the $2.5 million IDB is included in long-term debt and other amounts pertaining to the transaction have been reflected at estimated realizable value at November 30, 1997 and 1996.

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

  Credit Facility amendments in July 1995, November 1995, January 1996, and October 1997, among other things, resulted in a reduction in fees, administrative charges, and effective borrowing rates, adjustment or elimination of certain covenants and the extension of the term from March 1997 to July 2000. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates selected by the Company which are currently either (i) LIBOR plus 1.25% or
(ii) .5% below the prime rate of a major bank. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

  The Notes and Credit Facility currently contain various restrictive covenants covering ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, additional debt incurrence, capital expenditures, asset sales, operating leases, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with the above noted covenants.

  During fiscal 1996, the Company purchased $14.7 million face value of its Notes (substantially all of which occurred in the first quarter) at a discount, resulting in an extraordinary gain of $.7 million or $.02 per share, net of $.4 million tax provision.

  At November 30, 1997 and 1996, long term debt, less current maturities, comprised the following (000's omitted):

                                                                1997     1996
                                                              -------- --------
      Notes payable.......................................... $ 72,900 $ 63,400
      10 7/8% Senior Subordinated Notes, net.................   84,982   84,909
      Industrial development bonds...........................   17,396   17,487
      Other debt.............................................    2,723    2,732
                                                              -------- --------
                                                               178,001  168,528
      Less--current maturities...............................   20,062   20,100
                                                              -------- --------
      Long term debt......................................... $157,939 $148,428
                                                              ======== ========

  Industrial development bonds, which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $9.9 million at November 30, 1997. Interest rates on the various borrowing agreements range from 5.0% to 8.5% (average of 7.4% at November 30, 1997 and 1996). Two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

  Other long term debt includes installment notes and mortgages and the Company's ongoing guarantee of a $2.5 million industrial development bond retained by Kuppenheimer due September 1, 2007. Interest rates ranged from 8% to 8.5% per annum (average of 8.4% at November 30, 1997 and 8.5% at November 30, 1996).

  Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $5.2 million at November 30, 1997 and $4.7 million at November 30, 1996.

  The approximate principal reductions required during the next five fiscal years, including reductions under the Credit Facility which expires in 2000 and the Senior Subordinated Notes which are due in 2002, are as follows: $.1 million in 1998; $.1 million in 1999; $73.0 million in 2000; $.1 million in 2001; $85.4 million in 2002. The Senior Subordinated Notes are callable at
103.1 commencing on January 15, 1999 and 101.6 at January 15, 2000.

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

  Information related to loan repayments by the ESOP are as follows (000's omitted):

                                                            1997   1996   1995
                                                           ------ ------ ------
      Principal payments.................................. $1,101 $1,002 $  911
      Interest payments...................................    943  1,042  1,133
                                                           ------ ------ ------
      Total loan payments made by ESOP.................... $2,044 $2,044 $2,044
                                                           ====== ====== ======

  As of November 30, 1997, 358,649 of the 620,155 shares of common stock have been allocated to the accounts of the ESOP participants.

NOTES PAYABLE

  The following summarizes information concerning notes payable (000's omitted):

                                                      1997     1996     1995
                                                    --------  -------  -------
      Outstanding at November 30................... $ 72,900  $63,400  $45,590
      Maximum month end balance during the year....  104,900   83,500   93,821
      Average amount outstanding during the year...   74,200   60,700   72,300
      Weighted daily average interest rate during
       the year....................................      7.5%     7.4%     8.5%
      Weighted average interest rate on borrowings
       at November 30..............................      7.4%     7.9%     7.5%

INVENTORIES

  Inventories at fiscal year end were as follows (000's omitted):

                                                             NOVEMBER 30
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
      Raw materials.................................. $ 54,741 $ 49,248 $ 39,617
      Work in process................................   35,959   25,151   21,687
      Finished goods.................................  103,080   91,514   93,594
                                                      -------- -------- --------
                                                      $193,780 $165,913 $154,898
                                                      ======== ======== ========

  The excess of current cost over LIFO costs for certain inventories was $35.2 million at November 30, 1997, $34.9 million at November 30, 1996 and $34.8 million at November 30, 1995.

TAXES ON EARNINGS

  The tax benefit (provision) is summarized as follows (000's omitted):

                                                       1997     1996     1995
                                                      -------  -------  -------
      Federal........................................ $  (556) $   881  $   833
      State and local................................    (940)    (285)    (106)
                                                      -------  -------  -------
          Total current..............................  (1,496)     596      727
                                                      -------  -------  -------
      Federal........................................  (4,794)  (3,196)  (1,527)
      State and local................................     --       --       --
                                                      -------  -------  -------
          Total deferred.............................  (4,794)  (3,196)  (1,527)
                                                      -------  -------  -------
      Change in valuation allowance..................  14,985   19,900   20,600
                                                      -------  -------  -------
      Total tax benefit.............................. $ 8,695  $17,300  $19,800
                                                      =======  =======  =======

  The difference between the tax benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to pre-tax income, taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                      1997     1996     1995
                                                     -------  -------  -------
      Income from continuing operations............. $16,545  $ 6,530  $ 1,630
                                                     =======  =======  =======
      Tax provision computed at statutory rate...... $(5,625) $(2,220) $  (554)
      State and local taxes on earnings, net of
       federal tax benefit..........................    (620)    (188)     (70)
      Change in valuation allowance.................  14,985   19,900   20,600
      Other--net....................................     (45)    (192)    (176)
                                                     -------  -------  -------
      Total tax benefit............................. $ 8,695  $17,300  $19,800
                                                     =======  =======  =======

  At November 30, 1997, there was no valuation allowance offsetting the deferred tax asset. A portion of the Company's deferred tax assets had been reserved in prior years through the establishment of a tax valuation allowance. The valuation allowance was originally recorded upon consideration of the operating losses incurred during the 1990-1992 fiscal years and related uncertainty associated with realization of the tax benefit of operating loss carryforwards, which is ultimately dependent upon the generation of future earnings by the Company. The net tax assets recorded consider amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

  In fiscal 1997, 1996 and 1995, $6.3 million, $2.6 million and $.8 million, respectively, of the valuation allowance offsetting the deferred tax asset was reversed. The Company reevaluated its deferred income tax asset and reversed additional valuation allowance related to this asset of $8.7 million, $17.3 million and $19.8 million in the fourth quarters of 1997, 1996 and 1995, respectively.

  At November 30, 1996, the Company had a net deferred tax asset of $54.0 million comprised of deferred tax assets of $94.1 million less deferred tax liabilities aggregating $25.1 million and a $15.0 million valuation allowance. The principal deferred tax assets included operating loss carryforwards of $59.2 million, alternative minimum tax credit carryforwards ("AMT") of $5.0 million, $24.9 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes and $5.0 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes). Deferred tax liabilities included excess tax over book depreciation of $2.3 million and $11.1 million related to employee benefits, principally pensions.

  At November 30, 1997, the Company had a net deferred tax asset of $62.8 million comprised of deferred tax assets of $84.0 million less deferred tax liabilities aggregating $21.2 million. The principal deferred tax assets included net operating loss carryforwards of $50.3 million, AMT credit carryforwards of $5.7 million, $22.4 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes and $5.5 million attributable to TRA items. Deferred tax liabilities included excess tax over book depreciation of $2.0 million and $11.6 million related to employee benefits, principally pensions.

  As of November 30, 1997, the Company had approximately $144 million of tax operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards expire from 2007 to 2010. The $5.7 million of AMT tax credit carryforwards can be carried forward indefinitely.

LEASES

  The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

  At November 30, 1997, total minimum rentals under noncancellable operating leases were as follows (000's omitted):

             YEARS                             AMOUNT
             -----                             -------
             1998............................. $ 6,367
             1999.............................   5,889
             2000.............................   4,696
             2001.............................   3,509
             2002.............................   3,235
             Thereafter.......................  13,729
                                               -------
             Total minimum rentals due........ $37,425
                                               =======

  Rental expense, including rentals under short term leases, aggregated $11.2 million, $10.3 million and $11.1 million in fiscal 1997, 1996 and 1995, respectively.

  Most leases provide for additional payments of real estate taxes, insurance, and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments, as part of the minimum rentals.

EMPLOYEE BENEFITS

 Pension Plans

  The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company, covering most of its union employees. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $7.6 million in 1997, $7.9 million in 1996 and $8.5 million in 1995. The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans. The present value of accumulated benefits of one multi-employer plan is substantially in excess of the plan assets currently available for such benefits; if current actuarial assumptions are realized, including those relating to contractions in contributions by participating employers, the ratio of assets to liabilities would increase so that plan assets would eventually be sufficient to cover the accumulated benefit obligation.

  The employer participants in this underfunded multi-employer plan along with the Union of Needletrades, Industrial & Textile Employees and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement during 1996 intended to provide further clarity regarding the future of the plan. Among other things, employee benefits were frozen at existing levels and each employer's current and future contribution rate was frozen at 10.33% of wages. Each participating employer's maximum contingent withdrawal liability was individually capped as of December 31, 1994 and is being reduced by approximately 90% of the amounts contributed subsequent to January 1, 1996. Withdrawal liabilities arising from the bankruptcy of any participating employer will no longer be reallocated to the remaining participating employers. If a funding deficiency, as defined under the Act, occurs in the future, each employer's mass withdrawal liability would be fixed at the December 31, 1994 amount less the cumulative credited contributions (the "net withdrawal liability"). That net withdrawal liability would be payable over 20 years in quarterly installments plus interest at a fixed annualized rate of 6.2%. Through fiscal 1997, approximately $11.6 million of the contributions made by the Company were applied to reduce the amount which would represent its contingent net withdrawal liability, estimated at approximately $60 million as of November 30, 1997. In the event of a funding deficiency occurring in the future, a net withdrawal liability and corresponding prepaid asset would be established at that time, and the annual expense reflected in the Statement of Earnings thereafter would not be expected to exceed the current amount.

  The Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees and certain union employees who have elected to participate in the plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on an unfunded basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years ($160,000 limitation for 1997).

  Company contributions, if any, are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. There were no employer contributions allowed or made in each of the three years ended November 30, 1997.

  Pension data covering the plan for the three years ended November 30, 1997 included the following components in accordance with Statement of Financial Accounting Standards No. 87--Employers' Accounting for Pensions (000's omitted):

                                                   1997      1996      1995
                                                 --------  --------  --------
      Service cost--benefits earned during the
       period................................... $ (3,820) $ (3,273) $ (3,250)
      Interest cost on projected benefit
       obligation...............................   (8,300)   (7,995)   (7,851)
      Return on plan assets.....................   28,845    28,537    33,058
      Net amortization and deferral.............  (12,821)  (15,082)  (18,534)
                                                 --------  --------  --------
      Net periodic pension income............... $  3,904  $  2,187  $  3,423
                                                 ========  ========  ========

  The above amounts are prior to consideration of periodic pension expense of $1.5 million in 1997, $1.3 million in 1996 and $.9 million in 1995 related to the Company's non-qualified supplemental pension plan covering certain employees providing for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for the limitations imposed by income tax regulations. The related amounts recognized in the consolidated balance sheet at November 30, 1997 and 1996 were $6.5 million and $5.0 million, respectively.

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

  Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 1997, the plan assets included 971,012 shares of the Company's stock with a market value of approximately $7.9 million.

  The following sets forth the funded status of the principal pension plan at November 30 (000's omitted):

                                                             NOVEMBER 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
      Actuarial present value of benefit obligations:
        Vested benefits.................................. $(104,198) $ (96,497)
        Non-vested benefits..............................      (829)      (385)
                                                          ---------  ---------
        Accumulated benefit obligation...................  (105,027)   (96,882)
        Effect of projected future compensation levels...   (12,831)   (11,608)
                                                          ---------  ---------
      Projected benefit obligation.......................  (117,858)  (108,490)
        Plan assets, at fair value.......................   194,258    173,801
                                                          ---------  ---------
        Plan assets in excess of projected benefit
         obligation......................................    76,400     65,311
        Unrecognized net gain............................   (41,711)   (34,357)
        Unrecognized prior service cost..................      (773)      (942)
                                                          ---------  ---------
          Prepaid pension cost........................... $  33,916  $  30,012
                                                          =========  =========

  The weighted average discount rate used in determining the projected benefit obligation was 7.5% in 1997 and 8.0% in 1996. The assumed rate of increase in future compensation levels was 5.5% in 1997 and 1996, and the expected long term rate of return on the Company sponsored plan assets was 8.75% in 1997 and 1996.

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

The Company's annual expense was $1.2 million in 1997, $1.3 million in 1996 and $2.1 million in 1995. The Company's annual contributions were $2.1 million in each of the respective years. At November 30, 1997, the assets of SIP and ESOP funds had a market value of approximately $63.1 million, of which approximately $16.2 million was invested in 1,966,985 shares of the Company's common stock.

 Health Care and Post Retirement Benefits

  Certain of the Company's subsidiaries make contributions to multi-employer union health and welfare funds pursuant to collective bargaining agreements. These payments are based upon wages paid to the Company's active union employees.

  Health and insurance programs are also made available to non-union active and retired employees and their eligible dependents. Retirees electing to receive the coverage make contributions to offset the cost of the retiree plan.

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

  During 1997, long term incentive plan restricted stock awards for 142,500 shares were made to eighteen executives. These awards vest at the earliest of ten years from the date of grant, age 65 retirement, the Company's stock price exceeding $11.50 for thirty consecutive calendar days or as otherwise authorized by the Compensation Committee of the Board of Directors. During 1996, long term incentive plan restricted stock awards for 132,500 shares were made to 20 executives, of which awards for 10,000 shares were cancelled during 1997 pertaining to executives no longer with the Company. These awards vest at the earliest of ten years from date of grant, age 65 retirement, the Company stock price exceeding $9.00 for thirty consecutive calendar days or as otherwise authorized by the Compensation Committee of the Board of Directors. As of November 30, 1997, none of the awards had vested. Expense is being recognized over the anticipated vesting period of the awards.

  Information regarding employee stock option activity for the three years ended November 30, 1997 is as follows:

                                                             PRICE PER SHARE
                                              NUMBER OF  -----------------------
                                               SHARES         RANGE      AVERAGE
                                              ---------  --------------- -------
      Balance at November 30, 1994........... 1,451,800  $5.25 to $30.81 $ 9.53
        Granted..............................   994,500  $5.25             5.25
        Expired or terminated................  (182,132) $5.25 to $30.81  23.80
                                              ---------
      Balance at November 30, 1995            2,264,168  $5.25 to $30.81   6.50
        Granted..............................   249,000  $5.94             5.94
        Expired or terminated................   (97,823) $5.25 to $30.81   9.48
                                              ---------
      Balance at November 30, 1996........... 2,415,345  $5.25 to $30.81   6.32
        Granted..............................   378,000  $7.72 to $ 8.06   7.74
        Exercised............................  (216,940) $5.25 to $ 6.88   5.66
        Expired or terminated................  (100,218) $5.25 to $30.81  12.05
                                              ---------
      Balance at November 30, 1997........... 2,476,187  $5.25 to $30.81   6.37
                                              =========

  Stock options outstanding at November 30, 1997 included 54,166 shares granted in tandem with stock appreciation rights. At November 30, 1997, 2,741,187 shares were reserved for options and restricted stock awards outstanding and 35,921 shares were available for future stock options and/or restricted stock awards (517,469 shares available at November 30, 1996).

  Information on exercisable employee stock options at each date is as follows:

                                                               OPTIONS   AVERAGE
         DATE                                                EXERCISABLE  PRICE
         ----                                                ----------- -------
      November 30, 1997.....................................  1,963,591   $6.17
      November 30, 1996.....................................  1,712,812   $6.64
      November 30, 1995.....................................  1,191,724   $7.56

  Information on employee stock options outstanding and exercisable at November 30, 1997 is as follows:

                                           WEIGHTED AVERAGE
                                           ----------------
                                           REMAINING                    WEIGHTED
                                 NUMBER     LIFE IN           NUMBER    AVERAGE
       RANGE OF PRICES         OUTSTANDING   YEARS   PRICE  EXERCISABLE  PRICE
       ---------------         ----------- --------- ------ ----------- --------
$5.25.........................  1,150,526     6.9    $ 5.25  1,035,263   $ 5.25
$5.69 to $7.06................    880,189     5.6      6.39    860,856     6.39
$7.72 to $8.06................    378,000     9.6      7.74        --       --
$10.81 to $30.81..............     67,472     0.9     17.48     67,472    17.48
                                ---------            ------  ---------   ------
                                2,476,187            $ 6.37  1,963,591   $ 6.17
                                =========            ======  =========   ======

  The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for an annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares to be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of services. Each non-employee director is also eligible for an annual grant of a Director Deferred Stock Award ("DDSA") equal to 150 DDSA units, with a unit equal to one share of the Company's common stock; DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 1997 is as follows:

                                       1997           1996           1995
                                   -------------- -------------- --------------
                                            AVG.           AVG.           AVG.
                                   SHARES   PRICE SHARES   PRICE SHARES   PRICE
                                   -------  ----- -------  ----- -------  -----
Balance beginning of year......... 313,986  $5.09 270,374  $5.33 207,248  $5.90
Granted:
  Fair Market Value...............  18,664   7.50  24,888   5.63  34,617   5.56
  $1.00 Option....................  13,460   1.00  17,974   1.00  30,696   1.00
  DDSA............................   1,200    --    1,200    --    1,650    --
Exercises:
  Fair Market Value............... (40,760)  6.01     --     --      --     --
  $1.00 Option.................... (31,608)  1.00     --     --   (3,837)  1.00
  DDSA............................  (4,338)   --     (450)   --      --     --
                                   -------  ----- -------  ----- -------  -----
Balance end of year............... 270,604  $5.45 313,986  $5.09 270,374  $5.33
                                   =======  ===== =======  ===== =======  =====

  At November 30, 1997, 180,651 shares were available for future DSOs and DDSAs.

  The weighted average fair value of options granted was estimated to be $11.98, $8.89 and $7.29 in 1997, 1996 and 1995, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data from December 1, 1992 (22% to 36%), the first day of the fiscal year subsequent to the Company's 1992 restructuring, and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (5.99% to 6.94%). The expected lives are between five and ten years and no dividends are assumed.

  Pro-forma information related to stock based compensation is as follows (in millions):

                                                            1997   1996   1995
                                                           ------ ------ ------
      Additional compensation expense..................... $ 1.0  $ 1.5  $ 0.5
      Pro forma net earnings, before discontinued
       operation and extraordinary gain...................  24.5   22.9   21.1
      Pro forma earnings per share, before discontinued
       operation and extraordinary gain...................    .72    .69    .65

LEGAL PROCEEDINGS

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

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

  Information on the Company's operations for the three years ended November 30, 1997 is summarized as follows (in millions):

                                                              1997
                                                  ------------------------------
                                                   MEN'S  WOMEN'S
                                                  APPAREL APPAREL
                                                   GROUP   GROUP  ADJ.   CONSOL.
                                                  ------- ------- -----  -------
Sales............................................ $658.5   $59.6    --   $718.1
Earnings (loss) before taxes.....................   36.3     6.7  (26.5)   16.5
Gross assets at year end.........................  349.4    25.6   95.4   470.4
Depreciation and amortization....................    6.9     0.4    0.4     7.7
Property additions...............................    9.6     0.2    0.3    10.1
                                                              1996
                                                  ------------------------------
                                                   MEN'S  WOMEN'S
                                                  APPAREL APPAREL
                                                   GROUP   GROUP  ADJ.   CONSOL.
                                                  ------- ------- -----  -------
Sales............................................ $559.1   $51.1    --   $610.2
Earnings (loss) before taxes.....................   30.3     3.6  (27.4)    6.5
Gross assets at year end.........................  328.8    21.3   80.1   430.2
Depreciation and amortization....................    7.4     0.4    0.5     8.3
Property additions...............................    7.8     0.2    0.2     8.2
                                                              1995
                                                  ------------------------------
                                                   MEN'S  WOMEN'S
                                                  APPAREL APPAREL
                                                   GROUP   GROUP  ADJ.   CONSOL.
                                                  ------- ------- -----  -------
Sales............................................ $547.1   $48.2    --   $595.3
Earnings (loss) before taxes.....................   32.1    (1.3) (29.2)    1.6
Gross assets at year end.........................  294.0    19.5   63.1   376.6
Depreciation and amortization....................    7.7     0.6    0.3     8.6
Property additions...............................    7.5     0.1    0.8     8.4

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

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

  Selected quarterly financial and common share information for each of the four quarters in fiscal 1997 and 1996 is as follows (000's omitted):

                                         FIRST     SECOND    THIRD    FOURTH
      1997                              QUARTER   QUARTER   QUARTER  QUARTER(2)
      ----                              --------  --------  -------- ---------
      Sales............................ $177,118  $169,735  $185,883 $185,399
      Gross profit.....................   40,385    41,030    47,030   45,687
      Earnings before taxes............    2,170       515     6,625    7,235
      Net earnings.....................    1,345       320     4,105   19,470
      Earnings per share...............      .04       .01       .12      .57
      1996(1)
      -------
      Sales............................ $150,859  $134,253  $164,905 $160,163
      Gross profit.....................   33,874    32,096    38,684   41,993
      Earnings (loss) before taxes and
       extraordinary gain..............   (2,570)   (2,805)    5,047    6,858
      Net earnings (loss) before
       extraordinary gain..............   (1,595)   (1,740)    3,131   24,034
      Net earnings (loss)..............     (934)   (1,676)    3,131   24,034
      Earnings (loss) per share:
        before extraordinary gain......     (.05)     (.05)      .09      .73
        after extraordinary gain.......     (.03)     (.05)      .09      .73

--------
(1) The first quarter and second quarter of 1996 include a $.7 million or $.02 per share and $.1 million, respectively, extraordinary gain related to the purchase of 10 7/8% Senior Subordinated Debentures.
(2) Net earnings in the fourth quarter of each year include non-cash income tax benefits related to recognition of net operating loss carryforwards of $8.7 million in 1997 and $17.3 million in 1996. If the Company's normal tax provision rate of 38% were utilized, earnings per share would have been $.13 in each period.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information contained under the caption "Information About Nominees For Directors" on pages 2 to 5 of the Proxy Statement for the 1998 Annual Meeting is incorporated herein by reference.

  Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Form 10-K Annual Report.

ITEM 11--EXECUTIVE COMPENSATION

  Information contained under the caption "Executive Officer Compensation" on pages 6 to 9 and "Information about Nominees for Directors" on pages 2 to 5 of the Proxy Statement for the 1998 Annual Meeting is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information contained in the Proxy Statement for the 1998 Annual Meeting under the captions "Security Ownership's of Directors and Officers" on page 17 and "Ownership of Common Stock" on page 18 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information contained in the Proxy Statement for the 1998 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 5 is incorporated herein by reference.

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

                                                                            PAGE
                                                                            ----
  Consent of Independent Accountants....................................... F-1
  (a)(3) Index to Exhibits.................................................  35

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed in the fourth quarter of 1997.

                              HARTMARX CORPORATION

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.
    AND
 APPLICABLE
 SECTION OF
   601 OF
 REGULATION
    S-K
 ----------
   *3-A      Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K for the year ended
             November 30, 1993), (1).
  *3-A-1     Certificate of Amendment for increase in authorized shares of Common Stock
             (Exhibit 3-A-2 to Form 10-K for the year ended November 30, 1993), (1).
  *3-A-2     Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation Law (S)102(b)(7) (Exhibit 3-A-3 to
             Form 10-K for the year ended November 30, 1993), (1).
  *3-A-3     Certificate of Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock (Exhibit 3-A-3 to Form 10-K for the year ended
             November 30, 1995), (1).
   *3-B      By-laws of the Company, as amended (Exhibit 3-B to Form 10-K for the year ended
             November 30, 1995), (1).
   *4-A      Rights Agreement, dated as of December 6, 1995, between the Company and First
             Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock and as Exhibit B the form of Rights Certificate
             (Exhibit 4.1 to Form 8-K filed December 29, 1995), (1).
   *4-B      Indenture, dated as of March 15, 1994, between the Company and Bank One Wisconsin
             Trust Company, N.A., Trustee, relating to the 10 7/8% Senior Subordinated Notes due 2002 of Hartmarx Corporation (Exhibit 4-D to Form 10-Q for the quarter ended
             February 28, 1994), (1).
  *4-B-1     Instrument of Resignation, Appointment and Acceptance, dated July 31, 1995, accepting the resignation of Bank One Wisconsin Trust Company, N.A. and appointing
             Bank One Columbus, N.A. as successor Paying Agent, Registrar and Trustee under the
             Indenture (Exhibit 4-B-1 to Form 10-K for the year ended November 30, 1995), (1).
   *4-C      Credit Agreement, dated as of March 23, 1994, among the Company, the Lenders listed therein and General Electric Capital Corporation, as Managing Agent and
             Collateral Agent (Exhibit 4-E to Form 10-Q for the quarter ended February 28,
             1994), (1).
  *4-C-1     Amendment No. 1 dated August 26, 1994 to the Credit Agreement (Exhibit 4-E-1 to
             Form 10-Q for the quarter ended August 31, 1994), (1).
  *4-C-2     Amendment No. 2 dated March 20, 1995 to the Credit Agreement (Exhibit 4-E-2 to
             Form 10-Q for the quarter ended May 31, 1995), (1).
  *4-C-3     Amendment No. 3 dated July 6, 1995 to the Credit Agreement (Exhibit 4-E-3 to Form
             10-Q for the quarter ended May 31, 1995), (1).
  *4-C-4     Amendment No. 4 dated November 30, 1995 to the Credit Agreement (Exhibit 4-C-4 to
             Form
             10-K for the year ended November 30, 1995), (1).
  *4-C-5     Amendment No. 5 dated January 30, 1996 to the Credit Agreement (Exhibit 4-C-5 to
             Form 10-K for the year ended November 30, 1995), (1).
  4-C-6      Amendment No. 6 dated October 15, 1997 to the Credit Agreement.

 EXHIBIT
   NO.
   AND
APPLICABLE
 SECTION
    OF
  601 OF
REGULATION
   S-K
----------
  *10-A       1995 Incentive Stock Plan (Exhibit A to Proxy Statement of the Company relating to the 1995 Annual Meeting), (1). **
 *10-A-1      1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy Statement of the
              Company relating to the 1995 Annual Meeting), (1). **
  *10-B       Description of Hartmarx Management Incentive Plan (Information to be included under the caption "REPORT OF THE COMPENSATION COMMITTEE--Executive Compensation
              Program -Short-Term Incentives" on page 11 in the Proxy Statement of the Company relating to the 1998 Annual Meeting), (1). **
  *10-C       Description of Hartmarx Long Term Incentive Plan (Information to be included under the caption "REPORT OF THE COMPENSATION COMMITTEE--Executive Compensation
              Program--Long-Term Incentives" on page 11 in the Proxy Statement of the Company relating to the 1998 Annual Meeting), (1). **
 *10-D-1      Form of Deferred Compensation Agreement, as amended, between the Company and
              Directors Abboud, Farley, Jacobs and Marshall (Exhibit 10-D-1 to Form 10-K for the
              year ended November 30, 1993), (1). **
 *10-D-2      Form of First Amendment to Director Deferred Compensation Agreement between the
              Company and Directors Abboud, Farley, Jacobs and Marshall (Exhibit 10-D-2 to Form
              10-K for the year ended November 30, 1994), (1). **
 *10-E-1      Form of Deferred Compensation Agreement, as amended, between the Company and
              Messrs. Hand, Patel, Morgan, Wohlschlaeger, Condon and Brenner (Exhibit 10-E-1 to
              Form 10-K for the year ended November 30, 1993), (1). **
 *10-E-2      Form of First Amendment to Executive Deferred Compensation Agreement between the
              Company and Messrs. Hand, Patel, Morgan, Wohlschlaeger, Condon and Brenner
              (Exhibit 10-E-2 to Form 10-K for the year ended November 30, 1994), (1). **
 *10-F-1      Employment Agreement dated August 1, 1996 between the Company and Elbert O. Hand.
              (Exhibit 10-F-1 to Form 10-K for the year ended November 30, 1996), (1) **
 *10-F-2      Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel.
              (Exhibit 10-F-2 to Form 10-K for the year ended November 30, 1996), (1) **
 *10-F-3      Employment Agreement dated August 1, 1996 between the Company and Glenn R. Morgan.
              (Exhibit 10-F-4 to Form 10-K for the year ended November 30, 1996), (1) **
 *10-F-4      Employment Agreement dated July 1, 1997 between the Company and Frederick G.
              Wohlschlaeger (Exhibit 10-A-1 to Form 10-Q for the period ended May 31, 1997), (1)
              **
 *10-G-1      Severance Agreement dated August 1, 1996 between the Company and Elbert O. Hand.
              (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1996), (1) **
 *10-G-2      Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel.
              (Exhibit
              10-G-2 to Form 10-K for the year ended November 30, 1996), (1) **
 *10-G-3      Severance Agreement dated August 1, 1996 between the Company and Glenn R. Morgan.
              (Exhibit 10-G-4 to Form 10-K for the year ended November 30, 1996), (1) **

 EXHIBIT
   NO.
   AND
APPLICABLE
 SECTION
    OF
  601 OF
REGULATION
   S-K
----------
 *10-G-4      Severance Agreement dated July 1, 1997 between the Company and Frederick G.
              Wohlschlaeger. (Exhibit 10-A-2 to Form 10-Q for the period ended May 31, 1997),
              (1) **
 *10-G-5      Form of Severance Agreement between the Company and Executive Officers Frank A.
              Brenner and James E. Condon (Exhibit 10-F-5 to Form 10-K for the year ended
              November 30, 1993), (1). **
 *10-G-6      Form of Amendment to Severance Agreement between the Company and Executive
              Officers Frank A. Brenner and James E. Condon (Exhibit 10-F-6 to Form 10-K for the
              year ended November 30, 1994), (1). **
  10-G-7      Amendment to Severance Agreement between the Company and Executive Officer James
              E. Condon. **
  *10-H       Form of Indemnity Agreement between the Company and Directors Abboud, Bakhsh,
              Cole, Farley, Hand, Jacobs, Marshall, Patel, Rohlfs and Scott (Exhibit 10-G-1 to
              Form 10-K for the year ended November 30, 1993), (1). **
  *10-I       Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **
 *10-J-1      Asset Purchase Agreement dated November 5, 1996 among HMX/PBP Company, Hartmarx
              Corporation and Plaid Clothing Group, Inc. and certain affiliates (Exhibit 2.1 to
              Form 8-K filed December 10, 1996), (1).
 *10-J-2      Amendment No. 1, dated November 26, 1996 to the Asset Purchase Agreement (Exhibit
              2.2 to Form 8-K filed December 10, 1996), (1).
    12        Statement of Computation Ratios.
    21        Subsidiaries of the Registrant.
    23        Consent of Independent Accountants included on page F-1 of this Form 10-K.
    24        Powers of Attorney, as indicated on page 38 of this Form 10-K.
    27        Financial Data Schedules.
    99        Forward Looking Statements.

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

                             Hartmarx Corporation
                                 (Registrant)

        /s/ Glenn R. Morgan                 /s/ Frederick G. Wohlschlaeger
By: _________________________________ and By: _________________________________
  Glenn R. Morgan                           Frederick G. Wohlschlaeger
  Executive Vice President and Chief        Senior Vice President, General
  Financial Officer                         Counsel and Secretary

Date: February 27, 1998

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
           Glenn R. Morgan                           Andrew A. Zahr
      Executive Vice President,                      Controller and
       Chief Financial Officer                Principal Accounting Officer

        /s/ Glenn R. Morgan
By: _________________________________
            Glenn R. Morgan

  /s/ Frederick G. Wohlschlaeger
By: _________________________________
      Frederick G. Wohlschlaeger
--------
   *Pursuant to Power of Attorney

Date: February 27, 1998

                             HARTMARX CORPORATION

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

           FOR FISCAL YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
                                (000'S OMITTED)

                                                         RESERVE FOR DOUBTFUL
                                                               ACCOUNTS
                                                          FISCAL YEAR ENDED
                                                             NOVEMBER 30,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
Balance at beginning of year............................ $9,983  $7,920  $7,368
Charged to costs and expenses...........................  2,261   3,490   2,783
Reserve related to acquired business....................    --      900     --
Deductions from reserves (1)............................ (2,441) (2,327) (2,231)
                                                         ------  ------  ------
Balance at end of year.................................. $9,803  $9,983  $7,920
                                                         ======  ======  ======

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Commission File Nos. 33-58653, 33-30549 and 33-03169) of Hartmarx Corporation of our report dated January 14, 1998 appearing on page 15 of this Form 10-K.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 27, 1998