Form 10-Q
period 1998-02-28
HARTMARX CORP/DE
filed 1998-04-07
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X                OF THE SECURITIES EXCHANGE ACT OF 1934
--------

                 For quarterly period ended February 28, 1998

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
________            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                             HARTMARX CORPORATION
                             --------------------

            (Exact name of registrant as specified in its charter)


                Delaware                               36-3217140
                --------                               ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification number)
     incorporation or organization)


              101 North Wacker Drive
                Chicago, Illinois                               60606
            --------------------------                          -----
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


At March 31, 1998 there were 34,337,064 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION


                                     INDEX

                                                                              Page
                                                                             Number
                                                                            --------
Part I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statement of Earnings for the
               three months ended February 28, 1998 and
               February 28, 1997.                                               3

               Consolidated Balance Sheet as of February 28, 1998,
               November 30, 1997 and February 28, 1997.                         4

               Condensed Consolidated Statement of Cash Flows
               for the three months ended February 28, 1998
               and February 28, 1997.                                           6

               Notes to Consolidated Financial Statements.                      7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                   9



Part II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                11


Signatures                                                                     11

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HARTMARX CORPORATION
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                 Three Months Ended February 28,
                                                 -------------------------------
                                                   1998                   1997
                                                 --------               --------
Net sales                                        $179,324               $177,118

Licensing and other income                            426                    819
                                                 --------               --------
                                                  179,750                177,937
                                                 --------               --------
Cost of goods sold                                135,248                136,733

Selling, general and administrative expenses       36,009                 35,001
                                                 --------               --------
                                                  171,257                171,734
                                                 --------               --------
Earnings before interest and taxes                  8,493                  6,203

Interest expense                                    4,453                  4,033
                                                 --------               --------

Earnings before taxes                               4,040                  2,170

Tax provision                                       1,535                    825
                                                 --------               --------

Net earnings                                     $  2,505               $  1,345
                                                 ========               ========

Earnings per share:

   Basic                                         $    .07               $    .04
                                                 ========               ========
   Diluted                                       $    .07               $    .04
                                                 ========               ========

Dividends per common share                       $      -               $      -
                                                 ========               ========

Average shares outstanding:
   Basic                                           34,254                 33,469
                                                 ========               ========
   Diluted                                         34,707                 33,620
                                                 ========               ========


         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)

                                               Feb. 28,    Nov. 30,    Feb. 28,
                                                 1998        1997        1997
                                               ---------   ---------   ---------
CURRENT ASSETS

  Cash and cash equivalents                    $     798   $   1,626   $   1,295

  Accounts receivable, less allowance
     of $9,873, $9,803 and $10,298
     for doubtful accounts                       156,670     136,854     153,352

  Inventories                                    197,551     193,780     161,243

  Prepaid expenses                                 6,260       4,332       6,232

  Recoverable and deferred income taxes           20,152      20,152       8,245
                                               ---------   ---------   ---------

     Total current assets                        381,431     356,744     330,367
                                               ---------   ---------   ---------

INVESTMENTS AND OTHER ASSETS                      25,378      25,230      23,702
                                               ---------   ---------   ---------

DEFERRED INCOME TAXES                             41,597      42,627      43,285
                                               ---------   ---------   ---------

PROPERTIES

  Land                                             2,645       2,645       2,628

  Buildings and building improvements             49,206      49,003      48,776

  Furniture, fixtures and equipment              113,012     110,860     106,072

  Leasehold improvements                          16,704      16,597      16,976
                                               ---------   ---------   ---------

                                                 181,567     179,105     174,452

  Accumulated depreciation and amortization     (134,999)   (133,323)   (132,212)
                                               ---------   ---------   ---------

     Net properties                               46,568      45,782      42,240
                                               ---------   ---------   ---------

TOTAL ASSETS                                   $ 494,974   $ 470,383   $ 439,594
                                               =========   =========   =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)



                                                 Feb. 28,   Nov. 30,   Feb. 28,
                                                   1998       1997       1997
                                                 --------   --------   --------
CURRENT LIABILITIES
   Notes payable                                 $ 20,000   $ 20,000   $ 20,000
   Current maturities of long term debt                63         62         60
   Accounts payable and accrued expenses           87,248    100,098     95,450
                                                 --------   --------   --------
     Total current liabilities                    107,311    120,160    115,510
                                                 --------   --------   --------
LONG TERM DEBT, less current maturities           192,042    157,939    160,031
                                                 --------   --------   --------

SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value;
       2,500,000 authorized and unissued                -          -          -
  Common shares, $2.50 par value; authorized
     75,000,000; issued 34,301,097 in
     February 1998, 34,219,401 in
     November 1997 and 33,484,329
     in February 1997.                             85,753     85,549     83,711
  Capital surplus                                  80,131     79,934     77,460
  Retained earnings                                38,216     35,711     11,816
  Unearned employee benefits                       (8,479)    (8,910)    (8,934)
                                                 --------   --------   --------
     Total shareholders' equity                   195,621    192,284    164,053
                                                 --------   --------   --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                             $494,974   $470,383   $439,594
                                                 ========   ========   ========




         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)



                                                                    Three Months Ended February 28,
                                                                    ------------------------------
                                                                       1998               1997
                                                                    ----------         -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
   Net earnings                                                        $  2,505        $  1,345
   Reconciling items to adjust net earnings to
     net cash used in operating activities:
       Depreciation and amortization                                      2,051           2,209
       Changes in:
          Receivables, inventories, prepaids and other assets           (25,893)        (15,912)
          Accounts payable and accrued expenses                         (12,850)         (4,295)
          Taxes and deferred taxes on earnings                            1,030           3,355
                                                                       --------        --------
Net cash used in operating activities                                   (33,157)        (13,298)
                                                                       --------        --------
Cash Flows from investing activities:
   Capital expenditures                                                  (2,588)           (538)
                                                                       --------        --------
Net cash used in investing activities                                    (2,588)           (538)
                                                                       --------        --------
Cash Flows from financing activities:
   Increase in notes payable                                             34,100          11,600
   Decrease in other long term debt                                         (15)            (55)
   Other equity transactions                                                832             742
                                                                       --------        --------
Net cash provided by financing activities                                34,917          12,287
                                                                       --------        --------
Net decrease in cash and cash equivalents                                  (828)         (1,549)
Cash and cash equivalents at beginning of period                          1,626           2,844
                                                                       --------        --------
Cash and cash equivalents at end of period                             $    798        $  1,295
                                                                       ========        ========

Supplemental cash flow information:
   Net cash paid (received) during the period for:
    Interest expense                                                   $  6,700        $  6,000
    Income taxes                                                            500            (700)


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1997.


Note 2

The calculation of basic earnings per share for each period is computed based on the weighted average number of common shares outstanding and excludes all dilution. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


Note 3

Long-term debt comprised the following (000's omitted):

                                               Feb. 28,   Nov. 30,   Feb. 28,
                                                 1998       1997       1997
                                               --------   --------   ---------
    Notes payable                              $107,000   $ 72,900    $ 75,000
    10 7/8% Senior Subordinated Notes, net       85,001     84,982      84,927
    Industrial development bonds                 17,390     17,396      17,440
    Other debt                                    2,714      2,723       2,724
                                               --------   --------    --------
                                                212,105    178,001     180,091
    Less - current                               20,063     20,062      20,060
                                               --------   --------    --------
    Long term debt                             $192,042   $157,939    $160,031
                                               ========   ========    ========


During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Credit Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment or elimination of certain covenants and the extension of the term from March 1997 to July 2000. The Notes and Credit Facility contain various restrictive covenants covering ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, additional debt incurrence, capital expenditures, asset sales, operating leases, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with the above noted covenants.



Note 4

Inventories at each date consisted of (000's omitted):

                               Feb. 28,   Nov. 30,   Feb. 28,
                                 1998       1997       1997
                               --------   --------   --------
      Raw materials            $ 58,382   $ 54,741   $ 48,410

      Work-in-process            30,573     35,959     25,817

      Finished goods            108,596    103,080     87,016
                               --------   --------   --------
                               $197,551   $193,780   $161,243
                               ========   ========   ========


Inventories are stated at the lower of cost or market. At February 28, 1998, November 30, 1997 and February 28, 1997, approximately 36%, 40% and 47% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

                              HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

November 30, 1997 to February 28, 1998
--------------------------------------

Since November 30, 1997, net accounts receivable increased $19.8 million or 14.5% to $156.7 million, reflecting the normal seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $197.6 million increased $3.8 million or 1.9%, as the normal decrease due to seasonal shipments of tailored clothing in the Men's Apparel Group was offset by extended lead times associated with additional off-shore sourcing. Net properties increased $.8 million to $46.6 million reflecting capital additions exceeding depreciation expense. Total debt, including current maturities, increased $34.1 million to $212.1 million, reflecting normal seasonal working capital requirements, and represented 52.0% of total capitalization compared to 48.1% at November 30, 1997.



February 28, 1997 to February 28, 1998
--------------------------------------

Net accounts receivable of $156.7 million increased $3.3 million or 2.2%. Inventories of $197.6 million increased $36.3 million, primarily attributable to increased cycle times associated with additional off-shore sourcing. Net properties of $46.6 million increased $4.3 million, reflecting capital additions exceeding depreciation expense. Total debt of $212.1 million increased $32.0 million, reflecting working capital increases, partially offset by the trailing year earnings; debt represented 52.0% of total capitalization at February 28, 1998 compared to 52.3% at February 28, 1997.


Results of Operations

First Quarter 1998 Compared to First Quarter 1997
-------------------------------------------------

Consolidated sales increased $2.2 million or 1.2% to $179.3 million from $177.1 million in 1997. Men's Apparel Group sales increased 1.3%. The modest increase in first quarter sales reflected strength in the Company's major brands, partially offset by declines from two designer lines with expiring licensing agreements which will not be renewed. Excluding these lines, tailored clothing sales increased 5% in the first quarter. Women's Apparel Group revenues, which represented 8% of consolidated sales in each year, increased approximately 1.2%.

The consolidated gross margin percentage to sales improved to 24.6% from 22.8% last year. The Men's Apparel Group gross margin rate improved, attributable in part to the favorable effect of increased off-shore sourcing, but also from stronger margins in most product categories; gross margins in the Women's Apparel Group remained strong, although slightly lower than the prior period. Consolidated selling, general and administrative expenses were $36.0 million compared to $35.0 million in 1997 and represented 20.1% of sales in 1998 compared to 19.8% of sales in 1997. Licensing and other income declined $.4 million from the previous year, reflecting the economic conditions in Asia, especially Japan and Korea, where a significant portion of the Company's licensing income is generated.

Earnings before interest and taxes (EBIT) increased to $8.5 million in 1998 compared to $6.2 million last year. EBIT represented 4.7% of sales in 1998 compared to 3.5% in 1997. The improvement was attributable to the higher gross margin ratio to sales in the Men's Apparel Group. Interest expense increased to $4.5 million from $4.0 million last year from higher borrowings. Consolidated pre-tax earnings were $4.0 million compared to $2.2 million last year. After reflecting the applicable tax provision, consolidated earnings were $2.5 million compared to $1.3 million a year ago. Basic and diluted earnings per share were $.07 in 1998 compared to $.04 in 1997.

                         Part II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits:

          Exhibit 27  Financial Data Schedules

     (b)  No reports on Form 8-K were filed in the first quarter of 1998.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARTMARX CORPORATION


April 7, 1998                          By   /s/ GLENN R. MORGAN
                                         -------------------------------
                                            Glenn R. Morgan
                                            Executive Vice President and
                                            Chief Financial Officer

                                            (Principal Financial Officer)



April 7, 1998                          By   /s/ ANDREW A. ZAHR
                                         -----------------------
                                            Andrew A. Zahr
                                            Controller

                                            (Principal Accounting Officer)