Form 10-Q
period 1998-05-31
HARTMARX CORP/DE
filed 1998-07-13
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X               OF THE SECURITIES EXCHANGE ACT OF 1934
-------
                    For quarterly period ended May 31, 1998

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                              HARTMARX CORPORATION
                              --------------------

             (Exact name of registrant as specified in its charter)


                Delaware                              36-3217140
                --------                              ----------
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

         101 North Wacker Drive                          60606
           Chicago, Illinois                             -----
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


At June 30, 1998 there were 34,399,375 of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statement of Earnings for the
                   three months and six months ended May 31, 1998
                   and May 31, 1997.                                          3

                   Consolidated Balance Sheet as of May 31 1998,
                   November 30, 1997 and May 31, 1997.                        4

                   Condensed Consolidated Statement of Cash Flows
                   for the six months ended May 31, 1998 and
                   May 31, 1997.                                              6

                   Notes to Consolidated Financial Statements.                7


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.             9



Part II - OTHER INFORMATION


          Item 4.  Results of Votes of Security Holders                      11

          Item 6.  Exhibits and Reports on Form 8-K                          11



Signatures                                                                   12

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                  Three Months Ended May 31,  Six Months Ended May 31,
                                                  --------------------------  ------------------------
                                                       1998         1997          1998         1997
                                                     --------     --------      --------     --------

Net sales                                            $167,492     $169,735      $346,816     $346,853
Licensing and other income                                398          793           824        1,612
                                                     --------     --------      --------     --------
                                                      167,890      170,528       347,640      348,465
                                                     --------     --------      --------     --------

Cost of goods sold                                    124,862      128,705       260,110      265,438
Selling, general and administrative expenses           36,574       36,929        72,583       71,930
                                                     --------     --------      --------     --------
                                                      161,436      165,634       332,693      337,368
                                                     --------     --------      --------     --------

Earnings before interest and taxes                      6,454        4,894        14,947       11,097

Interest expense                                        4,799        4,379         9,252        8,412
                                                     --------     --------      --------     --------

Earnings before taxes                                   1,655          515         5,695        2,685

Tax provision                                             630          195         2,165        1,020
                                                     --------     --------      --------     --------

Net earnings                                         $  1,025     $    320      $  3,530     $  1,665
                                                     ========     ========      ========     ========

Earnings per share:

     Basic                                               $.03         $.01          $.10         $.05
                                                         ====         ====          ====         ====
     Diluted                                             $.03         $.01          $.10         $.05
                                                         ====         ====          ====         ====

Dividends per common share                               $  -         $  -          $  -         $  -
                                                         ====         ====          ====         ====

Average shares outstanding:

     Basic                                             34,335       33,590        34,295       33,522
                                                       ======       ======        ======       ======
     Diluted                                           34,903       34,168        34,807       33,896
                                                       ======       ======        ======       ======

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000's Omitted)

                                               May 31,     Nov. 30,    May 31,
                                                1998         1997       1997
                                              ---------   ---------   ---------
CURRENT ASSETS

  Cash and cash equivalents                   $   1,241   $   1,626   $   1,202

  Accounts receivable, less allowance of
    $9,221, $9,803 and $9,745 for
    doubtful accounts                           121,370     136,854     121,137

 Inventories                                    215,680     193,780     184,926

 Prepaid expenses                                 5,227       4,332       6,292

 Recoverable and deferred income taxes           20,152      20,152       8,599
                                              ---------   ---------   ---------
   Total current assets                         363,670     356,744     322,156
                                              ---------   ---------   ---------

INVESTMENTS AND OTHER ASSETS                     26,801      25,230      24,362
                                              ---------   ---------   ---------

DEFERRED INCOME TAXES                            41,525      42,627      43,285
                                              ---------   ---------   ---------

PROPERTIES

 Land                                             2,645       2,645       2,628

 Buildings and building improvements             49,223      49,003      48,960

 Furniture, fixtures and equipment              115,879     110,860     106,417

 Leasehold improvements                          17,613      16,597      16,443
                                              ---------   ---------   ---------
                                                185,360     179,105     174,448

 Accumulated depreciation and amortization     (136,548)   (133,323)   (133,242)
                                              ---------   ---------   ---------
   Net properties                                48,812      45,782      41,206
                                              ---------   ---------   ---------
TOTAL ASSETS                                  $ 480,808   $ 470,383   $ 431,009
                                              =========   =========   =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)

                                                   May 31,   Nov. 30,    May 31,
                                                    1998       1997       1997
                                                  --------   --------   --------
CURRENT LIABILITIES

   Notes payable                                  $ 20,000   $ 20,000   $ 20,000

   Current maturities of long term debt                 65         62         60

   Accounts payable and accrued expenses            84,094    100,098     98,329
                                                  --------   --------   --------
       Total current liabilities                   104,159    120,160    118,389
                                                  --------   --------   --------

LONG TERM DEBT, less current maturities            179,143    157,939    147,035
                                                  --------   --------   --------

SHAREHOLDERS' EQUITY

  Preferred shares, $1 par value;
       2,500,000 authorized and unissued                 -          -          -

  Common shares, $2.50 par value; authorized
       75,000,000; issued 34,377,724 in
       May 1998;  34,219,401 in November 1997
       and 33,664,859 in May 1997.                  85,944     85,549     84,162

  Capital surplus                                   80,296     79,934     77,851

  Retained earnings                                 39,241     35,711     12,136

  Unearned employee benefits                        (7,975)    (8,910)    (8,564)
                                                  --------   --------   --------
       Total shareholders' equity                  197,506    192,284    165,585
                                                  --------   --------   --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $480,808   $470,383   $431,009
                                                  ========   ========   ========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)

                                                                 Six Months Ended May 31,
                                                                 ------------------------
Increase (Decrease) in Cash and Cash Equivalents                     1998          1997
                                                                   --------      -------
Cash Flows from Operating Activities:

   Net earnings                                                    $  3,530      $ 1,665

   Reconciling items to adjust net earnings to net cash used in operating activities:

       Depreciation and amortization                                  4,438        4,435

       Changes in:

          Receivables, inventories, prepaids and other assets        (9,447)      (8,245)

          Accounts payable and accrued expenses                     (16,004)      (1,416)

          Taxes and deferred taxes on earnings                        1,102        3,001
                                                                   --------      -------
Net cash used in operating activities                               (16,381)        (560)
                                                                   --------      -------

Cash Flows from Investing Activities:

  Capital expenditures                                               (6,866)      (1,566)
                                                                   --------      -------
Net cash used in investing activities                                (6,866)      (1,566)
                                                                   --------      -------

Cash Flows from Financing Activities:

  Increase (decrease) in notes payable                               21,200       (1,400)

  Decrease in other long term debt                                      (30)         (70)

  Other equity transactions                                           1,692        1,954
                                                                   --------      -------
Net cash provided by financing activities                            22,862          484
                                                                   --------      -------

Net decrease in cash and cash equivalents                              (385)      (1,642)

Cash and cash equivalents at beginning of period                      1,626        2,844
                                                                   --------      -------
Cash and cash equivalents at end of period                         $  1,241      $ 1,202
                                                                   ========      =======

Supplemental Cash Flow Information

  Net cash paid (received) during period for:

       Interest expense                                            $  9,100      $ 7,600

       Income taxes                                                   1,000         (200)

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

Note 3

Long-term debt comprised the following (000's omitted):

                                                 May 31,   Nov. 30,    May 31,
                                                  1998       1997       1997
                                                --------   --------   --------
     Notes payable                              $ 94,100   $ 72,900   $ 62,000

     10 7/8% Senior Subordinated Notes, net       85,019     84,982     84,946

     Industrial development bonds                 17,383     17,396     17,409

     Other debt                                    2,706      2,723      2,740
                                                --------   --------   --------
                                                 199,208    178,001    167,095

     Less - current                               20,065     20,062     20,060
                                                --------   --------   --------
     Long-term debt                             $179,143   $157,939   $147,035
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

Note 4

Inventories at each date consisted of (000's omitted):

                          May 31,   Nov. 30,    May 31,
                           1998       1997       1997
                         --------   --------   --------
     Raw  materials      $ 54,646   $ 54,741   $ 57,097

     Work-in-process       36,113     35,959     27,897

     Finished goods       124,921    103,080     99,932
                         --------   --------   --------
                         $215,680   $193,780   $184,926
                         ========   ========   ========

Inventories are stated at the lower of cost or market. At May 31, 1998, November 30, 1997 and May 31, 1997, approximately 40%, 40% and 48% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

Note 5

The provisions of Statement of Financial Accounting Standards No. 130 -- "Reporting Comprehensive Income" ("FAS 130"), Statement of Financial Accounting Standards No. 131 -- "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), Statement of Financial Accounting Standards No. 132 -- "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") are each effective for the Company's fiscal year commencing December 1, 1998.

FAS 130 requires disclosure of transactions from non-owner sources which affect shareholders' equity in a separate financial statement for the period in which they are recognized. FAS 131 establishes new standards for reporting information about operating segments in the footnotes of both interim and annual financial statements. FAS 132 requires additional disclosures concerning pensions and other postretirement benefits.

Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") is required to be adopted by the Company for its fiscal fourth quarter beginning September 1, 1999. FAS 133 requires disclosures of the objectives for holding or issuing derivative instruments, the context to understand the objectives and the strategies for achieving the objectives, as well as disclosures related to the impact of derivatives as reflected in the statement of comprehensive income.

The adoption of these statements is not expected to have a significant effect on the Company's reported financial position or results of operations. Management is currently evaluating the effect of these pronouncements on its financial statement disclosures.

                              HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

November 30, 1997 to May 31, 1998
---------------------------------

Since November 30, 1997, net accounts receivable decreased $15.5 million or 11.3% to $121.4 million reflecting the normal seasonal fluctuations in the Men's Apparel Group. Inventories of $215.7 million increased $21.9 million or 11.3%, primarily reflecting the extended lead times associated with additional off-shore sourcing, earlier production scheduling and amounts necessary to support expanded in-stock programs. Net properties of $48.8 million increased $3.0 million as capital additions exceeded depreciation expense. Total debt, including current maturities, increased $21.2 million to $199.2 million and represented 50.2% of total capitalization compared to 48.1% at November 30, 1997.


May 31, 1997 to May 31, 1998
----------------------------

Net accounts receivable of $121.4 million were comparable to last year's $121.1 million. Inventories of $215.7 million increased $30.8 million, primarily attributable to increased cycle times associated with additional off-shore sourcing, earlier production scheduling and amounts necessary to support expanded in-stock programs. Net properties of $48.8 million increased $7.6 million, primarily relating to expenditures associated with purchased management information systems which are anticipated to be fully operational in 1999.
Total debt of $199.2 million increased $32.1 million, reflecting higher working capital requirements, partially offset by the trailing year earnings; debt represented 50.2% of total capitalization at each period.


Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

Consolidated sales were $167.5 million compared to $169.7 million for the year earlier period. Men's Apparel Group sales declined 1.6%, primarily attributable to two designer lines with expiring licensing agreements which will not be renewed. Revenues from the tailored clothing product lines were stable. Casualwear revenues, which include golfwear, improved and represented about 20% of sales compared to 18% last year. Sales in the women's businesses increased 2% and represented approximately 8% of consolidated sales in each period.

The consolidated gross margin percentage to sales was 25.5% compared to 24.2% last year. The Men's Apparel Group gross margin rate improved from both the tailored clothing and casualwear product lines; gross margins in the Women's Apparel Group remained strong, but were slightly lower than the year earlier period. Consolidated selling, general and administrative expenses were $36.6 million compared to $36.9 million last year and represented 21.8% of sales in each period. Licensing income, which has been adversely affected by economic conditions in the Far East, declined $.4 million.

Earnings before interest and taxes ("EBIT") increased $1.6 million to $6.5 million. Interest expense of $4.8 million increased by $.4 million from the higher average borrowings and included amortization of financing fees of $.3 million in each period. Consolidated pre-tax earnings improved to $1.6 million in 1998 compared to $.5 million in 1997. After reflecting the applicable tax provision, consolidated earnings were $1.0 million compared to $.3 million in 1997. Basic and diluted earnings per share were $.03 in the current period and $.01 in the prior period.


Six Months 1998 Compared to Six Months 1997
-------------------------------------------

Consolidated sales were $346.8 million this year compared to last year's $346.9 million. Men's Apparel Group sales decreased slightly, reflecting declines from two designer lines with expiring licensing agreements which will not be renewed. Excluding these lines, which represented approximately 6% of full year 1997 consolidated sales, consolidated sales would have increased 2% in the six months ended May 31, 1998. Revenues from newer programs, such as Hickey-Freeman furnishings, Hart Schaffner & Marx sportswear, Kenneth Cole tailored clothing and Desert Classic golfwear in effect replaced private label and other branded product lines which are being deemphasized. Women's Apparel Group revenues, which represented 8% of consolidated sales in each year, increased approximately 2%.

The consolidated gross margin percentage to sales improved to 25.0% from 23.5% last year. The Men's Apparel Group gross margin rate improved from both the tailored clothing and casualwear product lines; gross margins in the Women's Apparel Group remained strong, although lower than the prior year. Consolidated selling, general and administrative expenses were $72.6 million compared to $71.9 million in 1997 and represented 20.9% of sales in 1998 compared to 20.7% of sales in 1997. Licensing income, which is largely derived from foreign sources, declined $.8 million for the six months, reflecting the economic conditions in the Far East.

EBIT increased to $14.9 million in 1998 compared to $11.1 million last year and represented 4.3% of sales in 1998 compared to 3.2% in 1997. The earnings improvement was attributable to the 1.5% higher gross margin ratio. Interest expense increased to $9.3 million from $8.4 million last year from higher average borrowings and included amortization of financing fees of $.5 million in each year. Consolidated pre-tax earnings more than doubled to $5.7 million from $2.7 million last year. After reflecting the applicable tax provision, consolidated earnings were $3.5 million compared to $1.7 million in the year earlier period. Basic and diluted earnings per share were $.10 in 1998 and $.05 in 1997.

                          Part II - OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

     The annual meeting of the stockholders of the Registrant was held on April 9, 1998. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 27, 1998 were elected for one year terms with voting for each as follows:


     Director                     For          Abstentions
     --------                     ---          -----------

     A. Robert Abboud          31,027,382         645,746
     Samawal A. Bakhsh         28,467,695       3,205,433
     Jeffrey A. Cole           31,191,431         481,697
     Raymond F. Farley         31,118,103         485,025
     Elbert O. Hand            31,217,941         455,187
     Donald P. Jacobs          31,169,442         503,686
     Charles Marshall          31,256,605         416,523
     Homi B. Patel             31,213,994         459,134
     Michael B. Rohlfs         31,252,055         421,073
     Stuart L. Scott           31,230,751         442,377

     The 1998 Incentive Stock Plan was ratified with 24,778,551 shares for, 6,700,945 shares opposed and 193,632 shares abstaining.

     The reappointment of Price Waterhouse LLP as independent auditors was ratified with 31,458,214 shares for, 98,429 shares opposed and 116,485 shares abstaining.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27         Financial Data Schedules


     (b)  No reports on Form 8-K were filed in the second quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARTMARX CORPORATION

July 13, 1998                 By:    /s/GLENN R. MORGAN
                                    -------------------
                                       Glenn R. Morgan
                                       Executive Vice President and
                                        Chief Financial Officer

                                       (Principal Financial Officer)



July 13, 1998                 By:    /s/ANDREW A. ZAHR
                                    ------------------
                                       Andrew A. Zahr
                                       Vice President and Controller

                                       (Principal Accounting Officer)