Form 10-Q
period 1998-08-31
HARTMARX CORP/DE
filed 1998-10-14
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    (Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        X          OF THE SECURITIES EXCHANGE ACT OF 1934
     -------

                   For quarterly period ended August 31, 1998

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

                                          Yes       X       No
                                                 ------            ------

At September 30, 1998, there were 34,771,336 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                       Page
                                                                      Number
                                                                      ------
Part I  -  FINANCIAL INFORMATION
       Item 1. Financial Statements

               Consolidated Statement of Earnings for the
               three months and nine months ended August 31, 1998
               and August 31, 1997.                                      3

               Consolidated Balance Sheet as of August 31, 1998,
               November 30, 1997 and August 31, 1997.                    4

               Condensed Consolidated Statement of Cash Flows
               for the nine months ended August 31, 1998 and
               August 31, 1997.                                          6

               Notes to Consolidated Financial Statements.               7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.            9


Part II  -  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                         12


Signatures                                                              12

                         Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)


                                                   Three Months Ended Aug. 31,            Nine Months Ended Aug. 31,
                                                   ---------------------------            ---------------------------
                                                      1998            1997                   1998             1997
                                                   ----------      ----------             ----------       ----------

Net sales                                           $195,203        $185,883               $542,019         $532,736
Licensing and other income                               640             980                  1,464            2,592
                                                    --------        --------               --------         --------
                                                     195,843         186,863                543,483          535,328
                                                    --------        --------               --------         --------
Cost of goods sold                                   146,448         138,853                406,558          404,291
Selling, general and administrative expenses          36,213          36,948                108,796          108,878
                                                    --------        --------               --------         --------
                                                     182,661         175,801                515,354          513,169
                                                    --------        --------               --------         --------
Earnings before interest and taxes                    13,182          11,062                 28,129           22,159
Interest expense                                       4,737           4,437                 13,989           12,849
                                                    --------        --------               --------         --------
Earnings before taxes                                  8,445           6,625                 14,140            9,310
Tax provision                                          3,210           2,520                  5,375            3,540
                                                    --------        --------               --------         --------
Net earnings                                        $  5,235        $  4,105               $  8,765         $  5,770
                                                    ========        ========               ========         ========

Earnings per share:

   Basic                                                $.15            $.12                   $.25             $.17
                                                        ====            ====                   ====             ====
   Diluted                                              $.15            $.12                   $.25             $.17
                                                        ====            ====                   ====             ====

Dividends per common share                              $  -            $  -                   $  -             $  -
                                                        ====            ====                   ====             ====

Average shares outstanding:

   Basic                                              34,561          33,847                 34,385           33,631
                                                      ======          ======                 ======           ======
   Diluted                                            34,940          34,532                 34,852           34,111
                                                      ======          ======                 ======           ======



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000'S OMITTED)




                                               AUG. 31,    NOV. 30,    AUG. 31,
                                                1998         1997       1997
                                              ---------   ---------   ---------
CURRENT ASSETS
  Cash and cash equivalents                   $   3,687   $   1,626   $     788
  Accounts receivable, less allowance of
    $9,163, $9,803 and $9,399 for               160,702     136,854     157,771
    doubtful accounts
  Inventories                                   202,984     193,780     183,677
  Prepaid expenses                                5,136       4,332       7,010
  Recoverable and deferred income taxes          20,152      20,152       6,438
                                              ---------   ---------   ---------
   Total current assets                         392,661     356,744     355,684
                                              ---------   ---------   ---------
INVESTMENTS AND OTHER ASSETS                     29,188      25,230      22,109
                                              ---------   ---------   ---------
DEFERRED INCOME TAXES                            38,808      42,627      43,285
                                              ---------   ---------   ---------
PROPERTIES
  Land                                            2,645       2,645       2,628
  Buildings and building improvements            49,335      49,003      49,056
  Furniture, fixtures and equipment             118,882     110,860     111,678
  Leasehold improvements                         17,908      16,597      16,613
                                              ---------   ---------   ---------
                                                188,770     179,105     179,975
  Accumulated depreciation and amortization    (138,413)   (133,323)   (134,953)
                                              ---------   ---------   ---------
   Net properties                                50,357      45,782      45,022
                                              ---------   ---------   ---------
TOTAL ASSETS                                  $ 511,014   $ 470,383   $ 466,100
                                              =========   =========   =========



         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)



                                               AUG. 31,   NOV. 30,   AUG. 31,
                                                 1998       1997       1997
                                               --------   --------   --------
CURRENT LIABILITIES
   Notes payable                               $ 20,000   $ 20,000   $ 30,000

   Current maturities of long-term debt              66         62         61

   Accounts payable and accrued expenses         80,890    100,098     89,671
                                               --------   --------   --------
       Total current liabilities                100,956    120,160    119,732
                                               --------   --------   --------

LONG-TERM DEBT, less current maturities         205,746    157,939    175,637
                                               --------   --------   --------

SHAREHOLDERS' EQUITY

   Preferred shares, $1 par value;
     2,500,000 authorized and unissued               --         --         --

   Common shares, $2.50 par value; authorized
     75,000,000; issued 34,759,412 in
     August 1998;  34,219,401 in November
     1997 and 33,809,072 in August 1997.         86,899     85,549     84,523

   Capital surplus                               81,959     79,934     78,196

   Retained earnings                             44,476     35,711     16,241

   Unearned employee benefits                    (9,022)    (8,910)    (8,229)
                                               --------   --------   --------
       Total shareholders' equity               204,312    192,284    170,731
                                               --------   --------   --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $511,014   $470,383   $466,100
                                               ========   ========   ========



         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)



                                                                 NINE MONTHS ENDED AUG. 31,
                                                                 --------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1998          1997
------------------------------------------------                 -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                     $  8,765      $  5,770

   Reconciling items to adjust net earnings to net cash used in operating activities:

       Depreciation and amortization                                   6,539         6,595

       Changes in:

          Receivables, inventories, prepaids and other assets        (38,483)      (42,222)

          Accounts payable and accrued expenses                      (19,208)      (10,074)

          Taxes and deferred taxes on earnings                         3,819         5,162
                                                                    --------      --------
Net cash used in operating activities                                (38,568)      (34,769)
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                                (10,390)       (7,296)
                                                                    --------      --------
Net cash used in investing activities                                (10,390)       (7,296)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in notes payable                                            47,800        37,099

 Decrease in other long-term debt                                        (44)          (85)

 Other equity transactions                                             3,263         2,995
                                                                    --------      --------
Net cash provided by financing activities                             51,019        40,009
                                                                    --------      --------

Net increase (decrease) in cash and cash equivalents                   2,061        (2,056)

Cash and cash equivalents at beginning of period                       1,626         2,844
                                                                    --------      --------
Cash and cash equivalents at end of period                          $  3,687      $    788
                                                                    ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid during period for:
       Interest expense                                             $ 16,000      $ 14,000

       Income taxes                                                    1,600             -



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


NOTE 3

Long-term debt comprised the following (000's omitted):

                                           AUG. 31,   NOV. 30,   AUG. 31,
                                            1998       1997       1997
                                          ---------  ---------  ---------
Notes payable                              $120,700   $ 72,900   $100,600
10 7/8% Senior Subordinated Notes, net       85,104     84,982     84,964
Industrial development bonds                 17,350     17,396     17,402
Other debt                                    2,658      2,723      2,732
                                          ---------  ---------  ---------
                                            225,812    178,001    205,698
Less - current                               20,066     20,062     30,061
                                          ---------  ---------  ---------
Long-term debt                             $205,746   $157,939   $175,637
                                          =========   ========   ========


During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $25 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Credit Facility amendments in July 1995, November 1995, January 1996, and October 1997, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment or elimination of certain covenants and the extension of the term from March 1997 to July 2000. The Notes and Credit Facility contain various restrictive covenants covering ratios related to maximum funded debt to EBITDA and minimum fixed charge coverages, additional debt occurrence, capital expenditure, asset sales, operating leases, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with the above noted covenants.


Note 4

Inventories at each date consisted of (000's omitted):

                   AUG. 31,   NOV. 30,   AUG. 31,
                     1998       1997       1997
                   ---------  ---------  ---------
Raw  materials      $ 49,447   $ 54,741   $ 56,564
Work-in-process       30,031     35,959     28,397
Finished goods       123,506    103,080     98,716
                    --------   --------   --------
                    $202,984   $193,780   $183,677
                    ========   ========   ========

Inventories are stated at the lower of cost or market. At August 31, 1998, November 30, 1997 and August 31, 1997, approximately 37%, 40% and 35% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


Note 5

The provisions of Statement of Financial Accounting Standards No. 130 -- "Reporting Comprehensive Income" ("FAS 130"), Statement of Financial Accounting Standards No. 131 -- "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), Statement of Financial Accounting Standards No. 132 -- "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") are each effective for the Company's 1999 fiscal year commencing December 1, 1998.

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

                              HARTMARX CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

November 30, 1997 to August 31, 1998
------------------------------------

Since November 30, 1997, net accounts receivable increased $23.8 million or 17.4% to $160.7 million reflecting the normal seasonal fluctuations in the Men's Apparel Group. Inventories of $203.0 million increased $9.2 million or 4.7% in anticipation of higher sales as well as longer cycle times associated with additional off-shore sourcing and earlier production scheduling. Net properties of $50.4 million increased $4.6 million as capital additions of $10.4 million exceeded depreciation expense of $5.9 million. Accounts payable and accrued expenses declined $19.2 million from the seasonal payments in the Men's Apparel Group. Total debt of $225.8 million was $47.8 million higher and represented 52.5% of total capitalization compared to 48.1% at November 30, 1997. The Company's normal seasonality results in a higher debt capitalization at August 31 compared to November 30, when borrowings are lower.


August 31, 1997 to August 31, 1998
----------------------------------

Net accounts receivable of $160.7 million increased $2.9 million from last year's $157.8 million, primarily attributable to the higher sales, offset by improved collections. Inventories of $203.0 million increased $19.3 million, principally due to longer cycle times associated with additional off-shore sourcing, earlier production scheduling and amounts necessary to support expanded in-stock programs. Net properties of $50.4 million increased $5.3 million, primarily reflecting capital additions exceeding depreciation expense. Total debt of $225.8 million increased $20.1 million, reflecting higher working capital requirements, partially offset by the trailing year earnings; debt represented 52.5% of total capitalization at August 31, 1998 compared to 54.6% at August 31, 1997.


RESULTS OF OPERATIONS

Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

Consolidated sales of $195.2 million increased 5.0% compared to $185.9 million for the year earlier period. Men's Apparel Group revenues increased 5.2%, primarily attributable to the tailored clothing product lines. Sales of casualwear, which includes golfwear, were slightly lower and represented 16% of sales compared to 17% last year. Sales in the women's businesses increased 2% and represented approximately 8% of consolidated sales in each period.

The consolidated gross margin percentage to sales declined to 25.0% from 25.3% last year, primarily attributable to ongoing competitive pressures in the moderately priced product lines within the Men's Apparel Group. Gross margins in the Women's Apparel Group increased slightly compared to the year earlier period. Consolidated selling, general and administrative expenses declined to $36.2 million from $36.9 million last year and represented 18.6% of sales in the current year compared to 19.9% in the year earlier period.

Licensing income, which has been adversely affected by economic conditions in the Far East, declined $.3 million.

Earnings before interest and taxes ("EBIT") increased $2.1 million to $13.2 million. Interest expense of $4.7 million increased $.3 million from the higher average borrowings and included amortization of financing fees of $.2 million this year and $.3 million last year. Consolidated pre-tax earnings improved to $8.4 million in 1998 compared to $6.6 million in 1997. After reflecting the applicable tax provision, consolidated earnings were $5.2 million compared to $4.1 million in 1997. Basic and diluted earnings per share were $.15 in the current period and $.12 in the prior period.


Nine Months 1998 Compared to Nine Months 1997
---------------------------------------------

Consolidated sales were $542.0 million this year compared to last year's $532.7 million. Men's Apparel Group sales increased 1.7% from the prior year. Revenues from newer programs including Hickey-Freeman furnishings, Hart Schaffner & Marx sportswear, Kenneth Cole tailored clothing and Desert Classic golfwear in effect replaced certain private label and other branded product lines which are being deemphasized. Women's Apparel Group revenues, which represented 8% of consolidated sales in each year, increased approximately 2%.

The consolidated gross margin percentage to sales improved to 25.0% of sales from 24.1% last year, attributable to the Men's Apparel Group; gross margins in the Women's Apparel Group remained strong, although lower than the prior year. Consolidated selling, general and administrative expenses were $108.8 million compared to $108.9 million in 1997 and represented 20.1% and 20.4% of sales in 1998 and 1997, respectively. Licensing income, which is largely derived from foreign sources, declined $1.1 million for the nine months to $1.5 million, principally reflecting the economic conditions in the Far East.

EBIT increased to $28.1 million in 1998 compared to $22.2 million last year and represented 5.2% of sales in 1998 compared to 4.2% of sales in 1997. The earnings improvement was attributable to the higher sales and improved gross margin and selling, general and administrative expenses ratios to sales. Interest expense increased to $14.0 million from $12.8 million last year from the higher average borrowings and included amortization of financing fees of $.7 million in 1998 and $.8 million in 1997. Consolidated pre-tax earnings increased $4.8 million to $14.1 million from $9.3 million last year. After reflecting the applicable tax provision, consolidated earnings were $8.8 million compared to $5.8 million in the year earlier period. Basic and diluted earnings per share were $.25 in 1998 and $.17 in 1997.

Year 2000 Disclosures
---------------------

The Company is addressing Year 2000 issues for its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. Its plan encompasses both a comprehensive upgrade of its principal management information systems ("Project") as well as a review of non-Project systems and compatibility with various third party applications on which the Company relies. The plan is being implemented under the direction of senior management and includes periodic updates to management and outside parties.

During 1997, the Company commenced the Project, which encompasses significant enhancements to the Company's existing hardware configurations and software applications related to its sales, manufacturing, distribution and accounting operations. The Project is being phased in over a three year period. Among other things, the enhancements are expected to result in the Company's information systems being Year 2000 compliant. A significant portion of the new systems enhancements will emanate from purchased software for which written representation has been received from the application vendors that such software is Year 2000 compliant. The total three year Project cost is currently not expected to exceed $25 million of which a negligible amount is attributable to Year 2000 compliance. Through August 31, 1998, the Company has incurred approximately $15 million related to the Project of which approximately $14 million has been capitalized. In accordance with the Company's accounting policy, capitalized costs will be amortized over five years when the new systems are operational. The Company has been testing the software during 1998 as an integral part of the phased implementation of the new applications. To date, the Company has commenced its systems upgrade at two operating units and no Year 2000 defects have been noted. The Company anticipates the Project will be completed in 1999. The Company will be closely monitoring its implementation schedule by operating unit. If necessary, the Company would expect to undertake and complete the Year 2000 compliance work on current applications.

The Company is also currently evaluating and prioritizing Year 2000 issues applicable to other software applications and systems not included in the Project. The extent of remaining compliance risks with regard to these systems is expected to be determined by the end of the fourth quarter, at which time remediation scheduling and contingency plans for implementing the required changes to make these systems Year 2000 compliant will be completed. The Company has also initiated formal communications with its significant suppliers and customers to determine the extent to which their systems will be Year 2000 compliant and compatible with the Company's systems. The Company estimates that the cost of remediation in these areas will not be significant to the Company's financial position or results of operations. The majority of these costs will be expended in the fourth quarter of 1998 and the first half of 1999. Management anticipates that the systems not included in the Project will be Year 2000 complaint by July 1, 1999.

Year 2000 issues could have an adverse impact on the Company's ability to operate efficiently if the Project systems are not converted on a timely basis and if the remediation of the non-Project systems and operations are not completed on a timely basis. Accordingly, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company's results of operations or financial condition.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


          Exhibit 27           Financial Data Schedules


      (b) No reports on Form 8-K were filed in the third quarter of 1998.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HARTMARX CORPORATION

October 14, 1998                   By:   /s/GLENN R. MORGAN
                                         ------------------
                                         Glenn R. Morgan
                                         Executive Vice President and
                                          Chief Financial Officer

                                         (Principal Financial Officer)



October 14, 1998                   By:   /s/ANDREW A. ZAHR
                                         -----------------
                                         Andrew A. Zahr
                                         Vice President and Controller

                                         (Principal Accounting Officer)