Form 10-K405
period 1998-11-30
HARTMARX CORP/DE
filed 1999-02-25
CIK 723371

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

                  For the fiscal year ended November 30, 1998

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  On February 16, 1999, 34,652,113 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $160,000,000.

  Certain portions of the Registrant's definitive proxy statement dated February 25, 1999 for the Annual Meeting of Stockholders to be held April 14, 1999 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM No.                                                                   Page
 --------                                                                   ----
PART I
  1       Business.......................................................     1

  2       Properties.....................................................     4

  3       Legal Proceedings..............................................     4

  4       Submission of Matters to a Vote of Security Holders............     5

          Executive Officers of the Registrant...........................     5

PART II
          Market for Registrant's Common Equity and Related Stockholder
  5       Matters........................................................     6

  6       Selected Financial Data........................................     7

          Management's Discussion and Analysis of Financial Condition and
  7       Results of Operations..........................................     8

  7A      Quantitative and Qualitative Disclosures About Market Risk.....    14

  8       Financial Statements and Supplementary Data....................    15

          Changes in and Disagreements with Accountants on Accounting and
  9       Financial Disclosure...........................................    35

PART III
  10      Directors and Executive Officers of the Registrant.............    35

  11      Executive Compensation.........................................    35

  12      Security Ownership of Certain Beneficial Owners and Management.    35

  13      Certain Relationships and Related Transactions.................    35

PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
  14      K..............................................................    35

                                    PART I

Item 1--Business

 General and Operating Segments

  Hartmarx Corporation functions essentially as a holding company, overseeing its various operating companies and providing them with resources and services in financial, administrative, legal, human resources, advertising and other areas. The management of the respective operating subsidiaries has responsibility for optimum use of the capital invested in them and for planning their growth and development in coordination with the strategic plans of Hartmarx and the other operating entities (collectively, the "Company").

  Established in 1872, the Company believes it is the largest manufacturer and marketer of men's suits, sportcoats and slacks ("men's tailored clothing") in the United States. From this established position, Hartmarx has diversified into men's and women's sportswear, including golfwear, dress furnishings (shirts and ties), and women's career apparel.

  Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R), Palm Beach(R), Brannoch(R), Barrie Pace(R), Hawksley & Wight(R), Desert Classic(R), Pusser's of the West Indies(R), Cambridge(R), Coppley(R) and Keithmoor(R); and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Burberry(R), Austin Reed(R), Perry Ellis(R), Kenneth Cole(R), Evan-Picone(R), Daniel Hechter(R), Gieves & Hawkes(R), Pringle(R), Claiborne(R), Pierre Cardin(R), Alan Flusser(R), KM by Krizia(TM) and Robert Comstock(TM). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 25 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 13 countries outside the United States. Additionally, the Company has commenced direct marketing primarily in Europe, but also in Asia, North America and South America, selling golfwear in 23 countries.

  The Company and its subsidiaries are engaged in the manufacturing and marketing of quality men's and women's apparel to independent retailers and through catalogs. Its operations currently consist of the following groups-- Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks and sportswear, including golfwear and dress furnishings, to retailers for resale to consumers. The Women's Apparel Group markets women's career apparel to department and specialty stores and women's apparel and accessories through a direct mail catalog. The Operating Segment Information on pages 33 and 34 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

  The Company has expanded its product offerings through acquisitions in the last three years. Effective December 1, 1998, a wholly-owned subsidiary of the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a leading Canadian manufacturer and marketer of men's tailored clothing and other apparel. In November 1998, the Company purchased the wholesale apparel business of Pusser's Ltd., primarily an operator of restaurants, pubs and retail stores carrying nautical and tropical sportswear apparel and other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories associated with the wholesale business. On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights to manufacture and market men's tailored suits, sportcoats and slacks under the Burberry, Claiborne and Evan-Picone brands, as well as ownership of the Palm Beach, Brannoch and other names, and the current assets, properties and operations of the Plaid Clothing Group, Inc., now PCG Corp. I, and its subsidiaries ("Plaid"), pursuant to an Asset Purchase Agreement.

  In July 1995, as the final step in the Company's previously announced strategy to exit the retail business, the Company completed the disposition of its Kuppenheimer operation, the vertically integrated factory-direct-to-consumer manufacturer of popular priced men's tailored clothing whose products were sold exclusively through Kuppenheimer operated retail stores. Kuppenheimer's operating results for 1995 and 1994, net of tax benefit, have been reflected as a discontinued operation in the accompanying Selected Financial Data.

  This 1998 Annual Report on Form 10-K contains forward looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties. Exhibit 99 to this 1998 10-K Report identifies important risk factors which could cause the Company's actual financial results to differ materially from results forecasted or estimated by the Company in forward looking statements.

 Products Produced and Services Rendered

  The Company's merchandising strategy is to market a wide selection of men's tailored clothing, sportswear and dress furnishings, and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. In 1998, tailored clothing (suits and sportcoats) represented approximately 65% of the Company's total sales. Sportswear (which includes golfwear), slacks, dress furnishings, and other apparel products represented approximately 27% of sales. Women's Apparel Group represented approximately 8% of sales.

  As an integrated manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. The majority of its men's tailored clothing and slacks are manufactured in fifteen Company operated facilities located in the United States, three facilities in Canada, one factory in Costa Rica and one factory in Mexico. The Company also utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, in accordance with Company specifications and production schedules.

  The Company's largest operating group, MAG, designs, manufactures and markets on a wholesale basis substantially all of the Company's men's tailored clothing through its Hart Schaffner & Marx, Hickey-Freeman, Intercontinental Branded Apparel, Plaid since 1997, and, beginning in 1999, Coppley business units. Slacks and sportswear are manufactured and marketed principally through the Trans-Apparel Group, Biltwell, Bobby Jones, Robert Comstock and, beginning in 1999, Pusser's business units. The Women's Apparel Group designs and sources women's career apparel and sportswear for department and specialty stores under owned and licensed brand names through its International Women's Apparel business unit. The Barrie Pace catalog features branded products principally purchased from unaffiliated sources, directed towards the business and professional woman. Approximately one-third of Barrie Pace sales are of products provided by affiliated companies.

 Sources and Availability of Raw Materials

  Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 30% of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for approximately one-third of the Company's total fabric requirements in fiscal 1998. No other supplier accounts for over 5% of the Company's total raw material requirements. As is customary in its industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

 Competition and Customers

  The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. The Company's women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major United States department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company's largest customer, Dillard Department Stores, represented approximately 16%, 15% and 18% of consolidated sales in 1998, 1997 and 1996, respectively. No other customer exceeded 9% of net sales.

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

 Conditions Affecting the Environment

  Regulations relating to the protection of the environment have not had a significant effect on capital expenditures, earnings or the competitive position of the Company. The making of apparel is not energy intensive, and the Company is not engaged in producing fibers or fabrics.

 Employees

  The Company presently has approximately 9,200 employees, of which approximately 97% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

Item 2--Properties

  The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                         Approximate                                         Expiration
                         floor area                                           date of
                          in square                                           material
Location                    feet                  Principal Use                leases
--------                 -----------              -------------              ----------
Anniston, AL............    76,000   Manufacturing                              2005
Buffalo, NY.............   115,000   Manufacturing                               *
Buffalo, NY.............   280,000   Manufacturing; warehousing; office         2015
Cape Girardeau, MO......   171,000   Manufacturing; warehousing                  *
Chicago, IL.............   102,000   Executive and operating company offices    2004
Des Plaines, IL.........   361,000   Manufacturing; warehousing                  *
Easton, PA..............   220,000   Warehousing; office                         *
Elizabethtown, KY.......    54,000   Manufacturing                               *
Erlanger, KY............   225,000   Warehousing                                2004
Farmington, MO..........    65,000   Warehousing                                 *
Farmington, MO..........    75,000   Manufacturing                              2000
Knoxville, TN...........   231,000   Manufacturing                               *
Michigan City, IN (2
 locations).............   420,000   Manufacturing; warehousing; office          *
New York, NY............    74,000   Sales offices/showrooms                    2005
Rector, AR..............    52,000   Manufacturing                               *
Rochester, NY...........   223,000   Manufacturing; warehousing; office          *
Somerset, KY............   225,000   Manufacturing                               *
Whiteville, NC..........   105,000   Manufacturing                               *
Winchester, KY..........    92,000   Manufacturing                               *
Hamilton, Ontario,
 Canada (3 locations)...   163,000   Manufacturing; warehousing; office         2003
San Jose, Costa Rica....    72,000   Manufacturing                               *
Tolcayuca, Mexico.......    50,000   Manufacturing                               *

--------
   *Properties owned by the Registrant

  The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on page 27 of this Form 10-K.

Item 3--Legal Proceedings

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 4--Submission of Matters to a Vote of Security Holders

  None.

 Executive Officers of the Registrant

  Each of the executive officers of the Registrant listed below has served the Registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Mr. Wohlschlaeger. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                                                      Years
                                                                                       of
                                                                                     Service
                                                                                      with
          Name                                  Position                         Age Company
          ----                                  --------                         --- -------
Elbert O. Hand.......... Chairman and Chief Executive Officer
                         (Director since 1984)                                    59    34
Homi B. Patel........... President and Chief Operating Officer
                         (Director since January, 1994)                           49    19
Glenn R. Morgan......... Executive Vice President and Chief Financial Officer     51    19
Frederick G.
 Wohlschlaeger.......... Senior Vice President, General Counsel and Secretary     48     2
James E. Condon......... Vice President and Treasurer                             48    21
Linda J. Valentine...... Vice President, Compensation and Benefits                48    18
Andrew A. Zahr.......... Vice President and Controller; Chief Accounting Officer  55    26

  Mr. Hand was elected to his current position as Chairman and Chief Executive Office in October 1992.

  Mr. Patel was elected to his current position as President and Chief Operating Officer in February 1993.

  Mr. Morgan was elected to his current position as Executive Vice President and Chief Financial Officer in September 1995. From July 1994 to September 1995, he served as Senior Vice President, Finance and Administration. From February 1993 to July 1994, he served as Senior Vice President and Controller.

  Mr. Wohlschlaeger was elected Senior Vice President, General Counsel and Secretary in July 1997. Prior to joining the Company, he was employed by Morton International, Inc. for seven years, most recently serving as Vice President for Legal Affairs and Group Counsel of a significant operating group.

  Mr. Condon was elected to his current position as Vice President and Treasurer in September 1995. From July 1994 to September 1995, he served as Vice President, Planning and Investor Relations. From October 1986 to July 1994, he served as Vice President and Treasurer.

  Ms. Valentine was elected to her current position as Vice President, Compensation and Benefits in February 1993.

  Mr. Zahr was elected to his current position as Vice President and Controller in April 1998. From July 1994 to April 1998, he served as Controller. From July 1980 to July 1994, he served as Assistant Controller and Director of Accounting.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

  Hartmarx common shares are traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three years were as follows:

                                         1998            1997          1996
                                    --------------- -------------- -------------
                                     High     Low    High    Low    High   Low
                                    ------- ------- ------- ------ ------ ------
First Quarter...................... $8.50   $7.0625 $ 6.00  $4.875 $4.625 $3.75
Second Quarter.....................  9.00    7.375   10.125  5.50   6.50   3.875
Third Quarter......................  8.00    6.50    10.00   7.125  6.375  4.625
Fourth Quarter.....................  7.1875  4.375    9.375  7.25   5.375  4.25

  The most recent quarterly dividend paid was in November 1991, in the amount of $.15 per share. The current financing agreement contains a limitation on restricted payments, as defined, which includes dividends, to a cumulative maximum amount of $17.5 million. The current financing agreements also contain various restrictive covenants pertaining to additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants under these agreements.

  As of February 16, 1999, there were approximately 5,675 stockholders of the Company's $2.50 par value common stock. The number of stockholders was estimated by adding the number of registered holders furnished by the Company's registrar and the number of participants in the Hartmarx Employee Stock Ownership Plan.

  In December 1998, the Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in open market transactions. As of February 16, 1999, 469,000 shares had been purchased pursuant to this authorization at an average price of $4.97 per share. These purchases are includable in the restricted payments limitation described above.

  The Company had previously authorized the Trustee of its retirement plan to purchase up to one million shares of the Company's common stock in open market transactions. These purchases were completed as of September 30, 1998. The plan's aggregate holdings at February 16, 1999 were 1,519,612 shares.

Item 6 -- Selected Financial Data

  The following table summarizes data for the years 1994 through 1998. The Company's complete annual financial statements and notes thereto for fiscal 1998 appear elsewhere herein.

     Income Statement Data
 In Thousands, Except Per Share
              Data
 For Years Ended November 30(2)     1998   1997(1)  1996(1)  1995(1)   1994(1)
 ------------------------------   -------- -------- -------- --------  --------
Net sales.......................  $725,002 $718,135 $610,180 $595,272  $621,847
Licensing and other income......     1,882    3,375    4,263    6,429     7,277
Cost of sales...................   540,545  544,003  463,533  447,414   459,295
Operating expenses..............   144,121  143,482  127,699  132,806   139,720
Earnings before interest, taxes,
 discontinued operation and
 extraordinary items............    42,218   34,025   23,211   21,481    30,109
Interest expense................    18,633   17,480   16,681   19,851    20,988
Earnings before taxes,
 discontinued operation and
 extraordinary items............    23,585   16,545    6,530    1,630     9,121
Tax (provision) benefit.........   (8,965)    8,695   17,300   19,800     9,992
Earnings before discontinued
 operation and extraordinary
 items..........................    14,620   25,240   23,830   21,430    19,113
Discontinued operation, net of
 tax............................       --       --       --   (18,283)      897
Net earnings before
 extraordinary items............    14,620   25,240   23,830    3,147    20,010
Extraordinary items, net of tax.       --       --       725      --     (3,862)
Net earnings....................    14,620   25,240   24,555    3,147    16,148
Diluted earnings (loss) per
 share:
 continuing operations..........       .42      .74      .72      .66       .59
 discontinued operation.........       --       --       --      (.56)      .03
 before extraordinary items.....       .42      .74      .72      .10       .62
 after extraordinary items......       .42      .74      .74      .10       .50
Cash dividends per share........       --       --       --       --        --
Diluted average number of common
 shares and equivalents.........    34,885   34,167   33,021   32,631    32,243
       Balance Sheet Data
 In Thousands, Except Per Share
              Data
         At November 30
 ------------------------------
Cash............................  $  5,292 $  1,626 $  2,844 $  5,700  $  2,823
Accounts receivable.............   131,342  136,854  135,554  108,486   114,597
Inventories.....................   207,679  193,780  165,913  154,898   183,347
Other current assets............    19,115   24,484   16,155   10,409    11,670
Net properties..................    51,034   45,782   43,909   44,624    51,543
Other assets/deferred taxes.....    70,260   67,857   65,864   52,519    28,220
Total assets....................   484,722  470,383  430,239  376,636   392,200
Accounts payable, accrued
 expenses and taxes.............    93,768  100,098   99,745   78,867    76,049
Total debt......................   179,994  178,001  168,528  163,278   187,784
Shareholders' equity............   210,960  192,284  161,966  134,491   128,367
Equity per share................      6.06     5.62     4.85     4.11      3.95
           Other Data
          In Thousands
 For Years Ended November 30(2)
 ------------------------------
Earnings before interest, taxes,
 depreciation, amortization,
 discontinued operation and
 extraordinary items............  $ 49,450 $ 41,673 $ 31,469 $ 30,069  $ 39,502
Depreciation and amortization of
 fixed assets...................     7,232    7,648    8,258    8,588     9,393
Capital expenditures............    12,753   10,086    8,207    8,441     6,173

--------
(1) 1994 through 1997 included favorable non-cash income tax adjustments to the tax valuation reserve related to recognition of net operating loss carryforwards of $13.4 million, $20.6 million, $19.9 million and $15.0 million, respectively. Excluding this adjustment, net earnings before discontinued operation and extraordinary items, and diluted earnings per share would have been $5.7 million or $.18 per share in 1994; $1.0 million or $.03 per share in 1995; $4.0 million or $.12 per share in 1996 and $10.3 million or $.30 per share in 1997.
(2) 1995 and 1994 reflect the Company's former retail business, Kuppenheimer, as a discontinued operation.

  Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing and Taxes on Earnings footnotes to the consolidated financial statements, provide additional information relating to the comparability of the information presented above.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Consolidated results for 1998 reflected a 43% increase in pre-tax earnings to $23.6 million in 1998 from $16.5 million in 1997. Full year sales were $725.0 million compared to $718.1 million in 1997. The improved operating performance in 1998 compared to 1997 was primarily attributable to an increase in gross margins to 25.4% of sales from 24.2% a year ago and the continued strength in the premium price point businesses of Hart Schaffner & Marx and Hickey-Freeman. The 17.7% revenue increase in 1997 from $610.2 million in 1996 reflected, among other things, the sales associated with the acquisition of assets and license rights from the Plaid Clothing Group, Inc. at fiscal year end 1996. The pre-tax earnings increase to $16.5 million in 1997 from $6.5 million in 1996 included Plaid's results, along with higher earnings from the Hart Schaffner & Marx, Hickey-Freeman and Women's Apparel Group product lines.

  The Company operates exclusively in the apparel business. Its operations are comprised of (i) Men's Apparel Group ("MAG"), which designs, manufactures and markets men's tailored clothing on a wholesale basis, principally through its Hart Schaffner & Marx, Hickey-Freeman, Intercontinental Branded Apparel and, since 1997, Plaid business units; slacks and sportswear (including golfwear) are marketed principally through its Trans-Apparel Group, Biltwell, Bobby Jones and Robert Comstock Apparel business units; and (ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs.

  The following summarizes sales and earnings before interest and taxes ("EBIT") for the Company's business groups (in millions):

                                                         Year Ended November
                                                                 30,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
      Sales:
        Men's Apparel Group............................. $665.0  $658.5  $559.1
        Women's Apparel Group...........................   60.0    59.6    51.1
                                                         ------  ------  ------
          Total......................................... $725.0  $718.1  $610.2
                                                         ======  ======  ======
      EBIT:
        Men's Apparel Group............................. $ 43.9  $ 36.3  $ 30.3
        Women's Apparel Group...........................    6.8     6.7     3.6
        Other and adjustments...........................   (8.5)   (9.0)  (10.7)
                                                         ------  ------  ------
          Total......................................... $ 42.2  $ 34.0  $ 23.2
                                                         ======  ======  ======

  Consolidated sales were $725.0 million in 1998, $718.1 million in 1997 and $610.2 million in 1996. Revenues in 1998 reflected continued strength of the Hart Schaffner & Marx and Hickey-Freeman brands, as well as incremental sales from newer initiatives, including Hart Schaffner & Marx sportswear, Hickey-Freeman furnishings, Desert Classic golfwear and Kenneth Cole tailored clothing, which were largely offset by declines associated with brands or programs being reduced or eliminated which do not have the likelihood of achieving acceptable long term profitability. The 17.7% consolidated revenue increase in 1997 compared to 1996 was principally attributable to the Plaid brands acquired at the end of the Company's 1996 fiscal year, increases at Hart Schaffner & Marx and to an increase in Women's Apparel Group sales from an additional product line and strong in-stock sales.

  MAG sales were $665 million in 1998, $659 million in 1997 and $559 million in 1996. The 1% increase in 1998 compared to 1997 reflected continued strength in the premium priced tailored clothing brands, principally Hart Schaffner & Marx and Hickey-Freeman, and the newer product initiatives described above, mostly offset by declines from brands or programs with lower longer term profit potential which are being deemphasized. The 17.8% increase in 1997 compared to 1996 principally reflected the Plaid brands acquired in November 1996 and the continuing strength of the premium priced tailored clothing brands and improvements in Bobby Jones golfwear. MAG EBIT improved to $44 million in 1998 from $36 million in 1997 and $30 million in 1996. Tailored clothing represented the most significant contributor to earnings in each year. The $8 million improvement in 1998 EBIT compared to 1997 was primarily attributable to gross margin improvement in the premium priced tailored clothing lines and golfwear and sportswear businesses; also, there was a favorable product mix change with lower relative moderate tailored clothing sales which have lower gross margins compared to premium tailored clothing and sportswear. Although product cost reductions during 1998 were realized in the moderate tailored clothing lines principally from more off-shore sourcing, continuing competitive pressures in the moderate priced product lines have largely prevented wholesale price increases. The $6 million improvement in 1997 EBIT compared to 1996 was primarily attributable to improvements in the premium priced tailored clothing product lines and inclusion of the Plaid results; competitive pressures in the moderately priced product lines precluded wholesale price increases, although gross margins improved slightly in 1997 compared to 1996 from cost reductions achieved in part from more off-shore sourcing.

  Women's Apparel Group sales, comprising approximately 8% of the consolidated total in each year, aggregated $60 million in 1998 and 1997 and $51 million in 1996. Revenues in 1998 were approximately even with 1997, following a 16.8% increases in 1997 compared to 1996. During 1998, growth in the Hawksley & Wight line and the introduction of Austin Reed knits largely offset the decline in Austin Reed separates, while catalog sales were about even with 1997. The 1997 increase compared to 1996 reflected the growth of the Austin Reed brand and the introduction of Hawksley & Wight. Women's Apparel Group earnings before interest and taxes were $7 million in 1998 and 1997, up from $4 million in 1996. The improvement in 1997 compared to 1996 was primarily attributable to improved gross margins in the wholesale businesses and from expense reduction actions in the catalog business.

  Gross Margins. The consolidated gross margin percentage of sales was 25.4% in 1998, 24.2% in 1997 and 24.0% in 1996. The 1.2% improvement in the 1998 gross margin rate compared to 1997 reflected higher gross margin rates in premium priced tailored clothing, sportswear, golfwear and women's product lines. Gross margins in moderate tailored clothing declined, reflecting the competitive pressures on wholesale prices in this product category which more than offset the favorable impact of lower costs from increased off-shore sourcing. Moderate tailored clothing represented a lower percentage of consolidated sales in 1998 compared to 1997, a trend which is expected to continue in 1999. The .2% gross margin improvement in 1997 compared to 1996 reflected continued strength in the premium priced tailored clothing lines and in the women's businesses. While wholesale prices in the moderately priced product lines remained very competitive, there was a small gross margin improvement as costs were lowered from increased off-shore sourcing. The transition to more off-shore sourcing to ultimately improve gross margins in the moderate priced lines was initiated through the 1995 acquisition of production facilities in Mexico and Costa Rica. Start-up costs associated with these off-shore facilities adversely affected the gross margin rate by .4% in 1996 and .2% in 1997; there was no unfavorable impact on 1998 gross margins. LIFO expense was $.9 million in 1998, $.3 million in 1997 and $.1 million in 1996.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $144 million in 1998, $143 million in 1997 and $128 million in 1996. As a percentage of sales, the expense rate declined to 19.9% in 1998 from 20.0% in 1997 and 20.9% in 1996, and reflected, among other things, the increased sharing of administrative services among the individual operating units. The improved ratio in 1997 compared to 1996 was also attributable to the elimination of less efficient and certain redundant administrative functions associated with the assets acquired from Plaid at fiscal year end 1996.

  Advertising expenditures, including costs related to the Barrie Pace catalog, were $26 million in 1998 compared to $23 million in 1997 and $20 million in 1996, representing 3.6%, 3.3% and 3.2% of consolidated sales, respectively. The increases in 1998 and 1997 primarily reflected higher MAG advertising expenditures, including amounts related to the new product lines; 1998 also included a higher percentage associated with the distribution of Barrie Pace catalogs.

  Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $1.9 million in 1998, $3.4 million in 1997 and $4.3 million in 1996. The decline in 1998 compared to 1997 and in 1997 compared to 1996 reflected the economic conditions in Asia, especially Japan and Korea, where a significant portion of the Company's licensing income is generated. Additionally, a portion of the decline in 1997 compared to 1996 related to the sale of certain license rights in prior years. While the economies in Asia have not yet demonstrated a recovery to their previous levels, licensing income is not expected to decline at the rates experienced in recent years.

  Earnings before Interest, Taxes, Discontinued Operation and Extraordinary Items ("EBIT"). EBIT was $42.2 million in 1998, $34.0 million in 1997 and $23.2 million in 1996, representing 5.8%, 4.7% and 3.8% of sales, respectively. The improvement in 1998 compared to 1997 was principally attributable to the higher gross margin ratio to sales. The increase in 1997 from 1996 was principally attributable to the lower operating expense ratio to sales.

  Interest Expense. Interest expense was $18.6 million in 1998, $17.5 million in 1997 and $16.7 million in 1996. As a percentage of sales, interest expense was 2.6% in 1998 compared to 2.4% in 1997 and 2.7% in 1996. The dollar increase in 1998 from 1997 reflected higher average borrowings attributed to higher working capital requirements. The dollar increase in 1997 from 1996 reflected higher average borrowings, principally attributable to the $27 million paid for the assets acquired from Plaid. The effective interest rate for all borrowings, including amortization costs, was 9.3% in 1998, 9.7% in 1997 and 9.9% in 1996. Interest expense in 1997 and 1996 was favorably impacted by approximately $.5 million and $.4 million, respectively, from the repurchase of $14.7 million face value of the Company's 10 7/8% senior subordinated debentures utilizing revolving credit facility availability. The Company's weighted average short term borrowing rate was 7.2% in 1998, 7.5% in 1997 and 7.4% in 1996. Interest expense included non-cash amortization of financing fees and expenses of $.8 million in 1998 and $1.0 million in 1997 and 1996.

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

  The Company's effective tax rate of 38% of pre-tax income resulted in a tax provision of $9.0 million in 1998; in years prior to 1998, favorable adjustments to the then existing tax valuation reserves resulted in net tax benefits being recognized as described below.

  During fiscal 1997, the Company concluded that the more likely than not criteria appropriately justified the recognition of the remaining amount of the tax benefits previously unrecognized associated with available net operating loss carryforwards. Accordingly, after giving effect to the benefit of future operating loss carryforwards and other timing differences recognized, the valuation reserve at November 30, 1997 was reduced to zero from $15.0 million at November 30, 1996, and this adjustment was reflected in the net tax benefit of $8.7 million recognized in fiscal 1997. This compares to the net tax benefit recognized of $17.3 million in fiscal 1996, which included reductions in the tax valuation reserve of $19.9 million.

  In 1996, a portion, but not all, of the then remaining valuation allowance was deemed appropriate taking into consideration, among other things, the following: the level of pre-tax earnings in relation to both historical amounts earned during the 1980's and the significant operating losses incurred in the early 1990's; the level of profitability of the core MAG businesses, even during the 1990-1992 loss years which included operating losses from retail businesses subsequently sold or liquidated; the Company's income prospects in future years after consideration of available operating loss carryforwards which expire during the 2007-2010 period.

  Utilization of available operating loss carryforwards of $134 million as of November 30, 1998 by fiscal year end 2007 requires average annual taxable earnings of approximately $15 million. (Also see "Liquidity and Capital Resources" for further discussion under deferred tax assets and remaining operating loss carryforwards.)

  Net Earnings. Net earnings for 1998 were $14.6 million or $.42 per diluted share after reflecting an effective income tax rate of 38%. Net earnings for 1997 and 1996 included the favorable non-cash income tax adjustments to the tax valuation reserve related to recognition of net operating loss carryforwards discussed above of $15.0 million and $19.9 million, respectively. After considering these tax benefits, consolidated net earnings before extraordinary gain were $25.2 million or $.74 per diluted share in 1997 and $23.8 million or $.72 per diluted share in 1996. Excluding these favorable adjustments and applying the Company's normal tax rate of 38% to pre-tax earnings, net earnings before extraordinary gain would have been $10.3 million or $.30 per diluted share in 1997 and $4.0 million or $.12 per diluted share in 1996. Fiscal 1996 consolidated results also included a $.7 million or $.02 per share extraordinary gain associated with the purchase of $14.7 million of the Company's 10 7/8% Senior Subordinated Debentures. After consideration of the extraordinary gain, net earnings were $24.6 million or $.74 per share in 1996.

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

  Net cash provided by operating activities was $13 million in 1998 compared to net cash used in operating activities of $6 million in 1997 and net cash provided by operating activities of $26 million in 1996. The improvement in 1998 compared to 1997 was attributable to the improvement in earnings; although working capital requirements increased both in 1998 and 1997, the 1997 increase was more significant. The change in 1997 compared to 1996 was attributable to the higher working capital requirements, primarily inventories, partially offset by the current earnings. At November 30, 1998, net accounts receivable of $131.3 million decreased $5.5 million from November 30, 1997, primarily attributable to improved collections. The allowance for doubtful accounts was $8.2 million compared to $9.8 million last year, representing 5.9% of gross receivables in 1998 and 6.7% in 1997; 1998 included higher write-offs of receivables which had been reserved in prior years. Inventories of $207.7 million at November 30, 1998 increased $13.9 million or 7.2% from November 30, 1997, primarily attributable to expanded lead times associated with increased off-shore production, earlier production scheduling and amounts required to support expanded in-stock programs. Inventory turn slowed compared to 1997 due to the higher average levels during the year.

  Recoverable and deferred income taxes at November 30, 1998 aggregated $55.0 million compared to $62.8 million at November 30, 1997. As noted previously, the valuation allowance was zero at November 30, 1998 and 1997. Approximately $39 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected utilization of future operating loss carryforwards. At November 30, 1998, the Company had approximately $134 million of federal tax operating loss carryforwards available to offset future taxable income.

  At November 30, 1998, net properties were $51.0 million compared to $45.8 million at November 30, 1997. Capital additions during 1998 were $12.8 million compared to $10.0 million in 1997. Depreciation expense was $7.2 million in 1998 and $7.6 million in 1997. The capital expenditure limitations contained in the Company's current borrowing agreements have not and are not expected to delay capital expenditures otherwise planned by the Company. The Company has had under review the comprehensive upgrading, consolidation and integration of its principal management information systems utilized in the operation of its businesses (the "Project"), along with a review of non-Project systems and compatibility with various third party systems on which the Company relies. PricewaterhouseCoopers LLP, as a consultant to the Company, has been actively engaged in the design and implementation of the Project in concert with the senior management of the Company. During 1998, the Company capitalized approximately $7.5 million of costs related to the acquisition of new information systems. Through November 30, 1998, the Company has incurred approximately $17 million, of which approximately $15 million has been capitalized. In accordance with appropriate accounting policy, capitalized costs will be amortized over five years from the time the new systems are fully operational. (Also see "Year 2000" for further information.)

  At November 30, 1998, total debt of $180.0 million was $2.0 million higher than the year earlier level. The $10.0 million of notes payable classified as current at November 30, 1998 reflects the anticipated debt reduction during fiscal 1999 under the Company's revolving credit facility arrangements. Total debt, including short term borrowings and current maturities, represented 46% of the total $391 million capitalization at November 30, 1998, compared to 48% at November 30, 1997, with the improvement principally resulting from the trailing year earnings. Total additional borrowing availability at November 30, 1998 under the revolving credit facility was approximately $80 million.

  Shareholders' equity of $211.0 million at November 30, 1998 represented $6.06 book value per share compared to $5.62 book value per share at November 30, 1997. The $18.7 million equity increase during 1998 reflected the net earnings for the year, ongoing equity sales to employee benefit plans, proceeds from the exercise of stock options and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan. Dividends have not been paid since 1991. The current Credit Facility restricts, but does not prohibit, the payment of dividends.

  Considering the impact of inflation, the current value of net assets would be higher than the Company's $211.0 million book value after reflecting the Company's use of LIFO inventory method and increases in the value of the properties since acquisition. Earnings would be lower than reported, assuming higher depreciation expense without a corresponding reduction in taxes.

Year 2000 Disclosure

  The Company is addressing Year 2000 issues for its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. A significant portion of the new systems enhancements will emanate from purchased software for which written representation has been received from the application vendors that such software is Year 2000 compliant. In this context, Year 2000 compliance is being addressed, whether relating to new systems that comprise a part of the Project or with respect to existing management information systems that may continue to be utilized beyond January 1, 2000. Although it was initially expected that new systems and software included in the Project would substantially address Year 2000 issues, the Company and its consultant currently assess that existing systems for the most part will continue in operation beyond January 1, 2000. Efforts are currently underway to upgrade, enhance and test these existing systems and software requirements, including compatibility with the various third-party applications. To date, the Company has also commenced testing of its systems upgrade as part of the Project at two operating units and no Year 2000 defects have been noted. The Project cost total is currently not expected to exceed $25 million, of which only a nominal amount is attributable to Year 2000 compliance.

  As stated, the Company initially intended that the new systems and software included in the Project would be substantially operational by the end of 1999, in order to address Year 2000 compliance. The Company is therefore currently implementing its primary contingency plan, which includes testing, upgrading and remediating when necessary its existing systems and software, a process which is expected to be completed by August 1999. The costs to be incurred which relate to ensuring compliance and remediation of the current systems, which includes both internal costs of existing employees as well as external contractor and software remediation costs, is estimated to be approximately $2 million, of which $.2 million was expensed during 1998. The remaining amount will be expensed as incurred during 1999.

  The Company has also established formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company has surveyed approximately 200 of its customers, vendors and suppliers. The customers surveyed accounted for over 67% of 1998 sales and inventory suppliers surveyed represented over 60% of 1998 inventory purchases. Additionally, the Company has identified the critical systems provided by other third party service providers (e.g., financial institutions and utilities suppliers). While the Company must necessarily rely to some extent on the representations of these third parties and their statements or certifications of compliance to certain government agencies regarding Year 2000 capabilities, the Company is also in various stages of Year 2000 testing and implementation of the systems and/or upgrades provided by third parties.

  The most reasonably likely worst case scenario is difficult to identify. However, a reasonable worst case scenario could be a failure by a significant third party in the Company's supply chain to remediate its Year 2000 deficiencies, which could impair the Company's ability to manufacture products, process customer orders or ship goods to its customers. Additionally, failure by the Company to fully remediate its systems could impair the Company's ability to take customer orders, manufacture and ship products, invoice customers or collect payments.

  The Company recognizes that issues related to Year 2000 remediation constitute a known uncertainty and the importance of ensuring its operations will not be adversely affected by Year 2000 issues. Its procedures are anticipated to be effective to identify and manage the risks associated with Year 2000 compliance. However, there can be no assurance that the process can be completed as described above or that the remediation process will be fully effective. The failure to identify and remediate the Company's systems or the failure of key third parties who do business with the Company or governmental agencies to timely remediate their systems that interface with the Company's systems could result in system failures or errors or business interruptions, which could have a material adverse effect on the Company's results of operations and financial condition.

Outlook

  The Company's long term earnings growth objectives comprise revenue increases, gross margin rate improvements and declining operating expenses and financing costs relative to sales. From a product perspective, the Company expects to sustain its pre-eminent position in tailored clothing, continue to broaden its product offerings in branded sportswear, dress furnishings (shirts and ties) and golfwear, and to maintain its current womenswear focus. The small revenue increase in 1998 compared to 1997 resulted, in part, from de-emphasizing those product lines and brands which do not offer the longer term prospects for adequate gross margins, primarily in the moderate tailored clothing category. Further revenue reductions in the moderate tailored clothing category can be anticipated during 1999, which would largely offset the incremental sales from the Coppley and Pusser's acquisitions.

  The Company's established position in tailored clothing has been enhanced with the addition of the Coppley, Cambridge and other brands acquired in the December 1998 acquisition of Coppley, a manufacturer and marketer in Canada which also exports into the United States. The continued strength of the Hart Schaffner & Marx and Hickey-Freeman brands, along with newer initiatives, such as tailored clothing licensed under the Kenneth Cole label and the upward repositioning of men's tailored clothing licensed under the Burberry label, are anticipated to offset, in part, revenue declines from expired license arrangements and other low margin tailored clothing business which will be foregone.

  Product categories other than tailored clothing represent important sources for future revenue and earnings growth. The Hickey-Freeman and Hart Schaffner & Marx premium price point brands are being more broadly positioned as full "collection" product offerings rather than more limited clothing brands. Hickey-Freeman introduced its sportswear line in Fall 1996, with its emphasis on casual dressing for its affluent core customer and revenues increased both in 1997 and 1998. Initial deliveries of Hickey-Freeman dress furnishings were made in Fall 1998. Hart Schaffner & Marx introduced its line of casual products for the Fall 1997 season and demand has increased each season; dress furnishings will be delivered commencing with the Fall 1999 season. The Tommy Hilfiger casual slack business, first introduced in Fall 1996, has expanded its product offerings from two to six fabric categories and a full in-stock reorder service is an important component of this business. Pusser's of the West Indies sportswear business, acquired at the end of fiscal 1998, is in its early stages, so there will be only a nominal revenue impact in fiscal 1999. Golfwear will continue to be marketed under three principal brands-- Bobby Jones, Jack Nicklaus and Desert Classic, each directed to a particular niche; additional golf lines are also under consideration. The Austin Reed and Hawksley & Wight women's lines of tailored coats, pants, skirts and dresses are expected to grow modestly, while maintaining the current excellent return on investment.

  Although the Company does not have extensive direct sales to foreign markets, the economic difficulties currently experienced by many of the Asian economies has had an adverse impact on the Company's licensing revenues, which are principally Asian based. A small percentage of products are sourced from Asia (principally certain golf products and women's styles) and the Company has benefited marginally from a reduction in prices for these product lines due to the weakened Asian currencies relative to the U. S. dollar.

  The Company's percentage of debt to total capitalization at November 30, 1998 was at its lowest level since 1989, and both the Pusser's and Coppley acquisitions were financed from existing borrowing capacity. In December 1998, the Company's Board authorized the purchase of up to 1.5 million common shares of the Company's stock in open market transactions; as of February 16, 1999, 469,000 shares have purchased at an average price of $4.97. The Company's $85 million of convertible debentures were callable at 103.1 of par effective January 15, 1999, and at 101.6 of par commencing January 15, 2000. Refinancing these debentures during 1999 either in the public or private market prior to maturity is being considered. The Company's $175 million revolving credit facility is in effect to July 2000 and extending or refinancing this facility are considerations during 1999, depending upon financial market conditions. We anticipate that the Company will have sufficient capital resources available to address growth opportunities, whether generated internally or through acquisitions.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

  The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally in amounts approximating forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in the period in which the purchase obligations are satisfied. As of November 30, 1998, the Company had entered into foreign exchange contracts, primarily for approximately 38 billion Italian lira (approximately $23 million) related to inventory purchases in fiscal 1999.

Item 8--Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  16

  Consolidated Statement of Earnings for the three years ended November
   30, 1998...............................................................  17

  Consolidated Balance Sheet at November 30, 1998 and 1997................  18

  Consolidated Statement of Cash Flows for the three years ended November
   30, 1998...............................................................  19

  Consolidated Statement of Shareholders' Equity for the three years ended
   November 30, 1998......................................................  20

  Notes to Consolidated Financial Statements..............................  21

  Financial Statement Schedules

    Schedule VIII--Valuation and Qualifying Accounts...................... F-1

  Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:

  Quarterly Financial Summary (unaudited).................................  34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 20, 1999

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

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                    Fiscal Year Ended November
                                                               30,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  -------- --------
Net sales.......................................... $725,002  $718,135 $610,180
Licensing and other income.........................    1,882     3,375    4,263
                                                    --------  -------- --------
                                                     726,884   721,510  614,443
                                                    --------  -------- --------
Cost of goods sold.................................  540,545   544,003  463,533
Selling, general and administrative expenses.......  144,121   143,482  127,699
                                                    --------  -------- --------
                                                     684,666   687,485  591,232
                                                    --------  -------- --------
Earnings before interest, taxes and extraordinary
 gain..............................................   42,218    34,025   23,211
Interest expense...................................   18,633    17,480   16,681
                                                    --------  -------- --------
Earnings before taxes and extraordinary gain.......   23,585    16,545    6,530
Tax (provision) benefit............................   (8,965)    8,695   17,300
                                                    --------  -------- --------
Net earnings before extraordinary gain.............   14,620    25,240   23,830
Extraordinary gain, net of $.4 million tax
 provision.........................................      --        --       725
                                                    --------  -------- --------
Net earnings....................................... $ 14,620  $ 25,240 $ 24,555
                                                    ========  ======== ========
Earnings per share:
  Basic:
    Before extraordinary gain...................... $   0.42  $   0.75 $   0.72
                                                    ========  ======== ========
    After extraordinary gain....................... $   0.42  $   0.75 $   0.74
                                                    ========  ======== ========
  Diluted:
    Before extraordinary gain...................... $   0.42  $   0.74 $   0.72
                                                    ========  ======== ========
    After extraordinary gain....................... $   0.42  $   0.74 $   0.74
                                                    ========  ======== ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000's Omitted)

                                                             November 30,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................. $   5,292  $   1,626
  Accounts receivable, less allowance for doubtful
   accounts of $8,210 in 1998 and $9,803 in 1997.........   131,342    136,854
  Inventories............................................   207,679    193,780
  Prepaid expenses.......................................     3,234      4,332
  Recoverable and deferred income taxes..................    15,881     20,152
                                                          ---------  ---------
    Total current assets.................................   363,428    356,744
                                                          ---------  ---------
INVESTMENTS AND OTHER ASSETS.............................    31,174     25,230
                                                          ---------  ---------
DEFERRED INCOME TAXES....................................    39,086     42,627
                                                          ---------  ---------
PROPERTIES
  Land...................................................     2,638      2,645
  Buildings and building improvements....................    48,873     49,003
  Furniture, fixtures and equipment......................   118,521    110,860
Leasehold improvements...................................    18,020     16,597
                                                          ---------  ---------
                                                            188,052    179,105
  Accumulated depreciation and amortization..............  (137,018)  (133,323)
                                                          ---------  ---------
  Net properties.........................................    51,034     45,782
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 484,722  $ 470,383
                                                          =========  =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.......................................... $  10,000  $  20,000
  Current maturities of long term debt...................        67         62
  Accounts payable.......................................    37,987     38,690
  Accrued payrolls.......................................    18,517     18,564
  Other accrued expenses.................................    37,264     42,844
                                                          ---------  ---------
    Total current liabilities............................   103,835    120,160
                                                          ---------  ---------
LONG TERM DEBT, less current maturities..................   169,927    157,939
                                                          ---------  ---------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized
   and unissued..........................................       --         --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 34,839,431 in 1998 and 34,219,401 in 1997......    87,099     85,549
  Capital surplus........................................    81,994     79,934
  Retained earnings......................................    50,331     35,711
  Unearned employee benefits.............................    (8,464)    (8,910)
                                                          ---------  ---------
  Shareholders' equity...................................   210,960    192,284
                                                          ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $ 484,722  $ 470,383
                                                          =========  =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000's Omitted)

                                                      Fiscal Year Ended November
                                                                 30,
                                                      ----------------------------
                                                        1998      1997      1996
Increase (Decrease) in Cash and Cash Equivalents      --------  --------  --------
Cash Flows from operating activities:
  Net earnings, including extraordinary gain........  $ 14,620  $ 25,240  $ 24,555
  Reconciling items to adjust net earnings to net
   cash provided by (used in) operating activities:
    Extraordinary gain, net.........................       --        --       (725)
    Depreciation and amortization...................     7,994     8,644     9,269
    Changes in:
      Accounts receivable...........................     5,512    (1,300)   (8,800)
      Inventories...................................   (13,162)  (27,867)   16,171
      Prepaid expenses..............................       738       (26)     (242)
      Other assets..................................    (4,003)   (2,759)     (187)
      Accounts payable and accrued expenses.........    (6,330)      353     3,425
      Taxes and deferred taxes......................     7,812    (7,894)  (17,316)
                                                      --------  --------  --------
Net cash provided by (used in) operating activities.    13,181    (5,609)   26,150
                                                      --------  --------  --------
Cash Flows from investing activities:
  Capital expenditures..............................   (12,753)  (10,086)   (8,207)
  Cash paid for acquisitions........................    (2,737)      --    (27,993)
                                                      --------  --------  --------
Net cash used in investing activities...............   (15,490)  (10,086)  (36,200)
                                                      --------  --------  --------
Cash Flows from financing activities:
  Increase in notes payable.........................     2,200     9,500    17,810
  Purchase of 10 7/8% Senior Subordinated
   Debentures, net..................................      (220)      --    (13,037)
  Decrease in other long term debt..................       (61)     (101)     (499)
  Other equity transactions.........................     4,056     5,078     2,920
                                                      --------  --------  --------
Net cash provided by financing activities...........     5,975    14,477     7,194
                                                      --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents........................................     3,666    (1,218)   (2,856)
Cash and cash equivalents at beginning of year......     1,626     2,844     5,700
                                                      --------  --------  --------
Cash and cash equivalents at end of year............  $  5,292  $  1,626  $  2,844
                                                      ========  ========  ========
Supplemental cash flow information
  Net cash paid (received) during year for:
    Interest expense................................  $ 18,200  $ 16,000  $ 16,100
    Income taxes....................................     1,200       900    (2,600)

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000's Omitted)

                                         Par Value
                                            of              Retained   Unearned
                                          Common   Capital  Earnings   Employee
                                           Stock   Surplus  (Deficit)  Benefits
                                         --------- -------  ---------  --------
Balance at November 30, 1995............  $81,899  $76,771  $(14,084)  $(10,095)
  Net earnings for the year.............                      24,555
  Issuance of 473,020 shares, primarily
   to employee benefit plans............    1,183      992
  Long-term incentive plan awards for
   132,500 shares.......................      331      456                 (787)
  Allocation of unearned employee
   benefits.............................              (864)               1,609
                                          -------  -------  --------   --------
Balance at November 30, 1996............   83,413   77,355    10,471     (9,273)
  Net earnings for the year.............                      25,240
  Issuance of 357,699 shares, primarily
   to employee benefit plans............      895    1,507
  Stock options exercised (292,619
   shares issued upon exercise of
   293,646 options and awards)..........      732      937
  Long-term incentive plan awards for
   132,500 shares, net of forfeitures...      331      710               (1,041)
  Issuance of 71,266 shares for
   Restricted Stock Awards..............      178      187
  Allocation of unearned employee
   benefits.............................              (762)               1,404
                                          -------  -------  --------   --------
Balance at November 30, 1997............   85,549   79,934    35,711     (8,910)
  Net earnings for the year.............                      14,620
  Issuance of 312,659 shares, primarily
   to employee benefit plans............      782    1,298
  Stock options exercised (119,371
   shares issued upon exercise of
   119,371 options).....................      298      445
  Long-term incentive plan awards for
   188,000 shares, net of forfeitures...      470    1,070               (1,540)
  Allocation of unearned employee
   benefits.............................              (753)               1,986
                                          -------  -------  --------   --------
Balance at November 30, 1998............  $87,099  $81,994  $ 50,331   $ (8,464)
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

  Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and all subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Revenue Recognition -- Sales are recognized at the time the order is shipped. Catalog sales are net of expected returns and exclude sales tax.

  Cash and Cash Equivalents -- The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

  Inventories -- Inventories are stated at the lower of cost or market. At November 30, 1998 and 1997, approximately 41% and 40% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

  Property, Plant and Equipment -- Properties are stated at cost. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements, 3 to 15 years for furniture, fixtures and equipment and 3 to 5 years for software. Leasehold improvements are amortized over the terms of the respective leases.

  Intangibles -- Intangible assets are included in "Investments and Other Assets" at cost, less amortization, which is provided on a straight-line basis over their economic lives, usually 10 years or less.

  Impairment of Long-Lived Assests -- If facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

  Income Taxes -- Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Advertising Costs -- Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $25.9 million in 1998, $23.4 million in 1997 and $19.5 million in 1996 are included in the accompanying Statement of Earnings. Prepaid expenses at November 30, 1998 include deferred advertising costs of $1.0 million ($1.4 million at November 30, 1997), which will be reflected as an expense during the quarterly period benefited.

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

  Retiree Medical Plan -- A contributory health insurance plan has been made available to non-union retired employees and eligible dependents whereby retirees electing to receive the coverage made contributions to offset the cost of the retiree plan. Effective January 1, 1998, the plan became an insured plan and retirees electing to receive the coverage make the required premium payments to the insurance company providing benefits under the plan. Effective August 1, 1998, the plan is no longer offered to new retirees. Approximately 150 retired employees are currently participating.

  Other Postemployment Benefits -- Postemployment benefit expense, which is recorded in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", was not significant in any of the three years ended November 30, 1998.

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

  The largest customer represented approximately 16%, 15% and 18% of consolidated sales in 1998, 1997 and 1996, respectively, and no other customer exceeded 9% of consolidated sales for the three years ended November 30, 1998. Accounts receivable from the largest customer represented approximately 12% and 10% of the Company's gross accounts receivable at November 30, 1998 and 1997, respectively.

  The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally in amounts approximating forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods and are included in cost of goods sold in the accompanying Statement of Earnings. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in the period in which the purchase obligations are satisfied. As of November 30, 1998, the Company had entered into foreign exchange contracts, primarily for Italian Lira, for approximately $23 million ($33 million at November 30, 1997), related to future inventory purchases.

  From time to time, the Company has entered into interest rate protection agreements; however, in fiscal 1998, 1997 or 1996, the Company did not enter into any such agreements.

  Per Share Information -- The calculation of basic earnings per share in each year is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares used in computing basic and diluted earnings per share were as follows, which includes both allocated and unallocated shares held by The Hartmarx Employee Stock Ownership Plan (000's omitted):

      Year Ended
      November 30,                                                Basic  Diluted
      ------------                                                ------ -------
         1998.................................................... 34,486 34,885
         1997.................................................... 33,748 34,167
         1996.................................................... 33,021 33,021

  Recent Accounting Pronouncements -- The provisions of Statement of Financial Accounting Standards No. 130--"Reporting Comprehensive Income" ("FAS 130") is effective for the Company's 1999 fiscal year commencing December 1, 1998. FAS 130 requires disclosure of transactions from non-owner sources which affect shareholders' equity in a separate financial statement for the period in which they are recognized.

  Statement of Financial Accounting Standards No. 131--"Disclosures About Segments of an Enterprise and Related Information" ("FAS 131") is effective for the Company's 1999 fiscal year. FAS 131 establishes new standards for reporting information about operating segments in the footnotes of both interim and annual financial statements.

  Statement of Financial Accounting Standards No. 133--"Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") is required to be adopted by the Company for its fiscal fourth quarter beginning September 1, 1999. FAS 133 requires disclosures of the objectives for holding or issuing derivative instruments, the context to understand the objectives and the strategies for achieving the objectives, as well as disclosures related to the impact of derivatives as reflected in the statement of comprehensive income.

  The Company believes that adoption of these statements will not have a significant effect on its reported financial position, results of operations, cash flows or on its financial statement disclosures.

Acquisitions

  In November 1998, the Company completed the acquisition of the wholesale apparel business of Pusser's, Ltd., primarily an operator of restaurants, pubs and retail stores carrying tropical and nautical sportswear apparel as well as other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories related to the wholesale business. Amounts paid for the trademarks and inventories aggregated $2.7 million; additional amounts may be payable in future years based on revenues or operating earnings associated with the trademarks.

  On November 26, 1996, the Company purchased substantially all of the license rights, current assets, properties and operations of the Plaid Clothing Group, Inc. and its subsidiaries ("Plaid") pursuant to an asset purchase agreement. Plaid has been operating as a debtor-in-possession under Chapter XI of the United States Bankruptcy Code since July 17, 1995. Consideration for the assets acquired consisted of a cash payment at closing of $27.1 million and assumption of $7.1 million of accounts payable and other scheduled accrued liabilities, and an additional payment of $1.4 million in January 1998, representing 2% of the first year sales of certain product categories acquired in the transaction less $.5 million. Plaid's unsecured creditors are also expected to receive the proceeds equivalent to 125,000 shares of the Company's common stock.

  In October 1996, the Company, along with an unaffiliated entity, formed Robert Comstock Apparel, Inc. ("Comstock") which purchased certain receivables and inventory from a corporation owned by Robert Comstock, a designer of quality leather clothing. The Company and Robert Comstock each have a 50% interest in Comstock.

  The results of operations of Pusser's, Plaid and Comstock since the date of their respective acquisition are included in the accompanying financial statements.

Subsequent Events

  Effective December 1, 1998, the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a Canadian based manufacturer and marketer of men's apparel. Aggregate consideration associated with the acquisition, including cash paid at closing, amounts payable in the future (based upon the completion of a certified audit), and debt assumed is expected to be approximately $11,500,000. Coppley's 1998 sales expressed in U.S. dollars were approximately $30 million.

  In December 1998, the Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in open market transactions. As of January 20, 1999, 180,000 shares had been purchased pursuant to this authorization at an average cost of $4.86 per share.

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

  During fiscal 1996, the Company purchased $14.7 million face value of its Notes (substantially all of which occurred in the first quarter) at a discount, resulting in an extraordinary gain of $.7 million or $.02 per share, net of $.4 million tax provision. During fiscal 1998, the Company purchased $.2 million face value of its Notes at a small premium, resulting in a nominal loss, which has been reflected in Licensing and Other Income.

  At November 30, 1998 and 1997, long term debt, less current maturities, comprised the following (000's omitted):

                                                                1998     1997
                                                              -------- --------
      Notes payable.......................................... $ 75,100 $ 72,900
      10 7/8% Senior Subordinated Notes, net.................   84,837   84,982
      Industrial development bonds...........................   17,371   17,396
      Other debt.............................................    2,686    2,723
                                                              -------- --------
                                                               179,994  178,001
      Less--current maturities...............................   10,067   20,062
                                                              -------- --------
      Long term debt......................................... $169,927 $157,939
                                                              ======== ========

  Industrial development bonds ("IDBs"), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $9.4 million at November 30, 1998. Interest rates on the various borrowing agreements range from 5.0% to 8.5% (average of 7.4% at November 30, 1998 and 1997). Two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

  Other long term debt includes installment notes and mortgages and the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary due September 1, 2007. Interest rates ranged from 8% to 8.5% per annum (average of 8.4% at November 30, 1998 and November 30, 1997).

  Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $4.9 million at November 30, 1998 and $5.2 million at November 30, 1997.

  The approximate principal reductions required during the next five fiscal years, including reductions under the Credit Facility which expires in 2000 and the Senior Subordinated Notes which are due in 2002, are as follows: $.1 million in 1999; $75.2 million in 2000; $.1 million in 2001; $85.1 million in 2002 and a nominal amount in 2003. The Senior Subordinated Notes are callable at 103.1 of par commencing on January 15, 1999, 101.6 of par at January 15, 2000 and 100.0 of par at January 15, 2001.

  On December 1, 1988 The Hartmarx Employee Stock Ownership Plan ("ESOP") borrowed $15 million from a financial institution and purchased from the Company 620,155 shares of treasury stock at the market value of $24.19 per share. Prior to the 1994 Refinancing, the ESOP loan was guaranteed by the Company and, accordingly, the amount outstanding had been included in the Company's consolidated balance sheet as a liability and shareholders' equity had been reduced for the amount representing unearned employee benefits. As part of the 1994 Refinancing, the Company purchased the remaining interest in the loan from the financial institution holding the ESOP note. Company contributions to the ESOP are used to repay loan principal and interest. The common stock is allocated to ESOP participants ratably over the term of the loan as the loan principal and interest is repaid or accrued and amounts reflected as unearned employee benefits are correspondingly reduced.

  Information related to loan repayments by the ESOP are as follows (000's omitted):

                                                            1998   1997   1996
                                                           ------ ------ ------
      Principal payments.................................. $1,211 $1,101 $1,002
      Interest payments...................................    833    943  1,042
                                                           ------ ------ ------
      Total loan payments made by ESOP.................... $2,044 $2,044 $2,044
                                                           ====== ====== ======

  As of November 30, 1998, 402,233 of the 620,155 shares of common stock have been allocated to the accounts of the ESOP participants. There were 217,922 shares committed to be released and the fair market value of those unearned ESOP shares was approximately $1.3 million.

Notes Payable

  The following summarizes information concerning notes payable (000's omitted):

                                                      1998      1997     1996
                                                    --------  --------  -------
      Outstanding at November 30..................  $ 75,100  $ 72,900  $63,400
      Maximum month end balance during the year...   120,700   104,900   83,500
      Average amount outstanding during the year..    97,500    74,200   60,700
      Weighted daily average interest rate during
       the year...................................       7.2%      7.5%     7.4%
      Weighted average interest rate on borrowings
       at November 30.............................       6.6%      7.4%     7.9%

Inventories

  Inventories at fiscal year end were as follows (000's omitted):

                                                             November 30
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
      Raw materials.................................. $ 48,969 $ 54,741 $ 49,248
      Work in process................................   30,904   35,959   25,151
      Finished goods.................................  127,806  103,080   91,514
                                                      -------- -------- --------
                                                      $207,679 $193,780 $165,913
                                                      ======== ======== ========

  The excess of current cost over LIFO costs for certain inventories was $36.1 million at November 30, 1998, $35.2 million at November 30, 1997 and $34.9 million at November 30, 1996.

Taxes on Earnings

  The tax (provision) benefit is summarized as follows (000's omitted):

                                                       1998     1997     1996
                                                      -------  -------  -------
      Federal........................................ $  (434) $  (556) $   881
      State and local................................  (1,103)    (940)    (285)
                                                      -------  -------  -------
          Total current..............................  (1,537)  (1,496)     596
                                                      -------  -------  -------
      Federal........................................  (7,428)  (4,794)  (3,196)
      State and local................................     --       --       --
                                                      -------  -------  -------
          Total deferred.............................  (7,428)  (4,794)  (3,196)
                                                      -------  -------  -------
      Change in valuation allowance..................     --    14,985   19,900
                                                      -------  -------  -------
      Total tax (provision) benefit.................. $(8,965) $ 8,695  $17,300
                                                      =======  =======  =======

  The difference between the tax benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to pre-tax income, taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                      1998     1997     1996
                                                     -------  -------  -------
      Earnings before taxes and extraordinary gain.. $23,585  $16,545  $ 6,530
                                                     =======  =======  =======
      Tax provision computed at statutory rate...... $(8,019) $(5,625) $(2,220)
      State and local taxes on earnings, net of
       federal tax benefit..........................    (728)    (620)    (188)
      Change in valuation allowance.................     --    14,985   19,900
      Other--net....................................    (218)     (45)    (192)
                                                     -------  -------  -------
      Total tax (provision) benefit................. $(8,965) $ 8,695  $17,300
                                                     =======  =======  =======

  At November 30, 1998 and 1997, there was no valuation allowance offsetting the deferred tax asset. A portion of the Company's deferred tax asset had been reserved in prior years through the establishment of a tax valuation allowance. The valuation allowance was originally recorded upon consideration of the operating losses incurred during the 1990-1992 fiscal years and related uncertainty associated with realization of the tax benefit of operating loss carryforwards, which is ultimately dependent upon the generation of future earnings by the Company. The net tax asset recorded considers amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

  In fiscal 1997 and 1996, $6.3 million and $2.6 million, respectively, of the valuation allowance offsetting the deferred tax asset was reversed. The Company reevaluated its deferred income tax asset and reversed additional valuation allowance related to this asset of $8.7 million and $17.3 million in the fourth quarters of 1997 and 1996.

  At November 30, 1997, the Company had a net deferred tax asset of $62.8 million comprised of deferred tax assets of $84.0 million less deferred tax liabilities aggregating $21.2 million. The principal deferred tax assets included operating loss carryforwards of $50.3 million, alternative minimum tax credit carryforwards ("AMT") of $5.7 million, $22.4 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes and $5.5 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes). Deferred tax liabilities included excess tax over book depreciation of $2.0 million and $11.6 million related to employee benefits, principally pensions.

  At November 30, 1998, the Company had a net deferred tax asset of $55.0 million comprised of deferred tax assets of $78.9 million less deferred tax liabilities aggregating $23.9 million. The principal deferred tax assets included net operating loss carryforwards of $47.0 million, AMT and other tax credit carryforwards of $6.1 million, $20.7 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes and $5.1 million attributable to TRA items. Deferred tax liabilities included excess tax over book depreciation of $2.0 million and $12.0 million related to employee benefits, principally pensions.

  As of November 30, 1998, the Company had approximately $134.4 million of tax operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards expire from 2007 to 2010. AMT tax credit carryforwards of $5.9 million can be carried forward indefinitely.

Leases

  The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

  At November 30, 1998, total minimum rentals under noncancellable operating leases were as follows (000's omitted):

             Years                             Amount
             -----                             -------
             1999............................. $ 6,725
             2000.............................   5,946
             2001.............................   5,025
             2002.............................   4,696
             2003.............................   4,396
             Thereafter.......................  12,642
                                               -------
             Total minimum rentals due........ $39,430
                                               =======

  Rental expense, including rentals under short term leases, aggregated $10.9 million, $11.2 million and $10.3 million in fiscal 1998, 1997 and 1996, respectively.

  Most leases provide for additional payments of real estate taxes, insurance, and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments, as part of the minimum rentals.

Employee Benefits

 Pension Plans

  The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $6.4 million in 1998, $7.6 million in 1997 and $7.9 million in 1996. The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans.

  The present value of accumulated benefits of one multi-employer plan has been substantially in excess of the plan assets currently available for such benefits. The employer participants in this underfunded multi-employer plan along with the Union of Needletrades, Industrial & Textile Employees ("UNITE") and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement during 1996 intended to provide further clarity regarding the future of the plan. Among other things, employee benefits were frozen at existing levels and each employer's current and future contribution rate was frozen at 10.33% of wages. Each participating employer's maximum contingent withdrawal liability was individually capped as of December 31, 1994 and is being reduced by approximately 90% of the amounts contributed subsequent to January 1, 1996. Withdrawal liabilities arising from the bankruptcy of any participating employer will no longer be reallocated to the remaining participating employers. If a funding deficiency, as defined under the Act, occurs in the future, each employer's mass withdrawal liability would be fixed at the December 31, 1994 amount less the cumulative credited contributions (the "net withdrawal liability"). That net withdrawal liability would be payable over 20 years in quarterly installments plus interest at a fixed annualized rate of 6.2%. Through September 30, 1998, approximately $15.5 million of the contributions made by the Company were applied to reduce the amount which would represent its contingent net withdrawal liability, estimated at approximately $56.1 million as of September 30, 1998.

  Effective October 1, 1998, the Company entered into a separate agreement with the trustees of the underfunded multi-employer plan as discussed above, along with UNITE which, among other things, provides for an assumption by the Company sponsored pension plan of the retirement liabilities of certain current and retired employees of the Company who were participants in the underfunded multi-employer plan. The Company's remaining contingent net actuarial withdrawal liability to the underfunded multi-employer plan of approximately $56.1 million was satisfied by the assumption of a near equivalent amount of these liabilities. Also effective October 1, 1998, the Company ceased future contributions to the multi-employer plan for the applicable employees (aggregating approximately $6 million on an annualized basis). The costs associated with the accrual of benefits going forward along with the interest associated with prior service cost will be reflected by the Company sponsored pension plan. This agreement is subject to approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

  The Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees and certain union employees who have elected to participate in the plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on an unfunded basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years ($160,000 limitation for 1998).

  Company contributions, if any, are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. There were no employer contributions allowed or made in each of the three years ended November 30, 1998.

  The Company adopted the disclosure provision of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", for its fiscal year ended November 30, 1998.

  Components of net periodic benefit cost for the three years ended November 30, 1998 were as follows (000's omitted):

                                                      1998     1997     1996
                                                     -------  -------  -------
      Service cost.................................. $(4,546) $(3,820) $(3,273)
      Interest cost.................................  (9,397)  (8,300)  (7,995)
      Expected return on plan assets................  16,832   14,720   13,277
      Recognized net actuarial gain.................   1,949    1,275      --
      Net amortization..............................    (351)      29      178
                                                     -------  -------  -------
      Net periodic pension income................... $ 4,487  $ 3,904  $ 2,187
                                                     =======  =======  =======

  The above amounts are prior to consideration of periodic pension expense of $1.4 million in 1998, $1.5 million in 1997 and $1.3 million in 1996 related to the Company's non-qualified supplemental pension plan covering certain employees providing for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for the limitations imposed by income tax regulations. The related amounts recognized in the consolidated balance sheet at November 30 , 1998 and 1997 were $7.9 million and $6.5 million, respectively.

  Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 1998, the plan assets included 1,519,612 shares of the Company's stock with a market value of approximately $8.9 million.

  The following sets forth the information related to the change in the benefit obligation and change in plan assets of the principal pension plan at November 30 (000's omitted):

                                     November 30,
                                 -----------------------
                                   1998      1997
                                 --------  --------
      Change in Benefit
       Obligation
        Benefit obligation at
         beginning of year...... $117,858  $108,490
        Service cost............    4,546     3,820
        Interest cost...........    9,397     8,300
        Amendments..............   56,890       808
        Actuarial (gain) or
         loss...................   14,322     3,653
        Benefits paid...........   (8,104)   (7,213)
                                 --------  --------
        Benefit obligation at
         end of year............  194,909   117,858
                                 --------  --------
      Change in Plan Assets
        Fair value of plan
         assets at beginning of
         year...................  194,258   173,801
        Actual return on plan
         assets.................   16,499    27,670
        Benefits paid...........   (8,104)   (7,213)
                                 --------  --------
        Fair value of plan
         assets at end of year..  202,653   194,258
                                 --------  --------
        Funded status...........    7,744    76,400
        Unrecognized net
         actuarial gain.........  (25,108)  (41,711)
        Unrecognized prior
         service cost...........   55,767      (773)
                                 --------  --------
        Prepaid benefit cost.... $ 38,403  $ 33,916
                                 ========  ========

                                                                     1998  1997
                                                                     ----- -----
      Weighted-Average Assumptions as of November 30
        Discount rate............................................... 6.75% 7.50%
        Expected return on plan assets.............................. 8.75% 8.75%
        Rate of compensation increase............................... 5.00% 5.50%

 Savings Investment and Employee Stock Ownership Plans

  The Company offers a qualified defined contribution plan, the Hartmarx Savings-Investment Plan ("SIP"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Employees participating in this plan automatically participate in the ESOP. Participation in SIP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made through the ESOP, based on the employee's level of participation, and is invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Through June 30, 1998, the employer contribution was one-fourth of the first 1% of earnings contributed by the employee plus one-twentieth thereafter. Effective July 1, 1998, the employer contribution was increased to one-fourth of the first, second and third 1% of earnings and one-tenth thereafter. The Company's expense related to the ESOP is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated ESOP shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense was $1.2 million in 1998, $1.2 million in 1997 and $1.3 million in 1996. The Company's annual contributions were $2.1 million in each of the respective years. At November 30, 1998, the assets of SIP and ESOP funds had a market value of approximately $62.6 million, of which approximately $12.1 million was invested in 2,029,670 shares of the Company's common stock.

 Health Care and Post Retirement Benefits

  Certain of the Company's subsidiaries make contributions to multi-employer union health and welfare funds pursuant to collective bargaining agreements. These payments are based upon wages paid to the Company's active union employees.

  Health and insurance programs are also made available to non-union active and retired employees and their eligible dependents. As of January 1, 1998, the retiree plan became an insured plan and retirees electing to receive the coverage make premium payments to the insurance company providing benefits under the retiree plan; these premium payments cover the full cost of benefits under the Plan. As of August 1, 1998, the retiree plan was closed to new retirees.

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

Stock Option Plans and Restricted Stock

  The Company has in effect the 1985 Stock Option Plan ("1985 Plan"), the 1988 Stock Option Plan ("1988 Plan"), the 1995 Incentive Stock Plan ("1995 Plan") and the 1998 Incentive Stock Plan ("1998 Plan") under which officers, key employees and directors may be granted options to purchase the Company's common stock at prices equal to or exceeding the fair market value at date of grant. Generally, options under the 1985 Plan are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after date of grant for participants employed by the Company for at least five years. Options granted under the 1988 Plan have exercise provisions similar to the 1985 plan, although some grants become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date. No additional grants will be made under the 1985, 1988 and 1995 Plans. Following the stockholder adoption of the 1998 Incentive Stock Plan in April 1998, shares covered by grants or awards under the terms of the 1985, 1988 or 1995 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 1998 Plan and will be made available for grants under the 1998 Plan. Options granted under the 1998 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations or exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors. Under certain circumstances, vesting may be accelerated for options granted under the various plans.

  The 1988, 1995 and 1998 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder a combination of stock and cash equal to the gain in market price from the grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash; the cash payment under the 1995 Plan and the 1998 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. The 1995 and 1998 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

  During 1998, long term incentive plan restricted stock awards were made to 28 executives aggregating 204,000 shares, at a weighted average price of $8.09. These awards vest at the earliest of ten years from the date of grant, age 65 retirement, the Company's stock price equalling or exceeding $12.50 for thirty consecutive calendar days or as otherwise authorized by the Compensation Committee of the Board of Directors. During 1997, long term incentive plan restricted stock awards for 142,500 shares, at a weighted average price of $7.72, were made to 18 executives, of which awards for 8,500 shares were cancelled during 1998 pertaining to executives no longer with the Company. These awards vest at the earliest of ten years from the date of grant, age 65 retirement, the Company's stock price exceeding $11.50 for thirty consecutive calendar days or as otherwise authorized by the Compensation Committee of the Board of Directors. During 1996, long term incentive plan restricted stock awards for 132,500 shares, at a weighted average price of $5.94, were made to 20 executives, of which awards for 17,500 shares have been subsequently cancelled pertaining to executives no longer with the Company. These awards vest at the earliest of ten years from date of grant, age 65 retirement, the Company stock price exceeding $9.00 for thirty consecutive calendar days or as otherwise authorized by the Compensation Committee of the Board of Directors. As of November 30, 1998, none of the awards had vested. Expense is being recognized over the anticipated vesting period of the awards.

  Information regarding employee stock option activity for the three years ended November 30, 1998 is as follows:

                                                             Price Per Share
                                              Number of  -----------------------
                                               Shares         Range      Average
                                              ---------  --------------- -------
      Balance at November 30, 1995........... 2,264,168  $5.25 to $30.81 $ 6.50
        Granted..............................   249,000  $5.94             5.94
        Expired or terminated................   (97,823) $5.25 to $30.81   9.48
                                              ---------
      Balance at November 30, 1996........... 2,415,345  $5.25 to $30.81   6.32
        Granted..............................   378,000  $7.72 to $ 8.06   7.74
        Exercised............................  (216,940) $5.25 to $ 6.88   5.66
        Expired or terminated................  (100,218) $5.25 to $30.81  12.05
                                              ---------
      Balance at November 30, 1997........... 2,476,187  $5.25 to $21.31   6.37
        Granted..............................   498,000  $7.31 to $ 8.09   8.06
        Exercised............................   (86,934) $5.25 to $ 6.88   5.82
        Expired or terminated................   (90,072) $5.25 to $21.31  14.64
                                              ---------
      Balance at November 30, 1998........... 2,797,181  $5.25 to $16.00   6.42
                                              =========

  At November 30, 1998, 3,250,181 shares were reserved for options and restricted stock awards outstanding and 1,133,485 shares were available for future stock options and/or restricted stock awards (35,921 shares available at November 30, 1997).

  Information on exercisable employee stock options at each date is as follows:

                                                              Options   Average
            Date                                            Exercisable  Price
            ----                                            ----------- -------
      November 30, 1998....................................  2,155,570   $6.07
      November 30, 1997....................................  1,963,591   $6.17
      November 30, 1996....................................  1,712,812   $6.64

  Information on employee stock options outstanding and exercisable at November 30, 1998 is as follows:

                                              Weighted
                                               Average
                                           ---------------
                                           Remaining                   Weighted
  Range of                       Number      Life            Number    Average
   Prices                      Outstanding in Years  Price Exercisable  Price
  --------                     ----------- --------- ----- ----------- --------
$5.25.........................  1,098,742     4.1    $5.25    992,412   $5.25
$5.69 to $7.06................    833,189     5.6     6.39    827,523    6.39
$7.31 to $16.00...............    865,250     9.0     7.94    335,635    7.76
                                ---------            -----  ---------   -----
                                2,797,181            $6.42  2,155,570   $6.07
                                =========            =====  =========   =====

  The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for an annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares to be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of services. Each non-employee director is also eligible for an annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the market value of a share on the date of the annual meeting. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 1998 is as follows:

                                        1998           1997           1996
                                    -------------- -------------- -------------
                                             Avg.           Avg.          Avg.
                                    Shares   Price Shares   Price Shares  Price
                                    -------  ----- -------  ----- ------- -----
Balance beginning of year.......... 270,604  $5.45 313,986  $5.09 270,374 $5.33
Granted:
  Fair Market Value................  19,776   8.09  18,664   7.50  24,888  5.63
  $1.00 Option.....................  11,284   1.00  13,460   1.00  17,974  1.00
  DDSA.............................  19,776    --    1,200    --    1,200   --
Exercises:
  Fair Market Value................ (11,490)  6.09 (40,760)  6.01     --    --
  $1.00 Option..................... (20,947)  1.00 (31,608)  1.00     --    --
  DDSA.............................     --     --   (4,338)   --    (450)   --
Expired:
  Fair Market Value................ (14,448) 15.57     --     --      --    --
                                    -------  ----- -------  ----- ------- -----
Balance end of year................ 274,555  $4.85 270,604  $5.45 313,986 $5.09
                                    =======  ===== =======  ===== ======= =====

  At November 30, 1998, 129,815 shares were available for future DSOs and DDSAs.

  The weighted average fair value of options granted was estimated to be $4.13, $3.92 and $2.94 in 1998, 1997 and 1996, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data from December 1, 1992 (25% to 39%), the first day of the fiscal year subsequent to the Company's 1992 restructuring, and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (5.45% to 6.94%). The expected lives are between five and ten years and no dividends are assumed.

  Pro-forma information related to stock based compensation is as follows (in millions):

                                                            1998   1997   1996
                                                           ------ ------ ------
      Additional compensation expense..................... $ 2.1  $ 1.0  $ 1.5
      Pro forma net earnings, before extraordinary gain...  13.3   24.5   22.9
      Pro forma diluted earnings per share, before
       extraordinary gain.................................    .38    .72    .69

Legal Proceedings

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

Operating Segment Information

  The Company is engaged in one line of business; the manufacturing and marketing of apparel. The Company has separated its business as follows: Men's Apparel Group, which designs, manufactures and markets tailored clothing, slacks and sportswear to retailers for resale to consumers; and Women's Apparel Group, which markets women's career apparel, sportswear and accessories to department and specialty stores, as well as through a direct mail catalog.

  Information on the Company's operations for the three years ended November 30, 1998 is summarized as follows (in millions):

                                                   Men's  Women's
                                                  Apparel Apparel
1998                                               Group   Group  Adj.   Consol.
----                                              ------- ------- -----  -------
Sales............................................ $665.0   $60.0    --   $725.0
Earnings (loss) before taxes.....................   43.9     6.8  (27.1)   23.6
Gross assets at year end.........................  364.3    29.8   90.6   484.7
Depreciation and amortization....................    6.4     0.4    0.4     7.2
Property additions...............................   11.3     1.3    0.2    12.8

                                                   Men's  Women's
                                                  Apparel Apparel
1997                                               Group   Group  Adj.   Consol.
----                                              ------- ------- -----  -------
Sales............................................ $658.5   $59.6    --   $718.1
Earnings (loss) before taxes.....................   36.3     6.7  (26.5)   16.5
Gross assets at year end.........................  349.4    25.6   95.4   470.4
Depreciation and amortization....................    6.9     0.4    0.4     7.7
Property additions...............................    9.6     0.2    0.3    10.1

                                                   Men's  Women's
                                                  Apparel Apparel
1996                                               Group   Group  Adj.   Consol.
----                                              ------- ------- -----  -------
Sales............................................ $559.1   $51.1    --   $610.2
Earnings (loss) before taxes.....................   30.3     3.6  (27.4)    6.5
Gross assets at year end.........................  328.8    21.3   80.1   430.2
Depreciation and amortization....................    7.4     0.4    0.5     8.3
Property additions...............................    7.8     0.2    0.2     8.2

  Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefited. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

  Amounts included in the "adjustment" column for earnings before taxes consist of interest expense and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, corporate properties, investments and other assets. Adjustments of depreciation and amortization and net property additions are for corporate properties.

Quarterly Financial Summary (Unaudited)

  Selected quarterly financial and common share information for each of the four quarters in fiscal 1998 and 1997 is as follows (000's omitted):

                                           First    Second   Third     Fourth
      1998                                Quarter  Quarter  Quarter  Quarter (1)
      ----                                -------- -------- -------- -----------
      Sales.............................. $179,324 $167,492 $195,203  $182,983
      Gross profit.......................   44,076   42,630   48,755    48,996
      Earnings before taxes..............    4,040    1,655    8,445     9,445
      Net earnings.......................    2,505    1,025    5,235     5,855
      Earnings per share:
        Basic............................      .07      .03      .15       .17
        Diluted..........................      .07      .03      .15       .17

      1997
      ----
      Sales................................. $177,118 $169,735 $185,883 $185,399
      Gross profit..........................   40,385   41,030   47,030   45,687
      Earnings before taxes.................    2,170      515    6,625    7,235
      Net earnings..........................    1,345      320    4,105   19,470
      Earnings per share:
        Basic...............................      .04      .01      .12      .57
        Diluted.............................      .04      .01      .12      .57

--------
(1) 1997 fourth quarter included $15.0 million favorable non-cash income tax adjustment to the tax valuation reserve related to recognition of net operating loss carryforwards. Excluding this adjustment, net earnings for the fourth quarter 1997 would have been $4.5 million or $.13 per share, basic and diluted.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

  Information contained under the caption "Information About Nominees For Directors" on pages 2 to 5 of the Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

  Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Form 10-K Annual Report.

Item 11--Executive Compensation

  Information contained under the caption "Executive Officer Compensation" on pages 6 to 10 and "Information about Nominees for Directors" on pages 2 to 5 of the Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

  Information contained in the Proxy Statement for the 1999 Annual Meeting under the captions "Security Ownership of Directors and Officers" on page 17 and "Ownership of Common Stock" on page 18 is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions

  Information contained in the Proxy Statement for the 1999 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 5 is incorporated herein by reference.

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

                                                                            Page
                                                                            ----
   Consent of Independent Accountants...................................... F-1
   (a)(3) Index to Exhibits................................................  37

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed in the fourth quarter of 1998.

                              HARTMARX CORPORATION

                               Index to Exhibits

 Exhibit No.
     and
 Applicable
 Section of
   601 of
 Regulation
     S-K
 -----------
   *3-A      Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K
             for the year ended November 30, 1993), (1).
   *3-A-1    Certificate of Amendment for increase in authorized shares of
             Common Stock (Exhibit 3-A-2 to Form 10-K for the year ended
             November 30, 1993), (1).
   *3-A-2    Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation
             Law (S)102(b)(7) (Exhibit 3-A-3 to Form 10-K for the year ended
             November 30, 1993), (1).
   *3-A-3    Certificate of Designation, Preferences and Rights of Series A
             Junior Participating Preferred Stock (Exhibit 3-A-3 to Form 10-K
             for the year ended November 30, 1995), (1).
    3-B      By-laws of the Company, as amended to the date hereof.
   *4-A      Rights Agreement, dated as of December 6, 1995, between the
             Company and First Chicago Trust Company of New York, as Rights
             Agent, which includes as Exhibit A the Certificate of Designation,
             Preferences and Rights of Series A Junior Participating Preferred
             Stock and as Exhibit B the form of Rights Certificate (Exhibit 4.1 to Form 8-K filed December 29, 1995), (1).
   *4-B      Indenture, dated as of March 15, 1994, between the Company and
             Bank One Wisconsin Trust Company, N.A., Trustee, relating to the
             10 7/8% Senior Subordinated Notes due 2002 of Hartmarx Corporation
             (Exhibit 4-D to Form 10-Q for the quarter ended February 28,
             1994), (1).
   *4-B-1    Instrument of Resignation, Appointment and Acceptance, dated July
             31, 1995, accepting the resignation of Bank One Wisconsin Trust
             Company, N.A. and appointing Bank One Columbus, N.A. as successor
             Paying Agent, Registrar and Trustee under the Indenture (Exhibit
             4-B-1 to Form 10-K for the year ended November 30, 1995), (1).
   *4-C      Credit Agreement, dated as of March 23, 1994, among the Company, the Lenders listed therein and General Electric Capital
             Corporation, as Managing Agent and Collateral Agent (Exhibit 4-E
             to Form 10-Q for the quarter ended February 28, 1994), (1).
   *4-C-1    Amendment No. 1 dated August 26, 1994 to the Credit Agreement
             (Exhibit 4-E-1 to Form 10-Q for the quarter ended August 31,
             1994), (1).
   *4-C-2    Amendment No. 2 dated March 20, 1995 to the Credit Agreement
             (Exhibit 4-E-2 to Form 10-Q for the quarter ended May 31, 1995),
             (1).
   *4-C-3    Amendment No. 3 dated July 6, 1995 to the Credit Agreement
             (Exhibit 4-E-3 to Form 10-Q for the quarter ended May 31, 1995),
             (1).
   *4-C-4    Amendment No. 4 dated November 30, 1995 to the Credit Agreement
             (Exhibit 4-C-4 to Form
             10-K for the year ended November 30, 1995), (1).
   *4-C-5    Amendment No. 5 dated January 30, 1996 to the Credit Agreement
             (Exhibit 4-C-5 to Form 10-K for the year ended November 30, 1995),
             (1).
   *4-C-6    Amendment No. 6 dated October 15, 1997 to the Credit Agreement
             (Exhibit 4-C-6 to Form 10-K for the year ended November 30, 1997),
             (1).

 Exhibit No.
     and
 Applicable
 Section of
   601 of
 Regulation
     S-K
 -----------
    4-C-7    Amendment No. 7 dated December 21, 1998 to the Credit Agreement.
   *10-A     1998 Incentive Stock Plan (Exhibit A to Proxy Statement of the
             Company relating to the 1998 Annual Meeting), (1). **
   *10-A-1   1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy
             Statement of the Company relating to the 1995 Annual Meeting),
             (1). **
   *10-B     Description of Hartmarx Management Incentive Plan (Information to
             be included under the caption Item (2)--"The Management Incentive
             Plan" on pages 13 to 16 in the Proxy Statement of the Company relating to the 1999 Annual Meeting), (1). **
   *10-C     Description of Hartmarx Long Term Incentive Plan (Information to
             be included under the caption "REPORT OF THE COMPENSATION
             COMMITTEE--Executive Compensation Program--Long-Term Incentives"
             on page 12 in the Proxy Statement of the Company relating to the
             1999 Annual Meeting), (1). **
   *10-D-1   Form of Deferred Compensation Agreement, as amended, between the
             Company and Directors Abboud, Farley, Jacobs and Marshall (Exhibit
             10-D-1 to Form 10-K for the year ended November 30, 1993), (1). **
   *10-D-2   Form of First Amendment to Director Deferred Compensation
             Agreement between the Company and Directors Abboud, Farley, Jacobs and Marshall (Exhibit 10-D-2 to Form 10-K for the year ended
             November 30, 1994), (1). **
   *10-E-1   Form of Deferred Compensation Agreement, as amended, between the
             Company and Messrs. Hand, Patel, Morgan, Wohlschlaeger and Condon
             (Exhibit 10-E-1 to Form 10-K for the year ended November 30,
             1993), (1). **
   *10-E-2   Form of First Amendment to Executive Deferred Compensation
             Agreement between the Company and Messrs. Hand, Patel, Morgan,
             Wohlschlaeger and Condon (Exhibit 10-E-2 to Form 10-K for the year ended November 30, 1994), (1). **
   *10-F-1   Employment Agreement dated August 1, 1996 between the Company and
             Elbert O. Hand. (Exhibit 10-F-1 to Form 10-K for the year ended
             November 30, 1996), (1) **
   *10-F-2   Employment Agreement dated August 1, 1996 between the Company and
             Homi B. Patel. (Exhibit 10-F-2 to Form 10-K for the year ended
             November 30, 1996), (1) **
   *10-F-3   Employment Agreement dated August 1, 1996 between the Company and
             Glenn R. Morgan. (Exhibit 10-F-4 to Form 10-K for the year ended
             November 30, 1996), (1) **
   *10-F-4   Employment Agreement dated July 1, 1997 between the Company and
             Frederick G. Wohlschlaeger (Exhibit 10-A-1 to Form 10-Q for the
             period ended May 31, 1997), (1) **
   *10-G-1   Severance Agreement dated August 1, 1996 between the Company and
             Elbert O. Hand. (Exhibit 10-G-1 to Form 10-K for the year ended
             November 30, 1996), (1) **
   *10-G-2   Severance Agreement dated August 1, 1996 between the Company and
             Homi B. Patel. (Exhibit
             10-G-2 to Form 10-K for the year ended November 30, 1996), (1) **
   *10-G-3   Severance Agreement dated August 1, 1996 between the Company and
             Glenn R. Morgan. (Exhibit 10-G-4 to Form 10-K for the year ended
             November 30, 1996), (1) **
   *10-G-4   Severance Agreement dated July 1, 1997 between the Company and
             Frederick G. Wohlschlaeger. (Exhibit 10-A-2 to Form 10-Q for the
             period ended May 31, 1997), (1) **
   *10-G-5   Form of Severance Agreement between the Company and Executive
             Officer James E. Condon (Exhibit 10-F-5 to Form 10-K for the year ended November 30, 1993), (1). **

 Exhibit No.
     and
 Applicable
 Section of
   601 of
 Regulation
     S-K
 -----------
   *10-G-6   Form of Amendment to Severance Agreement between the Company and
             Executive Officer James E. Condon (Exhibit 10-F-6 to Form 10-K for
             the year ended November 30, 1994), (1). **
   *10-G-7   Amendment to Severance Agreement between the Company and Executive
             Officer James E. Condon (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 1997), (1). **
    10-G-8   Form of Severance Agreement between the Company and Executive
             Officers Linda J. Valentine and Andrew A. Zahr.
   *10-H     Form of Indemnity Agreement between the Company and Directors
             Abboud, Bakhsh, Cole, Farley, Hand, Jacobs, Marshall, Patel,
             Rohlfs, Scott and Strubel (Exhibit 10-G-1 to Form 10-K for the
             year ended November 30, 1993), (1). **
   *10-I     Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **
   *10-J-1   Asset Purchase Agreement dated November 5, 1996 among HMX/PBP
             Company, Hartmarx Corporation and Plaid Clothing Group, Inc. and
             certain affiliates (Exhibit 2.1 to Form 8-K filed December 10,
             1996), (1).
   *10-J-2   Amendment No. 1, dated November 26, 1996 to the Asset Purchase
             Agreement (Exhibit 2.2 to Form 8-K filed December 10, 1996), (1).
  12         Statement of Computation Ratios.
  21         Subsidiaries of the Registrant.
  23         Consent of Independent Accountants included on page F-1 of this
             Form 10-K.
  24         Powers of Attorney, as indicated on page 40 of this Form 10-K.
  27         Financial Data Schedules.
  99         Forward Looking Statements.

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

                             Hartmarx Corporation
                                 (Registrant)

By: /s/ Glenn R. Morgan            and By: /s/ Frederick G. Wohlschlaeger
  Glenn R. Morgan                           Frederick G. Wohlschlaeger
  Executive Vice President and              Senior Vice President,
  Chief Financial Officer                   General Counsel and Secretary

Date: February 25, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Elbert O. Hand*                           Homi B. Patel*
-------------------------------------     -------------------------------------
           Elbert O. Hand                             Homi B. Patel
      Chairman, Chief Executive                President, Chief Operating
          Officer, Director                         Officer, Director


          A. Robert Abboud*                         Charles Marshall*
-------------------------------------     -------------------------------------
     A. Robert Abboud, Director                Charles Marshall, Director


        Samaual A. T. Bakhsh*                      Michael B. Rohlfs*
-------------------------------------     -------------------------------------
   Samaual A. T. Bakhsh, Director              Michael B. Rohlfs, Director


          Jeffrey A. Cole*                          Stuart L. Scott*
-------------------------------------     -------------------------------------
      Jeffrey A. Cole, Director                 Stuart L. Scott, Director


         Raymond F. Farley*                         Ella D. Strubel*
-------------------------------------     -------------------------------------
     Raymond F. Farley, Director                Ella D. Strubel, Director


          Donald P. Jacobs*                          Andrew A. Zahr*
-------------------------------------     -------------------------------------
     Donald P. Jacobs, Director                      Andrew A. Zahr

                                              Vice President and Controller
          Glenn R. Morgan*                    Principal Accounting Officer
-------------------------------------
           Glenn R. Morgan
      Executive Vice President,
       Chief Financial Officer

By: /s/ Glenn R. Morgan
  ----------------------------------
            Glenn R. Morgan

By: /s/ Frederick G. Wohlschlaeger
  ----------------------------------
      Frederick G. Wohlschlaeger
--------
*Pursuant to Power of Attorney

Date: February 25, 1999

                             HARTMARX CORPORATION

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
           FOR FISCAL YEARS ENDED NOVEMBER 30, 1998, 1997, and 1996
                                (000's Omitted)

                                                       Reserve for Doubtful
                                                       Accounts Fiscal Year
                                                        Ended November 30,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
Balance at beginning of year........................ $  9,803  $ 9,983  $ 7,920
Charged to costs and expenses.......................    2,220    2,261    3,490
Deductions from reserves (1)........................   (3,813)  (2,441)  (2,327)
Reserve related to acquired business................      --       --       900
                                                     --------  -------  -------
Balance at end of year.............................. $  8,210  $ 9,803  $ 9,983
                                                     ========  =======  =======

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Commission File Nos. 33-58653, 33-30549 and 33-03169) of Hartmarx Corporation of our report dated January 20, 1999 appearing on page 16 of this Form 10-K.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 25, 1999