Form 10-Q
period 1999-02-28
HARTMARX CORP/DE
filed 1999-04-12
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      X             OF THE SECURITIES EXCHANGE ACT OF 1934
  --------

                 For quarterly period ended February 28, 1999

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

                                         Yes    X       No _______
                                             -------


At March 31, 1999 there were 34,291,480 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION


                                     INDEX


                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Statement of Earnings for the
               three months ended February 28, 1999 and
               February 28, 1998.                                             3

               Consolidated Balance Sheet as of February 28, 1999,
               November 30, 1998 and February 28, 1998.                       4

               Condensed Consolidated Statement of Cash Flows
               for the three months ended February 28, 1999
               and February 28, 1998.                                         6

               Notes to Consolidated Financial Statements.                    7

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                10



PART II - OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K                              13



     SIGNATURES                                                              13

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             HARTMARX CORPORATION
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (000'S OMITTED)


                                                                    THREE MONTHS ENDED FEBRUARY 28,
                                                                --------------------------------------
                                                                  1999                          1998
                                                                --------                      --------
Net sales                                                       $176,402                      $179,324

Licensing and other income                                           912                           426
                                                                --------                      --------
                                                                 177,314                       179,750
                                                                --------                      --------
Cost of goods sold                                               132,822                       135,248

Selling, general and administrative expenses                      38,039                        36,009
                                                                --------                      --------
                                                                 170,861                       171,257
                                                                --------                      --------
Earnings before interest and taxes                                 6,453                         8,493

Interest expense                                                   4,188                         4,453
                                                                --------                      --------

Earnings before taxes                                              2,265                         4,040

Tax provision                                                        860                         1,535
                                                                --------                      --------

Net earnings                                                    $  1,405                      $  2,505
                                                                ========                      ========

Earnings per share:

       Basic                                                        $.04                          $.07
                                                                ========                      ========
       Diluted                                                      $.04                          $.07
                                                                ========                      ========

Dividends per common share                                      $      -                      $      -
                                                                ========                      ========

Average shares outstanding:
       Basic                                                      34,796                        34,254
                                                                ========                      ========
       Diluted                                                    34,841                        34,707
                                                                ========                      ========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000'S OMITTED)

                                                     FEB. 28,             NOV. 30,             FEB. 28,
                                                       1999                 1998                 1998
                                                     ---------            ---------            ---------
CURRENT ASSETS

 Cash and cash equivalents                           $   2,499            $   5,292            $     798

 Accounts receivable, less allowance
    of $9,083, $8,210 and $9,873
    for doubtful accounts                              160,931              131,342              156,670

 Inventories                                           205,846              207,679              197,551

 Prepaid expenses                                        5,701                3,234                6,260

 Recoverable and deferred income taxes                  15,881               15,881               20,152
                                                     ---------            ---------            ---------
    Total current assets                               390,858              363,428              381,431
                                                     ---------            ---------            ---------

INVESTMENTS AND OTHER ASSETS                            30,758               31,174               25,378
                                                     ---------            ---------            ---------

DEFERRED INCOME TAXES                                   37,282               39,086               41,597
                                                     ---------            ---------            ---------

PROPERTIES

 Land                                                    2,638                2,638                2,645

 Buildings and building improvements                    48,963               48,873               49,206

 Furniture, fixtures and equipment                     125,893              118,521              113,012

 Leasehold improvements                                 18,060               18,020               16,704
                                                     ---------            ---------            ---------
                                                       195,554              188,052              181,567

 Accumulated depreciation and amortization            (143,710)            (137,018)            (134,999)
                                                     ---------            ---------            ---------
    Net properties                                      51,844               51,034               46,568
                                                     ---------            ---------            ---------
TOTAL ASSETS                                         $ 510,742            $ 484,722            $ 494,974
                                                     =========            =========            =========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000'S OMITTED)


                                                    FEB. 28,            NOV. 30,             FEB. 28,
                                                      1999                1998                 1998
                                                    ---------           ---------            --------
CURRENT LIABILITIES

   Notes payable                                     $ 10,000            $ 10,000            $ 20,000

   Current maturities of long-term debt                    69                  67                  63

   Accounts payable and accrued expenses               85,686              93,768              87,248
                                                    ---------           ---------            --------
       Total current liabilities                       95,755             103,835             107,311
                                                    ---------           ---------            --------

LONG-TERM DEBT, less current maturities               201,940             169,927             192,042
                                                    ---------           ---------            --------

SHAREHOLDERS' EQUITY

   Preferred shares, $1 par value;
       2,500,000 authorized and unissued                    -                   -                   -

   Common shares, $2.50 par value; authorized
       75,000,000; issued 35,749,863 in
       February 1999, 34,839,431 in
       November 1998 and 34,301,097
       in February 1998.                               89,375              87,099              85,753

   Capital surplus                                     83,810              81,994              80,131

   Retained earnings                                   51,736              50,331              38,216

   Unearned employee benefits                          (8,878)             (8,464)             (8,479)

   Common shares in treasury, at cost,
       610,700 at February 28, 1999,
       -0- at November 30, 1998 and
       February 28, 1998                               (2,996)                  -                   -
                                                    ---------           ---------            --------
       Total shareholders' equity                     213,047             210,960             195,621
                                                    ---------           ---------            --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                 $510,742            $484,722            $494,974
                                                    =========           =========            ========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000'S OMITTED)


                                                                     THREE MONTHS ENDED FEBRUARY 28,
                                                                   ----------------------------------
                                                                      1999                     1998
                                                                   --------                  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                    $  1,405                  $  2,505

   Reconciling items to adjust net earnings to net cash used in operating activities:

      Depreciation and amortization                                   1,955                     2,051

      Changes in:

         Receivables, inventories, prepaids and other assets        (15,553)                  (25,893)

         Accounts payable and accrued expenses                      (21,446)                  (12,850)

         Taxes and deferred taxes on earnings                         1,222                     1,030
                                                                   --------                  --------
Net cash used in operating activities                               (32,417)                  (33,157)
                                                                   --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                              (1,829)                   (2,588)

   Cash paid for acquisition                                           (658)                        -
                                                                   --------                  --------
Net cash used in investing activities                                (2,487)                   (2,588)
                                                                   --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in notes payable                                         31,100                    34,100

   Increase (decrease) in other long-term debt, including
      purchase of 10 7/8% Senior Subordinated Notes                     328                       (15)

   Purchase of treasury shares                                       (2,996)                        -

   Other equity transactions                                          3,679                       832
                                                                   --------                  --------
Net cash provided by financing activities                            32,111                    34,917
                                                                   --------                  --------

Net decrease in cash and cash equivalents                            (2,793)                     (828)

Cash and cash equivalents at beginning of period                      5,292                     1,626
                                                                   --------                  --------
Cash and cash equivalents at end of period                         $  2,499                  $    798
                                                                   ========                  ========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Net cash paid (received) during the period for:

    Interest expense                                               $  6,600                  $  6,700

    Income taxes                                                       (800)                      500

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1998.

Effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (See Note 5). Also, effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires disclosure of transactions from non-owner sources which affect shareholders' equity in a separate financial statement for the period in which they are recognized. Adoption of this statement had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures for the quarter ended February 28, 1999, as these transactions were nominal.


NOTE 2

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.


NOTE 3

Long-term debt comprised the following (000's omitted):

                                              Feb. 28,         Nov. 30,         Feb. 28,
                                                1999             1998             1998
                                              ---------        ---------        ---------
  Notes payable                                $106,200         $ 75,100         $107,000

  10 7/8% Senior Subordinated Notes, net         84,825           84,837           85,001

  Industrial development bonds                   17,364           17,371           17,390

  Other debt                                      3,620            2,686            2,714
                                              ---------        ---------        ---------
                                                212,009          179,994          212,105

  Less - current                                 10,069           10,067           20,063
                                              ---------        ---------        ---------
  Long-term debt                               $201,940         $169,927         $192,042
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


NOTE 4

Inventories at each date consisted of (000's omitted):


                                    Feb. 28,           Nov. 30,           Feb. 28,
                                      1999               1998               1998
                                   ----------         ----------         ----------
     Raw  materials                  $ 53,534           $ 48,969           $ 58,382

     Work-in-process                   24,832             30,904             30,573

     Finished goods                   127,480            127,806            108,596
                                   ----------         ----------         ----------
                                     $205,846           $207,679           $197,551
                                   ==========         ==========         ==========


Inventories are stated at the lower of cost or market. At February 28, 1999, November 30, 1998 and February 28, 1998, approximately 46%, 41% and 36% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


NOTE 5

The Company operates in one reportable business segment: the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company 's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings; the Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers as well as to individuals who purchase women's apparel through a direct mail catalog.

Information on the Company's operations for the three months ended February 28, 1999 and 1998 is summarized as follows (in millions):

                                         MEN'S            WOMEN'S
                                        APPAREL           APPAREL
                                         GROUP             GROUP                 ADJ.             CONSOL.
                                        ---------         ---------              ----             -------
    1999

    Sales                                  $163.6             $12.8                 -             $176.4

    Earnings (loss) before taxes              7.9               1.2              (6.8)               2.3

    Gross assets                            398.4              28.8              83.5              510.7


    1998

    Sales                                  $164.9             $14.4                 -             $179.3

    Earnings (loss) before taxes             10.6               1.0              (7.6)               4.0

    Gross assets                            381.4              27.2              86.3              494.9


During the three months ended February 28, 1999 and 1998, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefited. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings before taxes consist principally of interest expense and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, corporate properties, investments and other assets.

                             HARTMARX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective December 1, 1998, the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a Canadian based manufacturer and marketer of men's apparel. Aggregate consideration associated with the acquisition, including cash paid at closing, amounts payable in the future (based upon the completion of a certified audit), and debt assumed is approximately $11.6 million.

In November 1998, the Company completed the acquisition of the wholesale apparel business of Pusser's, Ltd. ("Pusser's"), primarily an operator of restaurants, pubs and retail stores carrying tropical and nautical sportswear apparel as well as other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories related to the wholesale business. Amounts paid for the trademarks and inventories aggregated $2.7 million; additional amounts may be payable in future years based on revenues or operating earnings associated with the trademarks.

The results of Coppley and Pusser's since the date of their respective acquisition are included in the accompanying financial statements.

In December 1998, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock in open market transactions. Pursuant to this authorization, 610,700 shares were acquired as of February 28, 1999 with the remaining shares purchased in the following month. An additional 2,000,000 share repurchase authorization was made in March 1999 of which 168,300 shares have been acquired as of April 9, 1999. The average cost of all shares acquired to date under both authorizations is $4.68 per share.


LIQUIDITY AND CAPITAL RESOURCES

November 30, 1998 to February 28, 1999
--------------------------------------

Since November 30, 1998, net accounts receivable increased $29.6 million or 22.5% to $160.9 million, reflecting the normal seasonal increase from tailored clothing shipments in the Men's Apparel Group and approximately $6.7 million applicable to the Coppley and Pusser's acquisitions. Inventories of $205.8 million declined $1.8 million or .9% due to seasonal shipments of tailored clothing in the Men's Apparel Group, partially offset by $6.8 million of inventories associated with the Coppley and Pusser's acquisitions. Net properties increased $.8 million to $51.8 million and included the net properties of Coppley. Total debt, including current maturities, increased $32.0 million to $212.0 million, reflecting normal seasonal working capital requirements, and represented 50% of total capitalization at February 28, 1999 compared to 46% at November 30, 1998.

February 28, 1998 to February 28, 1999
--------------------------------------

Net accounts receivable of $160.9 million increased $4.3 million or 2.7%, reflecting the acquisition of Coppley and Pusser's, partially offset by lower sales compared to the prior period. Inventories of $205.8 million increased $8.3 million or 4.2%, primarily attributable to the acquisition of Coppley and Pusser's. Net properties of $51.8 million increased $5.3 million, reflecting the acquisition of Coppley and capital additions exceeding depreciation expense. Total debt of $212.0 million, which includes amounts related to Coppley, Pusser's and treasury stock purchases, increased $.1 million; debt represented 50% of total capitalization at February 28, 1999 compared to 52% at February 28, 1998.


RESULTS OF OPERATIONS

First Quarter 1999 Compared to First Quarter 1998
-------------------------------------------------

Consolidated sales declined $2.9 million or 1.6% to $176.4 million from $179.3 million in 1998. In general, first quarter revenues reflected lower orders from retailers, several of whom experienced comparable store sales declines in Fall 1998 which created a conservative buying environment for Spring 1999. The premium priced tailored clothing product lines experienced a small increase, while the moderate tailored clothing lines declined, reflecting previously stated plans to reduce revenues in lower profit potential product categories. Also, temporary shipping delays from recently introduced distribution software systems caused a shift of certain sportswear deliveries into the second quarter. First quarter revenues this year included $7.0 million related to the Coppley and Pusser's acquisitions. Women's Apparel Group revenues, which represented 7% and 8% of consolidated sales in 1999 and 1998, respectively, declined approximately $1.6 million.

The consolidated gross margin percentage to sales was 24.7% compared to 24.6% last year. Consolidated selling, general and administrative expenses were $38.0 million in the current period compared to $36.0 million in 1998, and represented 21.6% of sales in 1999 compared to 20.1% of sales in 1998. The dollar increase was principally applicable to Coppley and Pusser's, while the increase in the percentage to sales was primarily attributable to the lower sales. Licensing income of $.9 million increased $.5 million compared to the previous period, primarily attributable to the timing of royalty receipts from licensees.

Earnings before interest and taxes (EBIT) were $6.5 million in 1999 compared to $8.5 million last year; EBIT represented 3.7% of sales in 1999 compared to 4.7% of sales in 1998. The decline reflected the lower sales and higher operating expense ratio compared to the prior year. Interest expense decreased to $4.2 million from $4.5 million last year due to a decline in average borrowing rates. Consolidated pre-tax earnings were $2.3 million compared to $4.0 million last year. After reflecting the applicable tax provision, consolidated earnings were $1.4 million compared to $2.5 million a year ago. Basic and diluted earnings per share were $.04 in 1999 compared to $.07 in 1998.


YEAR 2000 DISCLOSURE

The Company is addressing Year 2000 issues for its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. The company initially anticipated that Year 2000 compliance would be addressed through the purchase and installation of new software ("the Project"), for which written representation has been received from the application vendors that such software is Year 2000 compliant. The Company has commenced testing of its systems upgrade as part of the Project and no

Year 2000 defects have been noted. Although it was expected that the new systems and software included in the Project would substantially address Year 2000 issues, the Company and its consultant later concluded that existing systems for the most part will continue in operation beyond January 1, 2000. The Company is therefore currently implementing its primary contingency plan, which includes testing, upgrading and remediating when necessary its existing systems and software, a process which is expected to be completed by August 1999. Accordingly, efforts are currently underway to upgrade, enhance and test these existing systems and software requirements, including compatibility with the various third-party applications. In this context, Year 2000 compliance is being addressed, whether relating to new systems that comprise a part of the Project or with respect to existing management information systems that will continue to be utilized beyond January 1, 2000.

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

The costs to be incurred which relate to ensuring compliance and remediation of the current systems, which includes both internal costs of existing employees as well as external contractor and software remediation costs, is estimated to be approximately $2 million, of which $.4 million has been expensed to date, including $.2 million in fiscal 1999. The remaining estimated amount will be expensed as incurred during the remainder of 1999.

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

                         PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          Exhibit 27  Financial Data Schedules

     (b)  No reports on Form 8-K were filed in the first quarter of 1999.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HARTMARX CORPORATION


April 12, 1999                By    /s/ GLENN R. MORGAN
                                    -------------------
                                    Glenn R. Morgan
                                    Executive Vice President and
                                    Chief Financial Officer

                                    (Principal Financial Officer)



April 12, 1999                By    /s/ ANDREW A. ZAHR
                                    ------------------
                                    Andrew A. Zahr
                                    Vice President and Controller

                                    (Principal Accounting Officer)