Form 10-K/A
period 1998-11-30
HARTMARX CORP/DE
filed 1999-06-23
CIK 723371

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

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1998 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following:

     Exhibits:

     Number    Description
     ------    -----------

       99 The information required by Form 11-K for 1998 for the Hartmarx Savings-Investment Plan (the Plan) (Commission Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-83433, 33-6194, 33-42202 and
               333-03169), including the following Plan financial statements:

                    Index to Financial Statements and Schedules.
                    Report of Independent Accountants.
                    Statement of Assets, Liabilities and Plan
                         Equity at December 31, 1998 and 1997.
                    Statement of Income and Changes in Plan
                         Equity for the Year Ended December 31, 1998.
                    Notes to Financial Statements.
                    Consent of Independent Accountants.
                    Supplementary Schedules:
                         Assets Held for Investment Purposes at
                           December 31, 1998 (Schedule G, Part I).
                         Reportable Transactions - Series of
                           Security Transactions (Schedule G, Part V).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARTMARX CORPORATION
                                         --------------------
                                         (Registrant)


Date:  June 22, 1999                 By: GLENN R. MORGAN
                                         ----------------------------
                                         Glenn R. Morgan
                                         Executive Vice President and
                                           Chief Financial Officer