Form 10-Q
period 1999-05-31
HARTMARX CORP/DE
filed 1999-07-14
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X               OF THE SECURITIES EXCHANGE ACT OF 1934
  -----

                    For quarterly period ended May 31, 1999

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  _____             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                              HARTMARX CORPORATION
                              --------------------

             (Exact name of registrant as specified in its charter)


           Delaware                                   36-3217140
           --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

        101 North Wacker Drive
          Chicago, Illinois                             60606
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

                              Yes     X       No
                                    -----          -----

At June 30, 1999 there were 32,371,385 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statement of Earnings for the
                   three months and six months ended May 31, 1999
                   and May 31, 1998.                                         3

                   Consolidated Balance Sheet as of May 31 1999,
                   November 30, 1998 and May 31, 1998.                       4

                   Condensed Consolidated Statement of Cash Flows
                   for the six months ended May 31, 1999 and
                   May 31, 1998.                                             6

                   Notes to Consolidated Financial Statements.               7


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.           11



Part II - OTHER INFORMATION


          Item 4.  Results of Votes of Security Holders                     14

          Item 6.  Exhibits and Reports on Form 8-K                         14



Signatures                                                                  15

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HARTMARX CORPORATION
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                       Three Months Ended May 31,              Six Months Ended May 31,
                                                       --------------------------              ------------------------
                                                          1999            1998                   1999             1998
                                                       -----------      --------               --------         --------
Net sales                                              $   172,680      $167,492               $349,082         $346,816

Licensing and other income                                     262           398                  1,174              824
                                                       -----------      --------               --------         --------
                                                           172,942       167,890                350,256          347,640
                                                       -----------      --------               --------         --------
Cost of goods sold                                         127,798       124,862                260,620          260,110

Selling, general and administrative expenses                38,806        36,574                 76,845           72,583
                                                       -----------      --------               --------         --------
                                                           166,604       161,436                337,465          332,693
                                                       -----------      --------               --------         --------
Earnings before non-cash charge, interest and taxes          6,338         6,454                 12,791           14,947

Non-cash charge re: systems project termination            (11,195)            -                (11,195)               -
                                                       -----------      --------               --------         --------
Earnings (loss) before interest and taxes                   (4,857)        6,454                  1,596           14,947

Interest expense                                             4,518         4,799                  8,706            9,252
                                                       -----------      --------               --------         --------
Earnings (loss) before taxes                                (9,375)        1,655                 (7,110)           5,695

Tax (provision) benefit                                      3,565          (630)                 2,705           (2,165)
                                                       -----------      --------               --------         --------
Net earnings  (loss)                                   $    (5,810)     $  1,025               $ (4,405)        $  3,530
                                                       ===========      ========               ========         ========
Earnings (loss) per share:

   Basic                                               $      (.17)     $    .03               $   (.13)        $    .10
                                                       ===========      ========               ========         ========
   Diluted                                             $      (.17)     $    .03               $   (.13)        $    .10
                                                       ===========      ========               ========         ========
Dividends per common share                             $         -      $      -               $      -         $      -
                                                       ===========      ========               ========         ========
Average shares outstanding:

   Basic                                                    33,675        34,335                 34,230           34,295
                                                       ===========      ========               ========         ========
   Diluted                                                  33,741        34,903                 34,286           34,807
                                                       ===========      ========               ========         ========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                (000's Omitted)



                                                 May 31,    Nov. 30,     May 31,
                                                  1999        1998         1998
                                                 -------    ---------    --------
CURRENT ASSETS

   Cash and cash equivalents                    $   1,905   $   5,292   $   1,241

   Accounts receivable, less allowance of
       $9,504, $8,210 and $9,221 for
       doubtful accounts                          128,895     131,342     121,370

   Inventories                                    209,644     207,679     215,680

   Prepaid expenses                                 9,460       3,234       5,227

   Recoverable and deferred income taxes           15,881      15,881      20,152
                                                ---------    --------   ---------
       Total current assets                       365,785     363,428     363,670
                                                ---------    --------   ---------

INVESTMENTS AND OTHER ASSETS                       30,999      31,174      26,801
                                                ---------    --------   ---------

DEFERRED INCOME TAXES                              42,955      39,086      41,525
                                                ---------    --------   ---------

PROPERTIES

   Land                                             2,650       2,638       2,645

   Buildings and building improvements             48,864      48,873      49,223

   Furniture, fixtures and equipment              114,765     118,521     115,879

   Leasehold improvements                          18,861      18,020      17,613
                                                ---------    --------   ---------
                                                  185,140     188,052     185,360

   Accumulated depreciation and amortization     (145,096)   (137,018)   (136,548)
                                                ---------    --------   ---------
       Net properties                              40,044      51,034      48,812
                                                ---------    --------   ---------
TOTAL ASSETS                                    $ 479,783   $ 484,722   $ 480,808
                                                =========   =========   =========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)


                                                  May 31,     Nov. 30,    May 31,
                                                    1999        1998        1998
                                                  --------    --------    --------
CURRENT LIABILITIES

   Notes payable                                  $ 10,000    $ 10,000    $ 20,000

   Current maturities of long term debt                 71          67          65

   Accounts payable and accrued expenses            90,194      93,768      84,094
                                                  --------    --------    --------
      Total current liabilities                    100,265     103,835     104,159
                                                  --------    --------    --------

LONG TERM DEBT, less current maturities            184,854     169,927     179,143
                                                  --------    --------    --------

SHAREHOLDERS' EQUITY

   Preferred shares, $1 par value;
      2,500,000 authorized and unissued                  -           -           -

   Common shares, $2.50 par value; authorized
      75,000,000; issued 35,856,103 in
      May 1999; 34,839,431 in November 1998
      and 34,377,724 in May 1998.                   89,640      87,099      85,944

   Capital surplus                                  83,856      81,994      80,296

   Retained earnings                                45,926      50,331      39,241

   Unearned employee benefits                       (8,320)     (8,464)     (7,975)

   Common shares in treasury, at cost,
      3,500,000 at May 31, 1999,
      -0- at November 30, 1998 and
      May 31, 1998.                                (16,438)          -           -
                                                  --------    --------    --------
      Total shareholders' equity                   194,664     210,960     197,506
                                                  --------    --------    --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $479,783    $484,722    $480,808
                                                  ========    ========    ========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)

                                                                 Six Months Ended May 31,
                                                                 -------------------------
Increase (Decrease) in Cash and Cash Equivalents                    1999           1998
                                                                 ----------     ----------
Cash Flows from Operating Activities:
  Net earnings (loss)                                              $ (4,405)     $  3,530
  Reconciling items to adjust net earnings
     to net cash used in operating activities:
      Non-cash charge                                                11,195
      Depreciation and amortization                                   3,923         4,438
      Changes in:
        Receivables, inventories, prepaids and other assets          10,480        (9,447)
        Accounts payable and accrued expenses                       (17,561)      (16,004)
        Taxes and deferred taxes on earnings                         (4,451)        1,102
                                                                   --------      --------
Net cash used in operating activities                                  (819)      (16,381)
                                                                   --------      --------

Cash Flows from Investing Activities:
  Capital expenditures                                               (4,344)       (6,866)
  Cash paid for acquisition                                            (658)            -
                                                                   --------      --------
Net cash used in investing activities                                (5,002)       (6,866)
                                                                   --------      --------

Cash Flows from Financing Activities:
  Increase in notes payable                                          14,200        21,200
  Increase (decrease) in other long term debt, including
    purchase of 10 7/8% Senior Subordinated Notes                       124           (30)
  Purchase of treasury shares                                       (16,438)            -
  Other equity transactions                                           4,548         1,692
                                                                   --------      --------
Net cash provided by financing activities                             2,434        22,862
                                                                   --------      --------

Net decrease in cash and cash equivalents                            (3,387)         (385)
Cash and cash equivalents at beginning of period                      5,292         1,626
                                                                   --------      --------
Cash and cash equivalents at end of period                         $  1,905      $  1,241
                                                                   ========      ========

Supplemental Cash Flow Information
  Net cash paid (received) during period for:
    Interest expense                                               $  8,100      $  9,100
    Income taxes                                                      1,100         1,000

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

Effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (See Note 6). Also, effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires disclosure of transactions from non-owner sources which affect shareholders' equity in a separate financial statement for the period in which they are recognized. Adoption of this statement had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures for the periods ended May 31, 1999, as these transactions were nominal.


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


Note 3

Results for the second quarter and six months of 1999 include a non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect a writedown of capitalized development costs related to the termination of an enterprise resource planning system project which had been anticipated to be implemented company-wide ("the non-cash charge"). The project software had been installed at one operating company representing less than 5% of consolidated sales and after extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation would not be appropriate. Although legal action has been initiated against the principal software provider to recover damages incurred, no recovery has been assumed in determining the reported non-cash charge. The decision to terminate the project is not expected to adversely affect the Company's ongoing operations, including Year 2000 remediation, as further described in the Year 2000 Disclosure section of Management's Discussion and Analysis of this Form 10-Q.

Note 4

Long-term debt comprised the following (000's omitted):

                                                May 31,    Nov. 30,    May 31,
                                                 1999        1998       1998
                                                --------   --------   --------
     Notes payable                              $ 89,300   $ 75,100   $ 94,100
     10 7/8% Senior Subordinated Notes, net       84,782     84,837     85,019
     Industrial development bonds                 17,357     17,371     17,383
     Other debt                                    3,486      2,686      2,706
                                                --------   --------   --------
                                                 194,925    179,994    199,208
     Less - current                               10,071     10,067     20,065
                                                --------   --------   --------
     Long-term debt                             $184,854   $169,927   $179,143
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


Note 5

Inventories at each date consisted of (000's omitted):


                                     May 31,   Nov. 30,    May 31,
                                      1999       1998       1998
                                    --------   --------   --------
     Raw  materials                 $ 52,236   $ 48,969   $ 54,646
     Work-in-process                  28,057     30,904     36,113
     Finished goods                  129,351    127,806    124,921
                                    --------   --------   --------
                                    $209,644   $207,679   $215,680
                                    ========   ========   ========

Inventories are stated at the lower of cost or market. At May 31, 1999, November 30, 1998 and May 31, 1998, approximately 40%, 41% and 40% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.


Note 6

The Company operates in one reportable business segment: the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings; the Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct mail catalog.

Information on the Company's operations for the periods ended May 31, 1999 and 1998 is summarized as follows (in millions):

                                 Men's     Women's
                                Apparel    Apparel
Three Months Ended May 31        Group      Group      Adj.      Consol.
                                 ------     ------    ------     -------
1999
Sales                            $160.6      $12.1        -      $172.7
Earnings (loss) before taxes        8.5        1.1    (19.0)       (9.4)

1998
Sales                            $153.5      $14.0        -      $167.5
Earnings (loss) before taxes        8.1        1.1     (7.5)        1.7

Six Months Ended May 31

1999
Sales                            $324.2      $24.9        -      $349.1
Earnings (loss) before taxes       16.4        2.3    (25.8)       (7.1)
Gross assets                      355.3       28.4     96.1       479.8

1998
Sales                            $318.4      $28.4        -      $346.8
Earnings (loss) before taxes       18.7        2.1    (15.1)        5.7
Gross assets                      354.5       29.6     96.7       480.8

During the periods ended May 31, 1999 and 1998, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefited. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense and general corporate expenses; the 1999 amounts also include the pre-tax non-cash charge of $11.2 million. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including amounts related to the now terminated systems project.

                              HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As disclosed in Note 3 to the Consolidated Financial Statements of this Form 10-Q, results for the second quarter and six months of 1999 include a non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect the writedown of capitalized development costs related to the termination of an enterprise resource planning system which had been anticipated to be implemented company wide ("the non-cash charge").

The Company's Board of Directors authorized the purchase of up to 3,500,000 shares of the Company's common stock in open market transactions pursuant to authorizations for 1,500,000 shares in December 1998 and 2,000,000 shares in March 1999. A total of 3,500,000 shares have been repurchased pursuant to these authorizations at an average price of $4.70 per share.

Effective December 1, 1998, the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a Canadian based manufacturer and marketer of men's apparel. Aggregate consideration associated with the acquisition, including cash payable in the future and debt assumed, is approximately $11.6 million. In November 1998, the Company completed the acquisition of the wholesale apparel business of Pusser's, Ltd. ("Pusser's"), primarily an operator of restaurants, pubs and retail stores carrying tropical and nautical sportswear apparel as well as other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories related to the wholesale business. Amounts paid for the trademarks and inventories aggregated $2.7 million; additional amounts may be payable in future years based on revenues or operating earnings associated with the trademarks. The results of Coppley and Pusser's since the date of their respective acquisition are included in the accompanying financial statements.

Liquidity and Capital Resources

November 30, 1998 to May 31, 1999

Since November 30, 1998, net accounts receivable decreased $2.4 million or 1.9% to $128.9 million reflecting the normal seasonal fluctuations from tailored clothing shipments in the Men's Apparel Group, offset by approximately $8.4
million applicable to the Coppley and Pusser's acquisitions.   Inventories of
$209.6 million increased $2.0 million or .9% and included $6.8 million associated with Coppley and Pusser's. Net properties of $40.0 million decreased $11.0 million primarily attributable to the write-off of capitalized development costs related to the non-cash charge. Total debt, including current maturities, increased $14.9 million to $194.9 million, reflecting the treasury stock purchases, and represented 50% of total capitalization compared to 46% at November 30, 1998.

May 31, 1998 to May 31, 1999

Net accounts receivable of $128.9 million increased $7.5 million compared to last year's $121.4 million, reflecting amounts attributable to Coppley and Pusser's and the higher sales compared to the prior period. Inventories of $209.6 million decreased $6.0 million, as inventory levels declined in the men's moderate tailored clothing and women's lines, which more than offset the $6.8 million attributable to the Coppley and Pusser's businesses. Net properties of $40.0 million decreased $8.8 million, attributable to the write-off of capitalized development costs related to the non-cash charge, partially offset by amounts related to Coppley and capital additions exceeding depreciation expense. Total debt of $194.9 million, which includes amounts expended for the Coppley and Pusser's acquisitions and treasury stock purchases, declined $4.3 million; debt represented 50% of total capitalization at May 31, 1999 compared to 52% at May 31, 1998.

Results of Operations

Second Quarter 1999 Compared to Second Quarter 1998

Consolidated sales increased 3.1% to $172.7 million and included $9.3 million related to the Coppley and Pusser's acquisitions. The premium priced tailored clothing product lines, including the acquired Coppley brands, increased 10%, while the moderate tailored clothing lines declined, reflecting previously stated plans to reduce revenues in lower profit potential product categories. Sportswear sales, which included Pusser's, increased 7%. Women's Apparel Group revenues, which represented 7% and 8% of consolidated sales in 1999 and 1998, respectively, declined approximately $2.0 million.

The consolidated gross margin percentage to sales improved to 26.0% compared to 25.5% last year, reflecting a reduction in lower margin businesses. Consolidated selling, general and administrative expenses were $38.8 million compared to $36.6 million last year and represented 22.5% of sales in 1999 compared to 21.8% of sales in 1998. The dollar increase was principally attributable to Coppley and Pusser's.

Earnings before the non-cash charge, interest and taxes were $6.3 million in 1999 compared to $6.5 million in 1998. Interest expense of $4.5 million declined $.3 million, principally from lower rates. Consolidated pre-tax earnings before the charge were $1.8 million compared to $1.6 million last year. The pre-tax loss after the non-cash charge was $9.4 million. Consolidated net earnings excluding the non-cash charge were $1.1 million compared to $1.0 million in 1998. Basic and diluted earnings per share before the non-cash charge were $.03 in each period. The net loss after the charge was $5.8 million or $.17 per share.

Six Months 1999 Compared to Six Months 1998

Consolidated sales increased $2.3 million or .7% to $349.1 million from $346.8 million in 1998. First half revenues this year included $16.3 million related to the Coppley and Pusser's acquisitions. In general, revenues for the six months reflected lower orders from retailers, several of whom experienced comparable store sales declines in Fall 1998 which created a conservative buying environment for the first half of 1999. The premium priced tailored clothing product lines experienced a small increase, while the moderate tailored clothing lines declined, reflecting previously stated plans to reduce revenues in lower profit potential product categories. Women's Apparel Group revenues, which represented 7% and 8% of consolidated sales in 1999 and 1998, respectively, declined approximately $3.6 million.

The consolidated gross margin percentage to sales was 25.3% compared to 25.0% last year. Consolidated selling, general and administrative expenses were $76.8 million in the current period compared to $72.6 million in 1998, and represented 22.0% of sales in 1999 compared to 20.9% of sales in 1998. The dollar increase was principally applicable to Coppley and Pusser's. Licensing income of $1.2 million increased $.4 million compared to the previous period and included higher royalty receipts from licensees.

Earnings before the non-cash charge, interest and taxes were $12.8 million in 1999 compared to $14.9 million last year and represented 3.7% of sales in 1999 compared to 4.3% of sales in 1998. The decline reflected the relatively even sales and higher operating expense ratio compared to the prior year. Interest expense decreased to $8.7 million from $9.3 million last year, principally due to a decline in average borrowing rates. Consolidated pre-tax earnings before the non-cash charge were $4.1 million compared to $5.7 million last year. The pre-tax loss after the charge was $7.1 million. Consolidated net earnings before the non-cash charge were $2.5 million compared to $3.5 million a year ago. Basic and diluted earnings per share before the charge were $.07 in 1999 compared to $.10 in 1998. The net loss after the charge was $4.4 million or $.13 per share.

Year 2000 Disclosure

The Company is addressing Year 2000 issues for its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. As previously reported, the Company is currently implementing its primary contingency plan to address Year 2000 issues with respect to its existing systems, software and compatibility with various third-party applications, which encompasses testing, upgrading, enhancing and remediating when necessary. This process of addressing Year 2000 issues is expected to be completed by the end of September 1999.

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

The costs to be incurred which relate to ensuring compliance and remediation of the current systems, which includes both internal costs of existing employees as well as external contractor and software remediation costs, are estimated to be approximately $2 million, of which $.9 million has been expensed to date, including $.7 million in fiscal 1999. The remaining estimated amount will be expensed as incurred during the remainder of 1999.

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

                          Part II - OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

     The annual meeting of the stockholders of the Registrant was held on April 14, 1999. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 25, 1999 were elected for one year terms with voting for each as follows:

Director                     For      Abstentions
--------                     ---      -----------

A. Robert Abboud          31,556,089      948,546
Samawal A. Bakhsh         28,309,247    4,195,388
Jeffrey A. Cole           31,715,534      789,101
Raymond F. Farley         31,805,728      698,907
Elbert O. Hand            31,708,935      795,700
Donald P. Jacobs          31,822,842      681,793
Charles Marshall          31,830,980      673,655
Homi B. Patel             31,742,233      762,402
Michael B. Rohlfs         31,800,084      704,551
Stuart L. Scott           31,869,467      635,168
Ella D. Strubel           31,877,678      626,957


     The Management Incentive Plan was ratified with 30,549,342 shares for, 1,803,201 shares opposed and 152,092 shares abstaining.

     The reappointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 32,241,884 shares for, 187,939 shares opposed and 74,812 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27     Financial Data Schedules


     (b) No reports on Form 8-K were filed in the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARTMARX CORPORATION

July 14, 1999                 By: /s/ GLENN R. MORGAN
                                  -------------------
                                      Glenn R. Morgan
                                      Executive Vice President and
                                      Chief Financial Officer

                                      (Principal Financial Officer)



July 14, 1999                 By: /s/ ANDREW A. ZAHR
                                  ------------------
                                      Andrew A. Zahr
                                      Vice President and Controller

                                      (Principal Accounting Officer)