Form 10-Q
period 1999-08-31
HARTMARX CORP/DE
filed 1999-10-14
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X                OF THE SECURITIES EXCHANGE ACT OF 1934
 -------
                  For quarterly period ended August 31, 1999

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 _______             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 1-8501

                             HARTMARX CORPORATION
                             --------------------

            (Exact name of registrant as specified in its charter)

                Delaware                            36-3217140
                --------                            ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification
      incorporation or organization)                 Number)

         101 North Wacker Drive
           Chicago, Illinois                          60606
(Address of principal executive offices)              -----
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

At September 30, 1999 there were 30,581,025 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION

                                     INDEX

                                                                                           Page
                                                                                          Number
                                                                                   --------------------
Part I  -  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Statement of Earnings for the
                     three months and nine months ended August 31, 1999
                     and August 31, 1998.                                                     3

                     Consolidated Balance Sheet as of August 31 1999,
                     November 30, 1998 and August 31, 1998.                                   4

                     Condensed Consolidated Statement of Cash Flows
                     for the nine months ended August 31, 1999 and
                     August 31, 1998.                                                         6

                     Notes to Consolidated Financial Statements.                              7

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.                          11


Part II  -  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                                        14


Signatures                                                                                   15

                        Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             HARTMARX CORPORATION
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)


                                                       Three Months Ended Aug. 31,      Nine Months Ended Aug. 31,
                                                       ---------------------------      --------------------------
                                                          1999            1998            1999             1998
                                                       ----------      ----------       ---------       ----------
Net sales                                               $185,566        $195,203         $534,648        $542,019
Licensing and other income                                 1,068             640            2,242           1,464
                                                       ---------       ---------        ---------       ---------
                                                         186,634         195,843          536,890         543,483
                                                       ---------       ---------        ---------       ---------
Cost of goods sold                                       138,894         146,448          399,514         406,558
Selling, general and administrative expenses              39,243          36,213          116,088         108,796
                                                       ---------       ---------        ---------       ---------
                                                         178,137         182,661          515,602         515,354
                                                       ---------       ---------        ---------       ---------
Earnings before non-cash charge, interest and taxes        8,497          13,182           21,288          28,129
Non-cash charge re: systems project termination                -               -          (11,195)              -
                                                       ---------       ---------        ---------       ---------
Earnings before interest and taxes                         8,497          13,182           10,093          28,129

Interest expense                                           4,257           4,737           12,963          13,989
                                                       ---------       ---------        ---------       ---------

Earnings (loss) before taxes                               4,240           8,445           (2,870)         14,140

Tax (provision) benefit                                   (1,610)         (3,210)           1,095          (5,375)
                                                       ---------       ---------        ---------       ---------

Net earnings  (loss)                                    $  2,630        $  5,235         $ (1,775)       $  8,765
                                                       =========       =========        =========       =========
Earnings (loss) per share:
   Basic                                                    $.08            $.15            $(.05)           $.25
                                                       =========       =========        =========       =========
   Diluted                                                  $.08            $.15            $(.05)           $.25
                                                       =========       =========        =========       =========

Dividends per common share                                  $  -            $  -            $   -            $  -
                                                       =========       =========        =========       =========

Average shares outstanding:
   Basic                                                  32,432          34,561           33,626          34,385
                                                       =========       =========        =========       =========
   Diluted                                                32,517          34,940           33,692          34,852
                                                       =========       =========        =========       =========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)


                                                Aug. 31,    Nov. 30,    Aug. 31,
                                                  1999         1998       1998
                                               ----------  ----------  ----------
CURRENT ASSETS
   Cash and cash equivalents                   $    2,054   $   5,292  $    3,687
   Accounts receivable, less allowance of
       $9,484, $8,210 and $9,163 for
       doubtful accounts                          158,787     131,342     160,702
   Inventories                                    189,121     207,679     202,984
   Prepaid expenses                                 5,750       3,234       5,136
   Recoverable and deferred income taxes           15,881      15,881      20,152
                                               ----------   ---------  ----------
       Total current assets                       371,593     363,428     392,661
                                               ----------   ---------  ----------
INVESTMENTS AND OTHER ASSETS                       33,843      31,174      29,188
                                               ----------   ---------  ----------
DEFERRED INCOME TAXES                              41,905      39,086      38,808
                                               ----------   ---------  ----------
PROPERTIES
   Land                                             2,331       2,638       2,645
   Buildings and building improvements             45,444      48,873      49,335
   Furniture, fixtures and equipment              115,862     118,521     118,882
   Leasehold improvements                          19,227      18,020      17,908
                                               ----------   ---------  ----------
                                                  182,864     188,052     188,770

   Accumulated depreciation and amortization     (143,518)   (137,018)   (138,413)
                                               ----------   ---------  ----------
       Net properties                              39,346      51,034      50,357
                                               ----------   ---------  ----------
TOTAL ASSETS                                   $  486,687   $ 484,722  $  511,014
                                               ==========   =========  ==========



         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)

                                                    Aug. 31,    Nov. 30,    Aug. 31,
                                                      1999        1998        1998
                                                    --------    --------    --------
CURRENT LIABILITIES
   Notes payable                                    $ 10,000    $ 10,000    $ 20,000

   Current maturities of long term debt                   68          67          66

   Accounts payable and accrued expenses              76,065      93,768      80,890
                                                    --------    --------    --------
       Total current liabilities                      86,133     103,835     100,956
                                                    --------    --------    --------

LONG TERM DEBT, less current maturities              202,335     169,927     205,746
                                                    --------    --------    --------

SHAREHOLDERS' EQUITY

   Preferred shares, $1 par value;
       2,500,000 authorized and unissued                   -           -           -

   Common shares, $2.50 par value; authorized
       75,000,000; issued 36,038,693 in
       August 1999; 34,839,431 in November
       1998 and 34,759,412 in August 1998.            90,098      87,099      86,899

   Capital surplus                                    83,977      81,994      81,959

   Retained earnings                                  48,556      50,331      44,476

   Unearned employee benefits                         (7,700)     (8,464)     (9,022)

   Common shares in treasury, at cost,
       3,564,100 at August 31, 1999,
       -0- at November 30, 1998 and
       August 31, 1998.                              (16,712)          -           -
                                                    --------    --------    --------
       Total shareholders' equity                    198,219     210,960     204,312
                                                    --------    --------    --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $486,687    $484,722    $511,014
                                                    ========    ========    ========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)

                                                                   Nine Months Ended August 31,
                                                                   ----------------------------
                                                                       1999            1998
                                                                   -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities:
   Net earnings  (loss)                                              $ (1,775)      $  8,765
   Reconciling items to adjust net earnings
    to net cash used in operating activities:
       Non-cash charge                                                 11,195              -
       Depreciation and amortization                                    5,946          6,539
       Changes in:
          Receivables, inventories, prepaids and other assets           6,731        (38,483)
          Accounts payable and accrued expenses                       (35,711)       (19,208)
          Taxes and deferred taxes on earnings                         (3,423)         3,819
                                                                     --------       --------
Net cash used in operating activities                                 (17,037)       (38,568)
                                                                     --------       --------
Cash Flows from Investing Activities:
   Capital expenditures                                                (5,979)       (10,390)
   Cash paid for acquisition                                           (1,610)             -
                                                                     --------       --------
Net cash used in investing activities                                  (7,589)       (10,390)
                                                                     --------       --------
Cash Flows from Financing Activities:
   Increase in notes payable                                           32,500         47,800
   Decrease in other long term debt, including
    purchase of 10 7/8% Senior Subordinated Notes                        (146)           (44)
   Purchase of treasury shares                                        (16,712)             -
   Other equity transactions                                            5,746          3,263
                                                                     --------       --------
Net cash provided by financing activities                              21,388         51,019
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                   (3,238)         2,061
Cash and cash equivalents at beginning of period                        5,292          1,626
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  2,054       $  3,687
                                                                     ========       ========
Supplemental Cash Flow Information
   Net cash paid (received) during period for:
       Interest expense                                              $ 15,500       $ 16,000
       Income taxes                                                     1,700          1,600

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

Effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (See Note 6). Also, effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires disclosure of transactions from non-owner sources which affect shareholders' equity in a separate financial statement for the period in which they are recognized. Adoption of this statement had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures for the periods ended August 31, 1999, as these transactions were nominal.

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

Note 3

Results for the nine months ended August 31, 1999 include a second quarter non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect a writedown of capitalized development costs related to the termination of an enterprise resource planning system project which had been anticipated to be implemented company-wide ("the non-cash charge"). The project software had been installed at one operating company representing less than 5% of consolidated sales and after extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation would not be appropriate. Although legal action has been initiated against the principal software provider to recover damages incurred, no recovery has been assumed in determining the reported non-cash charge. The termination of the project is not expected to adversely affect the Company's ongoing operations, including Year 2000 remediation, as further described in the Year 2000 Disclosure section of Management's Discussion and Analysis of this Form 10-Q.

Note 4

Long-term debt comprised the following (000's omitted):

                                                Aug. 31,   Nov. 30,   Aug. 31,
                                                  1999       1998       1998
                                                --------   --------   --------
     Notes payable                              $107,600   $ 75,100   $120,700
     10 7/8% Senior Subordinated Notes, net       84,800     84,837     85,038
     Industrial development bonds                 17,351     17,371     17,377
     Other debt                                    2,652      2,686      2,697
                                                --------   --------   --------
                                                 212,403    179,994    225,812
     Less - current                               10,068     10,067     20,066
                                                --------   --------   --------
     Long-term debt                             $202,335   $169,927   $205,746
                                                ========   ========   ========

During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Various Credit Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment or elimination of certain covenants and the extension of the term from March 1997 to July 2000.

In August 1999, the Company completed an amendment and extension of the Credit Facility. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million). The term of the Credit Facility was extended from June 2000 to June 2003 (provided that at least $50 million of the Notes have been retired or refinanced by July 15, 2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. The Notes and Credit Facility contain various restrictive covenants covering ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, additional debt incurrence, capital expenditures, asset sales, operating leases, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with the above noted covenants.

Note 5

Inventories at each date consisted of (000's omitted):

                        Aug. 31,   Nov. 30,   Aug. 31,
                          1999       1998       1998
                        --------   --------   ---------
     Raw materials      $ 47,932   $ 48,969   $ 49,447
     Work-in-process      21,141     30,904     30,031
     Finished goods      120,048    127,806    123,506
                        --------   --------   --------
                        $189,121   $207,679   $202,984
                        ========   ========   ========

Inventories are stated at the lower of cost or market. At August 31, 1999, November 30, 1998 and August 31, 1998, approximately 46%, 41% and 37% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

Note 6

The Company operates in one reportable business segment -- the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings; the Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct mail catalog.

Information on the Company's operations for the periods ended August 31, 1999 and 1998 is summarized as follows (in millions):

                                 Men's    Women's
                                Apparel   Apparel
Three Months Ended Aug. 31       Group     Group    Adj.   Consol.
                                -------   -------  -----   -------
1999
Sales                            $171.8    $13.8      -    $185.6
Earnings (loss) before taxes       10.1      1.1   (7.0)      4.2

1998
Sales                            $179.9    $15.3      -    $195.2
Earnings (loss) before taxes       14.9      1.7   (8.2)      8.4

Nine Months Ended Aug. 31

1999
Sales                            $495.9    $38.7      -    $534.6
Earnings (loss) before taxes       26.6      3.4  (32.9)     (2.9)
Gross assets                      363.3     29.7   93.7     486.7

1998
Sales                            $498.3    $43.7      -    $542.0
Earnings (loss) before taxes       33.5      3.8  (23.2)     14.1
Gross assets                      375.4     31.9  103.7     511.0

During the periods ended August 31, 1999 and 1998, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefited. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense and general corporate expenses; the 1999 nine month amount also includes the pre-tax non-cash charge of $11.2 million. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including amounts related to the now terminated systems project.

                             HARTMARX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As disclosed in Note 3 to the Consolidated Financial Statements of this Form 10-Q, results for the nine months ended August 31, 1999 include a second quarter non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect the writedown of capitalized development costs related to the termination of an enterprise resource planning system ("the non-cash charge").

The purchase of up to 7,000,000 shares of the Company's common shares are being made pursuant to authorizations for 1,500,000 shares in December 1998, 2,000,000 shares in March 1999 and 3,500,000 shares in August 1999. Through August 31, 1999, a total of 3,564,100 shares have been repurchased at an average price of $4.69 per share. An additional 2,792,293 shares have been acquired from September 1, 1999 through October 14, 1999 at an average cost of $4.16 per share.

On August 27, 1999, the Company acquired 100% of the capital stock of The Royal Shirt Company, Ltd. ("Royal"), a Canadian based manufacturer and marketer of dress and sport shirts for men and women. Aggregate consideration associated with the acquisition, including cash payable in the future and debt assumed, is approximately $4.7 million. Effective December 1, 1998, the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a Canadian based manufacturer and marketer of men's apparel. Aggregate consideration associated with the acquisition, including cash payable in the future and debt assumed, is approximately $11.6 million. In November 1998, the Company completed the acquisition of the wholesale apparel business of Pusser's, Ltd. ("Pusser's"), primarily an operator of restaurants, pubs and retail stores carrying tropical and nautical sportswear apparel as well as other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories related to the wholesale business. Amounts paid for the trademarks and inventories aggregated $2.7 million; additional amounts may be payable in future years based on revenues or operating earnings associated with the trademarks. The results of Royal, Coppley and Pusser's since the date of their respective acquisition are included in the accompanying financial statements.

Liquidity and Capital Resources

November 30, 1998 to August 31, 1999
------------------------------------

Since November 30, 1998, net accounts receivable increased $27.4 million or 21% to $158.8 million reflecting normal seasonal fluctuations from tailored clothing shipments in the Men's Apparel Group, as well as approximately $6.4 million applicable to Coppley, Pusser's and Royal. Inventories of $189.1 million, which included $9.9 million associated with Coppley, Pusser's and Royal, declined $18.6 million or 9%, attributable to both seasonal fluctuations from tailored clothing shipments along with reductions associated with the moderate priced tailored clothing product lines. Net properties of $39.3 million decreased $11.7 million primarily attributable to the write-off of capitalized development costs related to the non-cash charge. Accounts payable and accrued expenses declined $17.7 million primarily from seasonal payments in the Men's Apparel Group, which were partially offset by amounts related to Coppley, Pusser's and Royal. Total debt, including current maturities, increased $32.4 million to $212.4 million, reflecting seasonal increases in working capital requirements, the treasury stock purchases and amounts paid related to the acquisitions. Total debt represented 52% of total capitalization compared to 46% at November 30, 1998; the Company's normal seasonality results in a higher debt capitalization at August 31 compared to November 30, when borrowings are lower.

August 31, 1998 to August 31, 1999
----------------------------------

Net accounts receivable of $158.8 million declined slightly from last year's $160.7 million, as the effect from the lower third quarter sales were approximately offset by amounts attributable to Coppley, Pusser's and Royal. Inventories of $189.1 million decreased $13.9 million or 6.8%, as inventory levels declined primarily in the men's tailored clothing and women's lines, which more than offset $9.9 million attributable to new businesses. Net properties of $39.3 million decreased $11.0 million, attributable to the write-off of capitalized development costs related to the non-cash charge. Total debt of $212.4 million, which included amounts expended for acquisitions and treasury stock purchases, declined $13.4 million reflecting both trailing year cash earnings and working capital reductions; debt represented 52% of total capitalization both at August 31, 1999 and 1998.

Results of Operations

Third Quarter 1999 Compared to Third Quarter 1998
-------------------------------------------------

Consolidated sales decreased 4.9% to $185.6 million from $195.2 million last year, reflecting slow retail sales of apparel. Revenues this year included $5.0 million related to Coppley and Pusser's. The premium priced tailored clothing product lines, including the Coppley brands, were even, while the moderate tailored clothing lines declined 9%, reflecting previously stated plans to reduce revenues in lower profit potential product categories. Women's Apparel Group revenues, which represented 7% and 8% of consolidated sales in 1999 and 1998, respectively, declined approximately $1.5 million.

The consolidated gross margin percentage to sales improved to 25.2% compared to 25.0% last year, reflecting a product mix change including the elimination of certain lower margin business. Consolidated selling, general and administrative expenses were $39.2 million compared to $36.2 million last year and represented 21.1% of sales in 1999 compared to 18.6% of sales in 1998. The dollar increase was principally attributable to Coppley and Pusser's. Licensing and other income of $1.0 million increased $.4 million from last year, which was more adversely affected by economic conditions in the Far East.

Earnings before interest and taxes were $8.5 million in 1999 compared to $13.2 million in 1998. Interest expense of $4.3 million declined $.5 million from both lower rates and lower average borrowings. Consolidated pre-tax earnings were $4.2 million compared to $8.4 million last year. Consolidated net earnings were $2.6 million or $.08 per share in 1999 compared to $5.2 million or $.15 per share in 1998.

Nine Months 1999 Compared to Nine Months 1998
---------------------------------------------

Consolidated sales of $534.6 million decreased $7.4 million or 1.4% from $542.0 million in 1998. Year-to-date revenues this year included $21.4 million related to Coppley and Pusser's. Revenues for the nine months reflected both lower advance orders and in-stock business attributable generally to lackluster apparel business at retail. The premium priced tailored clothing product lines, including the Coppley brands, experienced an increase, while the moderate tailored clothing lines declined 6%, reflecting previously stated plans to reduce revenues in lower profit potential product categories. Women's Apparel Group revenues, which represented 7% and 8% of consolidated sales in 1999 and 1998, respectively, declined approximately $5.0 million.

The consolidated gross margin percentage to sales was 25.3% compared to 25.0% last year, primarily attributable to a product mix change, including the reduction in certain lower margin business. Consolidated selling, general and administrative expenses were $116.1 million in the current period compared to $108.8 million in 1998, and represented 21.7% of sales in 1999 compared to 20.1% of sales in 1998. The dollar increase was principally applicable to Coppley and Pusser's. Licensing income and other income of $2.2 million increased $.8 million compared to the previous period which was more adversely affected by economic conditions in the Far East.

Earnings before the non-cash charge, interest and taxes were $21.3 million in 1999 compared to $28.1 million last year and represented 4.0% of sales in 1999 compared to 5.2% of sales in 1998. The decline reflected the lower sales and higher operating expense ratio compared to the prior year. Interest expense decreased to $13.0 million from $14.0 million last year, due to both lower rates and average borrowings. Consolidated pre-tax earnings before the non-cash charge were $8.3 million compared to $14.1 million last year. The pre-tax loss after the non-cash charge was $2.9 million. Consolidated net earnings before the non-cash charge were $5.2 million compared to $8.8 million a year ago. Basic and diluted earnings per share before the charge were $.15 in 1999 compared to $.25 in 1998. The net loss after the charge was $1.8 million or $.05 per share.

Year 2000 Disclosure

The Company is addressing Year 2000 issues for its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. As previously reported, the Company is currently implementing its primary contingency plan to address Year 2000 issues with respect to its existing systems, software and compatibility with various third-party applications, which encompasses testing, upgrading, enhancing and remediating when necessary. This process of addressing Year 2000 issues is expected to be completed by the end of October for the substantial portion of the Company's systems and related software, with the remainder expected to be completed in November.

The Company has also established formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company has surveyed approximately 200 of its customers, vendors and suppliers. The customers surveyed accounted for over 67% of 1998 sales and inventory suppliers surveyed represented over 60% of 1998 inventory purchases. Additionally, the Company has identified the critical systems provided by other third party service providers (e.g., financial institutions and utilities suppliers). While the Company must necessarily rely to some extent on the representations of these third parties and their statements or certifications of compliance to certain government agencies regarding Year 2000 capabilities, the Company is also in the final stages of Year 2000 testing and implementation of the systems and/or upgrades provided by third parties. Many of these third party systems have already been remediated or upgraded. Implementation of the remaining third party systems is expected to be completed in November.

The costs to be incurred relating to ensuring compliance and remediation of the current systems, which includes both internal costs of existing employees as well as external contractor and software remediation costs, are estimated to be approximately $3 million, of which $1.7 million has been expensed to date, including $1.5 million in fiscal 1999. The remaining estimated amount will be expensed as incurred during the remainder of 1999.

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


                          Part II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 4-C Amended and Restated Credit Agreement dated as of August 18, 1999.

          Exhibit 4-C-1  Canadian Credit Facility dated as of August 18, 1999.

          Exhibit 27     Financial Data Schedules.


     (b)  No reports on Form 8-K were filed in the third quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARTMARX CORPORATION

October 14, 1999         By:  /s/GLENN R. MORGAN
                              -------------------
                                 Glenn R. Morgan
                                 Executive Vice President and
                                  Chief Financial Officer

                                 (Principal Financial Officer)



October 14, 1999         By:  /s/ANDREW A. ZAHR
                              ------------------
                                 Andrew A. Zahr
                                 Vice President and Controller

                                 (Principal Accounting Officer)