Form 10-K405
period 1999-11-30
HARTMARX CORP/DE
filed 2000-02-25
CIK 723371

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

                  For the fiscal year ended November 30, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                          Commission File No. 1-8501

                             HARTMARX CORPORATION

        A Delaware Corporation               IRS Employer No. 36-3217140

                101 North Wacker Drive, Chicago, Illinois 60606
                          Telephone No.: 312/372-6300

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
Common Stock, $2.50 par value per           New York Stock Exchange
 share                                      Chicago Stock Exchange

Preferred Stock Purchase Rights             New York Stock Exchange
                                            Chicago Stock Exchange

10 7/8% Senior Subordinated Notes           New York Stock Exchange
 due
 January 15, 2002

       Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   On February 14, 2000, 29,194,471 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $90,000,000.

   Certain portions of the Registrant's definitive proxy statement dated February 25, 2000 for the Annual Meeting of Stockholders to be held April 13, 2000 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM
 No.                                                                                          Page
 ----                                                                                         ----
PART I
  1    Business..............................................................................   1

  2    Properties............................................................................   5

  3    Legal Proceedings.....................................................................   5

  4    Submission of Matters to a Vote of Security Holders...................................   6

       Executive Officers of the Registrant..................................................   6

PART II
  5    Market for Registrant's Common Equity and Related Stockholder Matters.................   7

  6    Selected Financial Data...............................................................   8

  7    Management's Discussion and Analysis of Financial Condition and Results of Operations.   9

  7A   Quantitative and Qualitative Disclosures About Market Risk............................  15

  8    Financial Statements and Supplementary Data...........................................  15

  9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  35

PART III
 10    Directors and Executive Officers of the Registrant....................................  35

 11    Executive Compensation................................................................  35

 12    Security Ownership of Certain Beneficial Owners and Management........................  35

 13    Certain Relationships and Related Transactions........................................  36

PART IV
 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  36

                                    PART I

Item 1--Business

 General and Operating Segments

   Hartmarx Corporation, a Delaware corporation, functions essentially as a holding company, overseeing its various operations and providing resources and services in financial, administrative, legal, human resources, advertising and other areas. The management of the respective operations has responsibility for optimum use of the capital invested in them and for planning their growth and development in coordination with the strategic plans of Hartmarx and the other operating entities (collectively, the "Company").

   Established in 1872, the Company believes it is the largest manufacturer and marketer of men's suits, sportcoats and slacks ("men's tailored clothing") in the United States. From this established position, Hartmarx has diversified into men's and women's sportswear, including golfwear, dress furnishings (shirts and ties) and women's career apparel.

   The Company operates exclusively in the apparel business. Its operations are comprised of: (i) Men's Apparel Group ("MAG") which designs, manufactures and markets men's tailored clothing, slacks and sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license to an extensive range of retail, catalog and e-commerce channels; and
(ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs. The Operating Segment Information on page 9 in Item 7 and on page 34 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

   Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R), Palm Beach(R), Brannoch(R), Barrie Pace(R), Hawksley & Wight(R), Desert Classic(R), Pusser's of the West Indies(R), Cambridge(R), Coppley(R), Keithmoor(R) and Royal Shirt(TM); and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Burberry(R), Austin Reed(R), Perry Ellis(R), Kenneth Cole(R), Evan-Picone(R), Daniel Hechter(R), Gieves & Hawkes(R), Pringle of Scotland(R), Claiborne(R), Pierre Cardin(R), Alan Flusser(R) and KM by Krizia(TM). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 20 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 13 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North America and South America, selling golfwear in 21 countries.

   The Company has expanded its product offerings through acquisitions in the last few years. On August 27, 1999, a wholly owned subsidiary of the Company acquired 100% of the capital stock of The Royal Shirt Company, Ltd. ("Royal"), a Canadian based manufacturer and marketer of dress and sport shirts. Effective December 1, 1998, a wholly-owned subsidiary of the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a leading Canadian manufacturer and marketer of men's tailored clothing and other apparel. In November 1998, the Company purchased the wholesale apparel business of Pusser's Ltd. ("Pusser's") from an entity which operates restaurants, pubs and retail stores carrying nautical and tropical sportswear apparel and other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories associated with the wholesale business. Royal, Coppley and Pusser's are hereafter referred to as "the new businesses". On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights to manufacture and market men's tailored suits, sportcoats and slacks under the Burberry(R), Claiborne(R) and Evan-Picone(R) brands, as well as ownership of the Palm Beach(R), Brannoch(R) and other names, and the current assets, properties and operations of the Plaid Clothing Group, Inc., now PCG Corp. I, and its subsidiaries ("Plaid").

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

   This 1999 Annual Report on Form 10-K contains forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates", "believes", "estimates", "expects", "projects", "plans" and similar phrases. Additionally, the Company may from time to time make other oral or written statements that are also forward-looking statements. While the Company believes that the assumptions underlying such forward-looking information are reasonable based on present conditions, forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements as a result of various factors. Accordingly, the Company has identified various important risk factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted or estimated by the Company in written or oral forward-looking statements including, but not limited to the following:

  . The overall retail economy in the United States could affect retailers' expectations of future apparel product sales. A more pessimistic evaluation compared to 1999 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company's sales and earnings could be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

  . The Company's largest customer represented approximately 18% of consolidated sales in fiscal 1999. The Company's second largest customer in 1999 represented approximately 7% of consolidated sales. The Company believes it maintains an excellent business relationship with these customers, and sales volume for 2000 is anticipated to approximate recent historical levels. However, an unanticipated decline in sales with the Company's largest customers would adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase volume with other existing customers.

  . Substantially all of the Company's men's and women's sportswear, men's dress furnishings, women's career wear and a portion of its tailored suits, sportcoats and slack production are manufactured utilizing independent contractors, mostly located outside of the United States. The percentage of product manufactured or assembled outside of the United States is increasing. The Company is dependent upon the contractors' ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, unanticipated political or economic disruptions in these countries and/or currency fluctuations could adversely impact overall Company profitability.

  . Continuation of the trend towards more casual dressing in the workplace could reduce the demand for the Company's tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company's casual and sportswear products may be less than anticipated.

  . Sales derived from products which utilize licensed brand names represent an important current component of the Company's overall revenues and profitability. The Company also serves as a licensing agent for several of its principal licensors. While the Company believes the relationships with its principal licensors to be favorable and the termination of any single licensing agreement would not have a material adverse effect on its business taken as a whole, the long-term prospects of the Company assume the continuation of a significant percentage of existing licensing arrangements and ongoing consumer acceptance of the products sold under these licensed brands.

  . The conditions in the tailored clothing market with retail suit prices between $325 and $675 remain intensely competitive. To address these conditions, the Company has been, among other things, reducing overall product costs, including increased off-shore sourcing and introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. If these efforts do not meet with consumer acceptance, sales and profitability could be adversely affected.

  . Fabric purchases from the Company's largest supplier approximated one-fourth of the total fabric requirements in fiscal 1999, down from approximately one-third in the prior year. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from this or other suppliers would adversely affect production scheduling and ultimately the Company's ability to meet customer delivery dates.

  . During 1999, the Company's variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $94 million under its Revolving Credit Facility. An unexpected increase in total borrowings and/or in the borrowing rates under the Revolving Credit Facility would adversely affect profitability.

  . The Company is not aware of and has assumed no significant adverse impact of pending or threatened litigation matters.

The Company assumes no obligation to update publicly or release any revisions to any forward-looking statements, whether as a result of new information, future events or otherwise.

 Products Produced and Services Rendered

   The Company's merchandising strategy is to market a wide selection of men's tailored clothing, sportswear and dress furnishings, and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. MAG represented 93% of sales in 1999 and 92% in 1998 and 1997. Women's Apparel Group represented approximately 7% of sales in 1999 and 8% in 1998 and 1997. As an integrated manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. The majority of its men's tailored clothing and slacks are manufactured in twelve Company operated facilities located in the United States, three facilities in Canada, one factory in Costa Rica and one factory in Mexico. Some of its dress furnishings are produced at a Company-operated facility in Canada. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, as well as women's career apparel and sportswear in accordance with Company specifications and production schedules. Approximately one-third of the catalog sales are of products provided by affiliated companies.

 Sources and Availability of Raw Materials

   Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately one-third of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for approximately one-fourth of the Company's total fabric requirements in fiscal 1999. No other supplier accounts for over 5% of the Company's total raw material requirements. As is customary in its industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

 Competition and Customers

   The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. The Company's women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. Sales in the United States were approximately 97% of total revenues. The Company's largest customer, Dillard Department Stores, represented approximately 18%, 16% and 15% of consolidated sales in 1999, 1998 and 1997, respectively. No other customer exceeded 7% of net sales.

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

 Employees

   The Company presently has approximately 8,000 employees, of which approximately 97% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

 Seasonality; Working Capital

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

Item 2--Properties

   The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                         Approximate
                         floor area
                          in square                                        Expiration date
      Location              feet                Principal Use             of material leases
      --------           -----------            -------------             ------------------
Anniston, AL............    76,000   Manufacturing                               2005
Buffalo, NY.............   280,000   Manufacturing; warehousing; office          2015
Cape Girardeau, MO......   171,000   Manufacturing; warehousing                   *
Chicago, IL.............   102,000   Executive and administrative offices        2004
Des Plaines, IL.........   361,000   Manufacturing; warehousing                   *
Easton, PA..............   220,000   Warehousing; office                          *
Elizabethtown, KY.......    54,000   Manufacturing                                *
Erlanger, KY............   225,000   Warehousing                                 2004
Farmington, MO..........    65,000   Warehousing                                  *
Michigan City, IN (2
 locations).............   420,000   Manufacturing; warehousing; office           *
New York, NY............    74,000   Sales offices/showrooms                     2005
Rector, AR..............    52,000   Manufacturing                                *
Rochester, NY...........   223,000   Manufacturing; warehousing; office           *
Somerset, KY............   225,000   Manufacturing                                *
Winchester, KY..........    92,000   Manufacturing                                *
Hamilton, Ontario,
 Canada
 (3 locations)..........   163,000   Manufacturing; warehousing; office          2003
San Jose, Costa Rica....    72,000   Manufacturing                                *
Tolcayuca, Mexico.......    50,000   Manufacturing                                *

--------
   *Properties owned by the Registrant

   The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Commitments and Contingencies" note to the Consolidated Financial Statements on page 27 of this Form 10-K.

Item 3--Legal Proceedings

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 4--Submission of Matters to a Vote of Security Holders

   None.

 Executive Officers of the Registrant

   Each of the executive officers of the Registrant listed below has served the Registrant in various executive capacities for the past five years. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                                                          Years
                                                                                           of
                                                                                         Service
                                                                                          with
          Name                                    Position                           Age Company
          ----           ----------------------------------------------------------- --- -------
Elbert O. Hand.......... Chairman and Chief Executive Officer (Director since 1984)   60    35
Homi B. Patel........... President and Chief Operating Officer (Director since 1994)  50    20
Glenn R. Morgan......... Executive Vice President and Chief Financial Officer         52    20
James E. Condon......... Vice President and Treasurer                                 49    22
Taras R. Proczko........ Vice President, Corporate Counsel and Secretary              45    19
Linda J. Valentine...... Vice President, Compensation and Benefits                    49    19
Andrew A. Zahr.......... Vice President and Controller; Chief Accounting Officer      56    27

   Mr. Hand was elected to his current position as Chairman and Chief Executive Officer in October 1992.

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

   Mr. Proczko was elected to his current position as Vice President, Corporate Counsel and Secretary in January 2000. From March 1993 to December 1999, he served as Assistant General Counsel.

   Ms. Valentine was elected to her current position as Vice President, Compensation and Benefits in February 1993.

   Mr. Zahr was elected to his current position as Vice President and Controller in April 1998. From July 1994 to April 1998, he served as Controller.

   Mr. Frederick G. Wohlschlaeger served as Senior Vice President, General Counsel and Secretary from July 1997 to January 2000, when he resigned to accept a position at another company.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   Hartmarx common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three fiscal years were as follows:

                                       1999            1998            1997
                                  --------------- --------------- --------------
                                   High     Low    High     Low    High    Low
                                  ------- ------- ------- ------- ------- ------
First Quarter.................... $6.125  $3.9375 $8.50   $7.0625 $ 6.00  $4.875
Second Quarter...................  5.25    4.3125  9.00    7.375   10.125  5.50
Third Quarter....................  5.0625  3.625   8.00    6.50    10.00   7.125
Fourth Quarter...................  4.9375  3.6875  7.1875  4.375    9.375  7.25

   The most recent quarterly dividend paid was in November 1991, in the amount of $.15 per share. The current financing agreement contains a limitation on restricted payments, as defined, which includes dividends, to a cumulative maximum amount of $12.5 million for any four consecutive fiscal quarters. The current financing agreements also contain limitations on share repurchases related to borrowing availability as well as various restrictive covenants pertaining to additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants under these agreements.

   As of February 14, 2000, there were approximately 4,726 holders of the Company's common stock. The number of holders was estimated by adding the number of registered holders furnished by the Company's registrar together with the number of participants in the Hartmarx Employee Stock Ownership Plan.

   The Board of Directors has authorized the purchases of 7 million shares of the Company's common stock (1.5 million shares in December 1998, 2 million shares in March 1999 and 3.5 million shares in August 1999). Through November 30, 1999, a total of 6,667,993 shares were repurchased at an average price of $4.45 per share. An additional 332,007 shares were repurchased from December 1, 1999 through January 28, 2000 at an average cost of $3.70 per share.

   In May 1999, the Company authorized the Trustee of its retirement plan to purchase up to one million shares of the Company's common stock in open market transactions; a total of 245,600 shares have been purchased pursuant to this authorization through February 14, 2000 at an average price of $4.74 per share. The plan's aggregate holdings at February 14, 2000 were 1,765,212 shares.

Item 6--Selected Financial Data

   The following table summarizes data for the fiscal years 1995 through 1999. The Company's complete annual financial statements and notes thereto for fiscal 1999 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data
In Thousands, Except Per
Share Data
For Years Ended November
30                        1999(/1/)    1998    1997(/2/) 1996(/2/) 1995(/2/), (/3/)
------------------------  ---------  --------  --------- --------- ----------------
Net sales...............  $726,805   $725,002  $718,135  $610,180      $595,272
Licensing and other
 income.................     2,894      1,882     3,375     4,263         6,429
Cost of sales...........   541,730    540,545   544,003   463,533       447,414
Operating expenses......   156,560    144,121   143,482   127,699       132,806
Earnings before non-cash
 charge, interest,
 taxes,
 discontinued operation
 and extraordinary gain.    31,409     42,218    34,025    23,211        21,481
Non-cash charge re:
 termination of systems
 project................    11,195        --        --        --            --
Earnings before
 interest, taxes,
 discontinued operation
 and extraordinary gain.    20,214     42,218    34,025    23,211        21,481
Interest expense........    17,669     18,633    17,480    16,681        19,851
Earnings before taxes,
 discontinued operation
 and extraordinary gain.     2,545     23,585    16,545     6,530         1,630
Tax (provision) benefit.      (965)    (8,965)    8,695    17,300        19,800
Earnings before
 discontinued operation
 and extraordinary gain.     1,580     14,620    25,240    23,830        21,430
Discontinued operation,
 net of tax.............       --         --        --        --        (18,283)
Net earnings before
 extraordinary gain.....     1,580     14,620    25,240    23,830         3,147
Extraordinary gain, net
 of tax.................       --         --        --        725           --
Net earnings............     1,580     14,620    25,240    24,555         3,147
Diluted earnings (loss)
 per share:
 continuing operations..       .05        .42       .74       .72           .66
 discontinued operation.       --         --        --        --           (.56)
 before extraordinary
  gain..................       .05        .42       .74       .72           .10
 after extraordinary
  gain..................       .05        .42       .74       .74           .10
Cash dividends per
 share..................       --         --        --        --            --
Diluted average number
 of common shares and
 equivalents............    32,861     34,885    34,167    33,021        32,631

Balance Sheet Data
In Thousands, Except Per
Share Data
At November 30
------------------------
Cash....................  $  2,133   $  5,292  $  1,626  $  2,844      $  5,700
Accounts receivable.....   144,921    131,342   136,854   135,554       108,486
Inventories.............   176,214    207,679   193,780   165,913       154,898
Other current assets....    21,668     19,115    24,484    16,155        10,409
Net properties..........    38,994     51,034    45,782    43,909        44,624
Other assets/deferred
 taxes..................    75,743     70,260    67,857    65,864        52,519
Total assets............   459,673    484,722   470,383   430,239       376,636
Accounts payable,
 accrued expenses and
 taxes..................   100,152     93,768   100,098    99,745        78,867
Current maturities of
 long-term debt.........    15,073     10,067    20,062    20,100        10,497
Long-term debt..........   155,300    169,927   157,939   148,428       152,781
Shareholders' equity....   189,148    210,960   192,284   161,966       134,491
Equity per share........      6.43       6.06      5.62      4.85          4.11

Other Data
In Thousands
For Years Ended November
30 (3)
------------------------
Earnings before non-cash
 charge, interest,
 taxes, depreciation,
 amortization,
 discontinued operation
 and extraordinary gain
 .......................  $ 38,492   $ 49,450  $ 41,673  $ 31,469      $ 30,069
Depreciation and
 amortization of fixed
 assets.................     7,083      7,232     7,648     8,258         8,588
Capital expenditures....     7,820     12,753    10,086     8,207         8,441

--------
(1) 1999 results reflect a second quarter non-cash writedown of systems development costs of $11.2 million (pre-tax), $6.9 million (after-tax) or $.21 per share.
(2) 1995 through 1997 included favorable non-cash income tax adjustments to the tax valuation reserve related to recognition of net operating loss carryforwards of $20.6 million, $19.9 million and $15.0 million, respectively. Excluding this adjustment in each year, net earnings before discontinued operation and extraordinary gain and diluted earnings per share would have been $1.0 million or $.03 per share, respectively, in 1995; $4.0 million or $.12 per share, respectively, in 1996 and $10.3 million or $.30 per share, respectively, in 1997.
(3) 1995 reflects the Company's former retail business, Kuppenheimer, as a discontinued operation.

   Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing and Taxes on Earnings footnotes to the Consolidated Financial Statements, provide additional information relating to the comparability of the information presented above.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   Operating performance for 1999 reflected strong cash flow, resulting in a $10 million debt reduction from year end 1998, despite lower operating earnings and $30 million of share repurchases. Consolidated revenues of $726 million in 1999 were slightly higher than last year's $725 million and $718 million in 1997. Earnings before interest, taxes and a non-recurring charge declined to $31.4 million in 1999 compared to $42.2 million in 1998 and $34.0 million in 1997. Results for 1999 also included a non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect the write-down of capitalized development costs related to the termination of an enterprise resource planning system ("the non-cash charge").

   The Company operates exclusively in the apparel business. Its operations are comprised of: (i) Men's Apparel Group ("MAG"), which designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license, to an extensive range of retail, catalog and e-commerce channels; and (ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs.

Results of Operations

   The following summarizes sales and earnings before interest and taxes ("EBIT") for the Company's business groups (in millions):

                                                         Year Ended November
                                                                 30,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
      Sales:
        Men's Apparel Group............................. $672.6  $665.0  $658.5
        Women's Apparel Group...........................   54.2    60.0    59.6
                                                         ------  ------  ------
          Total......................................... $726.8  $725.0  $718.1
                                                         ======  ======  ======
      EBIT:
        Men's Apparel Group............................. $ 37.9  $ 43.9  $ 36.3
        Women's Apparel Group...........................    5.7     6.8     6.7
        Other and adjustments...........................  (12.2)   (8.5)   (9.0)
                                                         ------  ------  ------
          Total......................................... $ 31.4  $ 42.2  $ 34.0
                                                         ======  ======  ======

   EBIT above excludes the $11.2 million non-cash charge previously noted.

   MAG sales were $673 million in 1999, $665 million in 1998 and $659 million in 1997. Revenues in 1999 reflected approximately $36 million attributable to new businesses, as well as growth of the Kenneth Cole and Evan Picone brands and introduction of Hart Schaffner & Marx and Hickey-Freeman dress furnishings. These increases were mostly offset by unit declines attributable to the generally difficult retail environment for business apparel and planned reductions associated with brands or programs which were being deemphasized which do not have the likelihood of achieving acceptable long term profitability rates. The 1% increase in 1998 compared to 1997 reflected continued strength in the Hart Schaffner & Marx and Hickey-Freeman brands as well as incremental sales from newer initiatives, including Hart Schaffner & Marx sportswear, Desert Classic golfwear and Kenneth Cole tailored clothing, which were largely offset by declines in brands or programs being reduced or eliminated. MAG EBIT was $38 million in 1999 compared to $44 million in 1998 and $36 million in 1997, with tailored clothing products representing the most significant contributor to earnings in each year. The $6 million decline in 1999 EBIT compared to 1998 was primarily attributable to the decline in sales from comparable operations, partially offset by EBIT from new businesses. The $8 million improvement in 1998 EBIT compared to 1997 was primarily attributable to gross margin improvement.

   Women's Apparel Group sales, comprising approximately 7% of the consolidated total in 1999 and 8% in the preceding two years, aggregated $54 million in 1999, $60 million in 1998 and $60 million in 1997. Revenues in 1999 were adversely affected by lower in-stock business because of the soft retail business and the trend away from women's tailored coats; catalog sales were slightly higher. During 1998, growth in the Hawksley & Wight line and the introduction of Austin Reed knits largely offset the decline in Austin Reed separates, while catalog sales were about even with 1997. Women's Apparel Group EBIT was $6 million in 1999 compared to $7 million in each of 1998 and 1997. The decline in 1999 was primarily attributable to the lower sales.

   Gross Margins. The consolidated gross margin percentage of sales was 25.5% in 1999, 25.4% in 1998 and 24.2% in 1997. The slight improvement in the 1999 gross margin rate principally reflected the effect of the new businesses, which have higher gross margins and operating expense ratios than existing businesses. Gross margins in the moderate priced tailored clothing product lines improved in the latter part of the year from lower product costs and favorable product mix changes related to the repositioning efforts previously discussed; however, this gross margin enhancement was largely offset from lower sales of higher margin tailored clothing products sold at the higher price points and lower gross margins realized on the disposition of excess sportswear units. The 1.2% improvement in the 1998 gross margin rate compared to 1997 reflected higher gross margin rates in both MAG and the Women's Apparel Group. LIFO income was $.8 million in 1999, resulting from product cost reductions, compared to expense of $.9 million in 1998 and $.3 million in 1997. Start-up costs associated with the Company's owned off-shore facilities adversely affected the gross margin rate by .2% in 1997.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $157 million in 1999, $144 million in 1998 and $143 million in 1997. As a percentage of sales, the expense rate was 21.5% in 1999 compared to 19.9% in 1998 and 20.0% in 1997. The 1999 dollar increase is primarily attributable to new businesses and approximately $2 million of incremental expenditures attributable to Year 2000 remediation, as the dollar amount of expenses for comparable operations were about the same as the prior year. The increase relative to sales reflected both new businesses with their higher operating ratios existing at the time of acquisition and the inability to immediately lower non-variable expenses for comparable operations resulting from the declines associated with lower in-stock business.

   Advertising expenditures, including costs related to the Barrie Pace catalog, were $28 million in 1999 compared to $26 million in 1998 and $23 million in 1997, representing 3.9%, 3.6% and 3.3% of consolidated sales, respectively. The increase in 1999 compared to 1998 reflected the new businesses and higher MAG advertising expenditures in support of new product lines; the 1998 increase compared to 1997 reflected new product lines as well as a higher percentage associated with the distribution of Barrie Pace catalogs.

   Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $2.9 million in 1999, $1.9 million in 1998 and $3.4 million in 1997. The increase in 1999 compared to 1998 reflected the improvement in the economic conditions in Asia, especially Japan and Korea, where a significant portion of the Company's licensing income is generated. The decline in 1998 compared to 1997 reflected the unfavorable economic conditions in Asia.

   Earnings before Non-Cash Charge, Interest and Taxes ("EBIT"). EBIT was $31.4 million in 1999, $42.2 million in 1998 and $34.0 million in 1997, representing 4.3%, 5.8% and 4.7% of sales, respectively. The decline in 1999 compared to 1998 was principally attributable to the higher operating expense ratio to sales. The improvement in 1998 compared to 1997 was principally attributable to the higher gross margin ratio to sales.

   Non-Cash Charge. The non-cash charge of $11.2 million in 1999 reflected the second quarter writedown of capitalized systems development costs related to the termination of an enterprise resource planning system project, which had been anticipated to be implemented Company-wide. The principal project software had been installed at one company representing less than 5% of consolidated sales and after extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation would not be appropriate.

   Interest Expense. Interest expense was $17.7 million in 1999, $18.6 million in 1998 and $17.5 million in 1997. As a percentage of sales, interest expense represented 2.4% in 1999 compared to 2.6% in 1998 and 2.4% in 1997. The dollar decrease in 1999 from 1998 reflected lower average borrowings during the year, as well as lower average borrowing rates earlier in the year. The dollar increase in 1998 from 1997 reflected higher average borrowings attributed to higher working capital requirements. The effective interest rate for all borrowings, including amortization costs, was 8.5% in 1999, 9.3% in 1998 and 9.7% in 1997. Interest expense in 1997 was favorably impacted by approximately $.5 million from the repurchase of $14.7 million face value of the Company's 10 7/8% senior subordinated debentures utilizing revolving credit facility availability. The Company's weighted average short term borrowing rate was 6.6% in 1999, 7.2% in 1998 and 7.5% in 1997. Interest expense included non-cash amortization of financing fees and expenses of $.5 million in 1999, $.8 million in 1998 and $1.0 million in 1997.

   Pre-Tax Earnings. Pre-tax earnings before consideration of the non-cash charge declined to $13.7 million from $23.6 million last year and $16.5 million in 1997.

   Income Taxes. The Company's effective tax rate of 38% of pre-tax income resulted in a tax provision of $1.0 million in 1999 and $9.0 million in 1998. In 1997, a favorable adjustment to a then existing tax valuation reserve resulted in a net tax benefit being recognized as described below.

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

   Utilizing the $131 million of available operating loss carryforwards in existence as of November 30, 1999 by the expiration over the 2007-2010 years would require average annual taxable earnings of approximately $16 million. (Also see "Liquidity and Capital Resources" for further discussion of the deferred tax assets and remaining operating loss carryforwards.)

   Net Earnings. Comparable net earnings were $8.5 million or $.26 per diluted share in 1999 (before consideration of the non-cash charge) compared to $14.6 million or $.42 per diluted share in 1998 and $10.3 million or $.30 per diluted share in 1997 (excluding the favorable non-cash income tax adjustment to the tax valuation reserve related to recognition of net operating loss carryforwards discussed above). Reported earnings per share after consideration of the unusual items in 1999 and 1997 were $1.6 million or $.05 per diluted share in 1999, $14.6 million or $.42 per diluted share in 1998 and $25.2 million or $.74 per diluted share in 1997.

Liquidity and Capital Resources

   During fiscal 1994, the Company issued $100 million of public senior subordinated debentures (the "Notes") and also entered into a then three-year financing agreement (the "Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a letter of credit facility) and privately placed $15.5 million of industrial development bonds maturing in 2015 issued by development authorities in prior years. This 1994 refinancing accomplished several of the Company's objectives, including extending maturities, reducing the level of borrowings subject to interest rate variability and establishing a separate working capital facility providing greater flexibility in addressing the Company's seasonal borrowing requirements.

   Credit Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment or elimination of certain covenants and extension of the Credit Facility term from March 1997 to July 2000. In August 1999, the Company completed an amendment and extension of the Credit Facility. Among other things, the Credit Facility now provides for maximum borrowings of $200 million. The term of the Credit Facility was extended from July 2000 to June 2003 (provided that at least $50 million of the Notes have been retired or refinanced by July 15,
2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. The Credit Facility is secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. The Credit Facility contains certain restrictions on the operation of the Company's business, including covenants pertaining to capital expenditures, asset sales, operating leases, incurrence of additional indebtedness, ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, and events of default. The Company is in compliance with all the covenants under the respective borrowing agreements.

   Net cash provided by operating activities was $39 million in 1999 compared to $13 million in 1998 and net cash used in operating activities of $6 million in 1997. The significant improvement in 1999 compared to 1998, despite the lower earnings, was attributable to the Company's efforts regarding inventory reductions. This favorable cash flow in 1999 allowed the Company to purchase approximately 6.7 million of its shares for $30 million and to make two acquisitions during the year, while still reducing debt by $10 million. The 1998 improvement in cash provided by operating activities compared to 1997 was attributable to the higher earnings, as working capital requirements increased both in 1998 and 1997.

   At November 30, 1999, net accounts receivable of $144.9 million increased $13.6 million from November 30, 1998, primarily attributable to new businesses. The allowance for doubtful accounts was $8.6 million compared to $8.2 million last year, representing 5.6% of gross receivables in 1999 and 5.9% in 1998. Inventories of $176.2 million at November 30, 1999, including $8.0 million attributable to new businesses, declined $31.5 million or 15.2% from November 30, 1998. During 1999, inventories were reduced in response to the generally lackluster environment at retail for non-casual apparel products, as well as the de-emphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term; prior year end balances reflected earlier production scheduling and expanded lead times associated with increased off-shore production. Inventory turn was comparable to 1998.

   Recoverable and deferred income taxes at November 30, 1999 aggregated $55.3 million compared to $55.0 million at November 30, 1998. Approximately $40 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 1999, the Company had approximately $131 million of federal tax operating loss carryforwards available to offset future taxable income.

   At November 30, 1999, net properties were $39.0 million compared to $51.0 million at November 30, 1998. The decrease was primarily attributable to the write-off of capitalized development costs related to the non-cash charge. Capital additions excluding expenditures associated with the terminated systems project were $6.4 million in 1999 compared to $6.0 million in 1998 and $6.4 million in 1997. Depreciation expense was $7.1 million in 1999, $7.2 million in 1998 and $7.6 million in 1997. The capital expenditure limitations contained in the Company's current borrowing agreements have not, and are not expected to, delay capital expenditures otherwise planned by the Company.

   Total debt at November 30, 1999 of $170.4 million declined $9.6 million compared to the year earlier level. The $15.0 million of notes payable classified as current at November 30, 1999 reflects the anticipated debt reduction during fiscal 2000 under the Company's borrowing arrangements. Total debt, including short term borrowings and current maturities, represented 47% of the Company's total $360 million capitalization at November 30, 1999, compared to 46% at November 30, 1998; the slightly higher debt capitalization ratio, despite the drop in total debt levels, reflected the substantial treasury stock purchases, which reduced equity, as noted below. Total additional borrowing availability at November 30, 1999 under the revolving credit facility was approximately $109 million.

   Shareholders' equity of $189.1 million at November 30, 1999 represented $6.43 book value per share compared to $6.06 book value per share at November 30, 1998. The $21.8 million equity decrease during 1999 reflected the purchase of 6.7 million treasury shares aggregating close to $30 million at an average cost of $4.45 per share, partially offset by the net earnings for the year, ongoing equity sales to employee benefit plans, proceeds from the exercise of stock options and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan. Subsequent to fiscal 1999 year end, an additional .3 million shares have been repurchased completing the aggregate 7 million authorized share repurchase programs. Dividends have not been paid since 1991. The current Credit Facility restricts, but does not prohibit, the payment of dividends.

   Considering the impact of inflation, the current value of net assets would be higher than the Company's $189.1 million book value after reflecting the Company's use of LIFO inventory method and increases in the value of the properties since acquisition. Earnings would be lower than reported, assuming higher depreciation expense without a corresponding reduction in taxes.

Year 2000 Disclosure

   As of the date of this report, the Company has not incurred any significant operating difficulties related to the Year 2000 issue. The Company's Year 2000 efforts encompassed testing, upgrading, enhancing and remediating when necessary its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. The Company also communicated with a significant portion of its customers, suppliers and vendors to determine the extent to which the Company may have been vulnerable to those third parties' failure to remediate their own Year 2000 issues. This process of addressing Year 2000 issues was essentially completed by the end of November 1999 for the substantial portion of the Company's internal systems, related software and compatability with various third party applications.

   The costs incurred relating to ensuring compliance and remediation of the current systems, which included both internal costs of existing employees as well as external contractor and software remediation costs, are estimated to be approximately $3.5 million, of which $3.0 million has been expensed through November 30, 1999, including $2.8 million in fiscal 1999. The remaining estimated amount will be expensed as incurred during fiscal 2000.

   The Company recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues and that issues related to Year 2000 remediation constitute an uncertainty. Its procedures are believed to have been effective to identify and manage the risks associated with Year 2000 compliance, and the probability of a serious Year 2000 issue arising at this time is low. However, there can be no assurance that its remediation process has been fully effective. A reasonable worst case scenario could be a failure by a significant third party in the Company's supply chain to remediate its Year 2000 deficiencies, which could impair the Company's ability to manufacture products, process customer orders or ship goods to its customers. Additionally, failure by the Company to fully remediate its systems could impair the Company's ability to take customer orders, manufacture and ship products, invoice customers or collect payments. The failure to identify and remediate the Company's systems or the failure of key third parties who do business with the Company or governmental agencies to fully remediate their systems that interface with the Company's systems could result in system failures or errors or business interruptions, which could have a material adverse effect on the Company's results of operations and financial condition.

Outlook

   Increasing shareholder value through long-term earnings growth remains a key objective; this would be achieved from a combination of revenue increases, improvements in the gross margin rate and declining operating expenses and financing costs relative to sales. From a product perspective, the Company expects to sustain its preeminent position in tailored clothing, continue to broaden its product offerings in branded sportswear, dress furnishings and golfwear, and to maintain its current womenswear focus.

   As expected, revenues in 1999 were about even with the prior year, with the incremental sales from new businesses essentially offsetting reductions from the lackluster environment for business apparel, expired licensing arrangements and other low margin business which was foregone. Earnings in fiscal 2000 are expected to improve from 1999, principally from better operating margins. Revenues are anticipated to approximate 1999 levels, assuming no new acquisitions during 2000, as modest unit declines in tailored clothing products are anticipated to be about offset by increases in non-tailored clothing offerings. Acquisitions will be pursued which provide opportunities for wider product offerings, channel diversification or operational synergies.

   Product categories other than tailored clothing represent important sources for future revenue and earnings growth. The Hickey-Freeman and Hart Schaffner & Marx premium price point brands, while continuing their very strong market position for tailored clothing, are being more broadly positioned as full "collection" product offerings rather than more limited tailored clothing brands. Hickey-Freeman introduced its sportswear lines several years ago, with emphasis on casual dressing for its affluent core customer; its line of dress shirts and ties were introduced in Fall 1998, and the unit growth experienced in 1999 is expected to continue into 2000. Hart Schaffner & Marx introduced its line of casual products for the Fall 1997 season and its dress furnishings were first delivered commencing with the Fall 1999 season. The Tommy Hilfiger casual slack business has a wide product offering supported by a full in-stock reorder service which is an important component of this business. Pusser's of the West Indies sportswear brand had its initial introduction to specialty retailers during 1999; while currently only a very small percentage of consolidated sales, this product line has revenue and earnings growth potential over the next several years as its distribution is widened. Golfwear is currently marketed under the Bobby Jones and Jack Nicklaus brands through both the "green grass" and "traditional" retail channels, and revenue growth is anticipated in 2000. In the Women's Apparel Group, the Austin Reed and Hawksley & Wight women's lines of tailored coats, pants, shirts and dresses continued to achieve an excellent return on investment despite revenue declines during 1999; the Company's catalog distribution was augmented with an internet sales capability during 1999, which is anticipated to increase in 2000. Additional internet-based initiatives are being evaluated by the Company during 2000.

   Despite the lower reported earnings and earnings per share in 1999, strong cash flow enabled the Company to achieve a $10 million debt reduction by year-end, even after reflecting Company share purchases aggregating approximately $30 million and $14 million expended for acquisitions and related working capital requirements. Free cash flow, which continues to be enhanced from the utilization of tax operating loss carryforwards, was approximately $13 million or $.39 per share. During the first few months of fiscal 2000, the Company completed the remaining purchases pursuant to the 7 million share repurchase authorizations initiated during 1999, representing close to 20% of the outstanding shares at the inception of the repurchase program; further share repurchases are not contemplated at this time. The expansion of its Credit Facility to $200 million from $175 million and extension of maturity as described earlier created additional flexibility with respect to financing alternatives in the future. The Company anticipates that sufficient capital resources will be available to address growth opportunities generated internally or through acquisitions. The Company's $85 million of subordinated debentures outstanding as of November 30, 1999 are callable at 101.6 of par, effective January 15, 2000. Refinancing of these debentures in either the public or private market, or a partial repurchase in open market transactions prior to maturity, are alternatives which will be actively considered during 2000, depending upon financial market conditions; between December 1, 1999 and February 14, 2000, $10.1 million of the debentures were acquired in open market purchases at prices slightly less than par value.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

   The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally in amounts approximating forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in earnings in the period in which the purchase obligations are satisfied. As of November 30, 1999, the Company had entered into foreign exchange contracts, aggregating approximately $20 million corresponding to approximately 24 billion Italian lira, 7 million Canadian dollars and 162 million Japanese yen, primarily related to inventory purchases in fiscal 2000.

   The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of borrowings under its Credit Facility, which bear interest at variable rates. The variable rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect that change in the interest rates would have a material adverse effect on the Company's results of operations. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

   The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. Therefore, the Company does not generally hedge these investments, and there were no hedges of this nature at November 30, 1999.

Item 8--Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----
Financial Statements:
  Report of Independent Accountants........................................  16
  Consolidated Statement of Earnings for the three years ended November 30,
   1999....................................................................  17
  Consolidated Balance Sheet at November 30, 1999 and 1998.................  18
  Consolidated Statement of Cash Flows for the three years ended November
   30, 1999................................................................  19
  Consolidated Statement of Shareholders' Equity for the three years ended
   November 30, 1999.......................................................  20
  Notes to Consolidated Financial Statements...............................  21
  Financial Statement Schedules
    Schedule II--Valuation and Qualifying Accounts......................... F-1
  Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.
Supplementary Data:
  Quarterly Financial Summary (unaudited)..................................  35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 12, 2000

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

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                               Fiscal Year Ended November
                                                          30,
                                               ---------------------------- ---
                                                 1999      1998      1997
                                               --------  --------  --------
Net sales..................................... $726,805  $725,002  $718,135
Licensing and other income....................    2,894     1,882     3,375
                                               --------  --------  --------
                                                729,699   726,884   721,510
                                               --------  --------  --------
Cost of goods sold............................  541,730   540,545   544,003
Selling, general and administrative expenses..  156,560   144,121   143,482
                                               --------  --------  --------
                                                698,290   684,666   687,485
                                               --------  --------  --------
                                                 31,409    42,218    34,025
Non-cash charge re: termination of systems
 project......................................   11,195       --        --
                                               --------  --------  --------
Earnings before interest and taxes............   20,214    42,218    34,025
Interest expense..............................   17,669    18,633    17,480
                                               --------  --------  --------
Earnings before taxes.........................    2,545    23,585    16,545
Tax (provision) benefit.......................     (965)   (8,965)    8,695
                                               --------  --------  --------
Net earnings.................................. $  1,580  $ 14,620  $ 25,240
                                               ========  ========  ========
Earnings per share:
  Basic....................................... $    .05  $    .42  $    .75
                                               ========  ========  ========
  Diluted..................................... $    .05  $    .42  $    .74
                                               ========  ========  ========



         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000's Omitted)

                                                             November 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................. $   2,133  $   5,292
  Accounts receivable, less allowance for doubtful
   accounts of $8,639 in 1999 and $8,210 in 1998.........   144,921    131,342
  Inventories............................................   176,214    207,679
  Prepaid expenses.......................................     6,663      3,234
  Recoverable and deferred income taxes..................    15,005     15,881
                                                          ---------  ---------
    Total current assets.................................   344,936    363,428
                                                          ---------  ---------
INVESTMENTS AND OTHER ASSETS.............................    35,411     31,174
                                                          ---------  ---------
DEFERRED INCOME TAXES....................................    40,332     39,086
                                                          ---------  ---------
PROPERTIES
  Land...................................................     2,255      2,638
  Buildings and building improvements....................    42,079     48,873
  Furniture, fixtures and equipment......................   112,461    118,521
  Leasehold improvements.................................    19,166     18,020
                                                          ---------  ---------
                                                            175,961    188,052
  Accumulated depreciation and amortization..............  (136,967)  (137,018)
                                                          ---------  ---------
  Net properties.........................................    38,994     51,034
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 459,673  $ 484,722
                                                          =========  =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.......................................... $  15,000  $  10,000
  Current maturities of long term debt...................        73         67
  Accounts payable.......................................    40,351     37,987
  Accrued payrolls.......................................    18,518     18,517
  Other accrued expenses.................................    41,283     37,264
                                                          ---------  ---------
    Total current liabilities............................   115,225    103,835
                                                          ---------  ---------
LONG TERM DEBT...........................................   155,300    169,927
                                                          ---------  ---------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized
   and unissued..........................................       --         --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 36,100,814 in 1999 and 34,839,431 in 1998......    90,252     87,099
  Capital surplus........................................    83,834     81,994
  Retained earnings......................................    51,911     50,331
  Unearned employee benefits.............................    (7,161)    (8,464)
  Common shares in treasury, at cost, 6,677,952 at
   November 30, 1999 and -0- at November 30, 1998........   (29,688)       --
                                                          ---------  ---------
  Shareholders' equity...................................   189,148    210,960
                                                          ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $ 459,673  $ 484,722
                                                          =========  =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000's Omitted)

                                                  Fiscal Year Ended November
                                                             30,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
  Net earnings................................... $  1,580  $ 14,620  $ 25,240
  Reconciling items to adjust net earnings to net
   cash provided by (used in) operating
   activities:
    Non-cash charge..............................   11,195       --        --
    Depreciation and amortization................    7,535     7,994     8,644
    Changes in:
      Accounts receivable........................   (3,899)    5,512    (1,300)
      Inventories................................   38,244   (13,162)  (27,867)
      Prepaid expenses...........................   (3,387)      738       (26)
      Other assets...............................      687    (4,003)   (2,759)
      Accounts payable and accrued expenses......  (11,624)   (6,330)      353
      Taxes and deferred taxes...................     (973)    7,812    (7,894)
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities......................................   39,358    13,181    (5,609)
                                                  --------  --------  --------
Cash Flows from investing activities:
  Capital expenditures...........................   (7,820)  (12,753)  (10,086)
  Cash paid for acquisitions.....................   (1,610)   (2,737)      --
                                                  --------  --------  --------
Net cash used in investing activities............   (9,430)  (15,490)  (10,086)
                                                  --------  --------  --------
Cash Flows from financing activities:
  Increase (decrease) in borrowings under Credit
   Facility......................................   (9,486)    2,200     9,500
  Decrease in other long term debt...............     (209)     (281)     (101)
  Purchase of treasury shares....................  (29,711)      --        --
  Other equity transactions......................    6,319     4,056     5,078
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities......................................  (33,087)    5,975    14,477
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (3,159)    3,666    (1,218)
Cash and cash equivalents at beginning of year...    5,292     1,626     2,844
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  2,133  $  5,292  $  1,626
                                                  ========  ========  ========
Supplemental cash flow information
  Net cash paid during year for:
    Interest expense............................. $ 17,500  $ 18,200  $ 16,000
    Income taxes.................................    1,300     1,200       900

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000's Omitted)

                               Par Value of                   Unearned
                                  Common    Capital  Retained Employee  Treasury
                                  Stock     Surplus  Earnings Benefits   Shares
                               ------------ -------  -------- --------  --------
Balance at November 30, 1996.    $83,413    $77,355  $10,471  $(9,273)
  Net earnings for the year..                         25,240
  Issuance of 357,699 shares,
   primarily to employee
   benefit plans.............        895      1,507
  Stock options exercised
   (292,619 shares issued
   upon exercise of 293,646
   options and awards).......        732        937
  Long-term incentive plan
   awards for 132,500 shares,
   net of forfeitures........        331        710            (1,041)
  Issuance of 71,266 shares
   for Restricted Stock
   Awards....................        178        187
  Allocation of unearned
   employee benefits.........                  (762)            1,404
                                 -------    -------  -------  -------   --------
Balance at November 30, 1997.     85,549     79,934   35,711   (8,910)       --
  Net earnings for the year..                         14,620
  Issuance of 312,659 shares,
   primarily to employee
   benefit plans.............        782      1,298
  Stock options exercised
   (119,371 shares issued
   upon exercise of 119,371
   options)..................        298        445
  Long-term incentive plan
   awards for 188,000 shares,
   net of forfeitures........        470      1,070            (1,540)
  Allocation of unearned
   employee benefits.........                  (753)            1,986
                                 -------    -------  -------  -------   --------
Balance at November 30, 1998.     87,099     81,994   50,331  (8,464)        --
  Net earnings for the year..                          1,580
  Issuance of 1,048,567
   shares, primarily to
   employee benefit plans....      2,621      1,989
  Long-term incentive plan
   awards for 175,750 shares.        439        533              (972)
  Allocation of unearned
   employee benefits.........                  (868)            2,275
  Stock options exercised
   (37,066 shares issued upon
   exercise of 42,221
   options)..................         93        186                           23
  Purchase of treasury
   shares....................                                            (29,711)
                                 -------    -------  -------  -------   --------
Balance at November 30, 1999.    $90,252    $83,834  $51,911  $(7,161)  $(29,688)
                                 =======    =======  =======  =======   ========

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

   Fair Value of Financial Instruments -- The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

   Cash and Cash Equivalents -- The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   Inventories -- Inventories are stated at the lower of cost or market. At November 30, 1999 and 1998, approximately 41% of the Company's total inventories at each year end, are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

   Property, Plant and Equipment -- Properties are stated at cost. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements, 3 to 15 years for furniture, fixtures and equipment and 3 to 5 years for software. Leasehold improvements are amortized over the terms of the respective leases.

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

   Comprehensive Income -- Effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 -- "Reporting Comprehensive Income", which requires disclosure of transactions from non-owner sources which affect shareholders' equity in a separate financial statement for the period in which they are recognized. Adoption of this statement had no effect on the Company's reported financial position, results of operations or cash flows for the periods ended November 30, 1999, as these transactions were nominal.

   Revenue Recognition -- Sales are recognized at the time the order is shipped, and returns are netted against sales. Catalog sales are net of expected returns and exclude sales tax. Income from licensing arrangements is recorded when received.

   Advertising Costs -- Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $28.2 million in 1999, $25.9 million in 1998 and $23.4 million in 1997 are included in the accompanying Statement of Earnings. Prepaid expenses at November 30, 1999 include deferred advertising costs of $1.3 million ($1.0 million at November 30, 1998), which will be reflected as an expense during the quarterly period benefited.

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

   Retiree Medical Plan -- A contributory health insurance plan has been made available to non-union retired employees and eligible dependents whereby retirees electing to receive the coverage made contributions to offset the cost of the retiree plan. Effective January 1, 1998, the plan became an insured plan and retirees electing to receive the coverage make the required premium payments to the insurance company providing benefits under the plan. Effective August 1, 1998, the plan is no longer offered to new retirees. Approximately 140 retired employees are currently participating.

   Other Postemployment Benefits -- Postemployment benefit expense, which is recorded in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", was not significant in any of the three years ended November 30, 1999.

   Stock Options -- The Company has elected to follow APB 25 and related Interpretations under which the Company uses the intrinsic value method of measuring stock compensation cost. Under this method, compensation cost is the excess, if any, of the quoted market price of the Company's stock on the date of grant over the amount the individual must pay for the stock.

   Concentrations of Credit Risk and Financial Instruments -- Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, off-price marketers, catalogs and through electronic commerce channels. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are mitigated due to the large number and diversity of customers comprising the Company's customer base. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

   The only customer that exceeded 10% of consolidated revenues represented approximately 18%, 16% and 15% of sales in 1999, 1998 and 1997, respectively. Accounts receivable from the largest customer represented approximately 14% and 12% of the Company's gross accounts receivable at November 30, 1999 and 1998, respectively.

   The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally in amounts approximating forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods and are included in cost of goods sold in the accompanying Statement of Earnings. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in the period in which the purchase obligations are satisfied. As of November 30, 1999, the Company had entered into foreign exchange contracts for Italian Lire, Canadian dollars and Japanese yen, for approximately $20 million ($23 million at November 30, 1998), related to future inventory purchases.

   From time to time, the Company has entered into interest rate protection agreements; however, in fiscal 1999, 1998 or 1997, the Company did not enter into any such agreements.

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

      Year Ended
      November 30,                                                Basic  Diluted
      ------------                                                ------ -------
       1999.....................................................  32,790 32,861
       1998.....................................................  34,486 34,885
       1997.....................................................  33,748 34,167

   Recent Accounting Pronouncements -- Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 137, is required to be adopted by the Company for its fiscal fourth quarter beginning September 1, 2000. FAS 133 requires disclosures of the objectives for holding or issuing derivative instruments, the context to understand the objectives and the strategies for achieving the objectives, as well as disclosures related to the impact of derivatives as reflected in the statement of comprehensive income.

   The Company believes that adoption of this statement will not have a significant effect on its reported financial position, results of operations, cash flows or on its financial statement disclosures.

Acquisitions


   In November 1998, the Company completed the acquisition of the wholesale apparel business of Pusser's, Ltd., from an entity which operates restaurants, pubs and retail stores carrying tropical and nautical sportswear apparel as well as other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories related to the wholesale business. Amounts paid for the trademarks and inventories aggregated $2.7 million; additional amounts may be payable in future years based on revenues or operating earnings associated with the trademarks.

   Effective December 1, 1998, the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a Canadian based manufacturer and marketer of men's apparel. On August 27, 1999, the Company acquired 100% of the capital stock of The Royal Shirt Company, Ltd. ("Royal"), a Canadian based manufacturer and marketer of dress and sport shirts for men and women. Royal continues as a manufacturing resource for products marketed by the Company. Regarding the Coppley and Royal acquisitions, the fair value of assets acquired was $20.3 million and liabilities were $18.7 million.

   The results of operations of Pusser's, Coppley and Royal since the date of their respective acquisition are included in the accompanying financial statements.

Financing

   During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three-year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $35 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Various Credit Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in fees, administrative charges, and effective borrowing rates, adjustment or elimination of certain covenants and the extension of the Credit Facility term from March 1997 to July 2000.

   In August 1999, the Company completed an amendment and extension of the Credit Facility. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million). The term of the Credit Facility was extended from July 2000 to June 2003 (provided that at least $50 million of the Notes have been retired or refinanced by July 15,
2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates selected by the Company which are currently either (i) LIBOR plus 1.00%-1.50% or (ii) the prime rate of a major bank. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

   The Notes and Credit Facility currently contain various restrictive covenants covering ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, additional debt incurrence, capital expenditures, asset sales, operating leases, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all the covenants under the respective borrowing agreements.

   During fiscal 1999 and 1998, the Company purchased $.1 million and $.2 million, respectively, face value of its Notes at a small premium, resulting in a nominal loss, which has been reflected in Licensing and Other Income in the respective years.

   At November 30, 1999 and 1998, long term debt, less current maturities, comprised the following (000's omitted):

                                                                1999     1998
                                                              -------- --------
      Borrowings under Credit Facility....................... $ 65,614 $ 75,100
      10 7/8% Senior Subordinated Notes, net.................   84,769   84,837
      Industrial development bonds...........................   17,344   17,371
      Other debt.............................................    2,646    2,686
                                                              -------- --------
                                                               170,373  179,994
      Less--current..........................................   15,073   10,067
                                                              -------- --------
      Long term debt......................................... $155,300 $169,927
                                                              ======== ========

   Industrial development bonds ("IDBs"), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $9.4 million at November 30, 1999. Interest rates on the various borrowing agreements range from 5.0% to 8.5% (average of 7.6% at November 30, 1999 and 7.4% at November 30, 1998). Two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

   Other long term debt includes installment notes and mortgages and the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary due September 1, 2007. Interest rates ranged from 8% to 8.5% per annum (average of 8.5% at November 30, 1999 and 8.4% at November 30, 1998).

   Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $4.6 million at November 30, 1999 and $4.9 million at November 30, 1998.

   The approximate principal reductions required during the next five fiscal years, including reductions under the Senior Subordinated Notes which are due in 2002 and the Credit Facility which expires in 2003, are as follows: $.1 million in 2000; $.1 million in 2001; $85.0 million in 2002; $65.6 million in 2003; and zero in 2004. The Senior Subordinated Notes are callable at 103.1% of par effective on January 15, 1999, dropping to 101.6% of par at January 15, 2000 and at par on January 15, 2001.

   On December 1, 1988, The Hartmarx Employee Stock Ownership Plan ("ESOP") borrowed $15 million from a financial institution and purchased from the Company 620,155 shares of treasury stock at the market value of $24.19 per share. Prior to 1994, the ESOP loan was guaranteed by the Company, and, accordingly, the amount outstanding had been included in the Company's consolidated balance sheet as a liability and shareholders' equity had been reduced for the amount representing unearned employee benefits. In 1994, the Company purchased the remaining interest in the loan from the financial institution holding the ESOP note. Company contributions to the ESOP are used to repay loan principal and interest. The common stock is allocated to ESOP participants ratably over the term of the loan as the loan principal and interest is repaid or accrued and amounts reflected as unearned employee benefits are correspondingly reduced.

   Information related to loan repayments by the ESOP are as follows (000's omitted):

                                                            1999   1998   1997
                                                           ------ ------ ------
      Principal payments.................................. $1,331 $1,211 $1,101
      Interest payments...................................    714    833    943
                                                           ------ ------ ------
      Total loan payments made by ESOP.................... $2,045 $2,044 $2,044
                                                           ====== ====== ======

   As of November 30, 1999, 445,818 of the 620,155 shares of common stock owned by the ESOP have been allocated to the accounts of the ESOP participants. There were 174,337 shares committed to be released, and the fair market value of those unearned ESOP shares was approximately $.7 million.

Notes Payable

   The following summarizes information concerning notes payable (000's omitted):

                                                     1999      1998      1997
                                                   --------  --------  --------
      Outstanding at November 30.................  $ 65,614  $ 75,100  $ 72,900
      Maximum month end balance during the year..   115,500   120,700   104,900
      Average amount outstanding during the year.    93,800    97,500    74,200
      Weighted daily average interest rate during
       the year..................................       6.6%      7.2%      7.5%
      Weighted average interest rate on
       borrowings at November 30.................       7.0%      6.6%      7.4%

Inventories

   Inventories at fiscal year end were as follows (000's omitted):

                                                             November 30
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
      Raw materials.................................. $ 58,352 $ 48,969 $ 54,741
      Work in process................................   19,269   30,904   35,959
      Finished goods.................................   98,593  127,806  103,080
                                                      -------- -------- --------
                                                      $176,214 $207,679 $193,780
                                                      ======== ======== ========

   The excess of current cost over LIFO costs for certain inventories was $35.3 million in 1999, $36.1 million at November 30, 1998 and $35.2 million at November 30, 1997.

Taxes on Earnings

   The tax (provision) benefit is summarized as follows (000's omitted):

                                                       1999    1998     1997
                                                       -----  -------  -------
      Federal......................................... $ (80) $  (434) $  (556)
      State and local.................................   100   (1,103)    (940)
      Foreign.........................................  (936)     --       --
                                                       -----  -------  -------
          Total current...............................  (916)  (1,537)  (1,496)
                                                       -----  -------  -------
      Federal.........................................   (99)  (7,428)  (4,794)
      State and local.................................   --       --       --
      Foreign.........................................    50      --       --
                                                       -----  -------  -------
          Total deferred..............................   (49)  (7,428)  (4,794)
                                                       -----  -------  -------
      Change in valuation allowance...................   --       --    14,985
                                                       -----  -------  -------
      Total tax (provision) benefit................... $(965) $(8,965) $ 8,695
                                                       =====  =======  =======

   The difference between the tax benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to pre-tax income, taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                       1999    1998     1997
                                                      ------  -------  -------
      Earnings before taxes.......................... $2,545  $23,585  $16,545
                                                      ======  =======  =======
      Tax provision computed at statutory rate....... $ (865) $(8,019) $(5,625)
      State and local taxes on earnings, net of
       federal tax benefit...........................     66     (728)    (620)
      Foreign........................................    (82)     --       --
      Change in valuation allowance..................    --       --    14,985
      Other--net.....................................    (84)    (218)     (45)
                                                      ------  -------  -------
      Total tax (provision) benefit.................. $ (965) $(8,965) $ 8,695
                                                      ======  =======  =======

   At November 30, 1999 and 1998, there was no valuation allowance offsetting the deferred tax asset. A portion of the Company's deferred tax asset had been reserved in prior years through the establishment of a tax valuation allowance. The valuation allowance was originally recorded upon consideration of the operating losses incurred during the 1990-1992 fiscal years and related uncertainty associated with realization of the tax benefit of operating loss carryforwards, which is ultimately dependent upon the generation of future earnings by the Company. The net tax asset recorded considers amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

   The Company periodically reevaluated its deferred income tax asset during the 1997 fiscal year and reversed the then remaining valuation allowance of $15 million.

   At November 30, 1998, the Company had a net deferred tax asset of $55.0 million comprised of deferred tax assets of $78.9 million less deferred tax liabilities aggregating $23.9 million. The principal deferred tax assets included operating loss carryforwards of $47.0 million, alternative minimum tax credit carryforwards ("AMT") and other tax credit carryforwards of $6.1 million, $20.7 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes and $5.1 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes). Deferred tax liabilities included excess tax over book depreciation of $2.0 million and $12.0 million related to employee benefits, principally pensions.

   At November 30, 1999, the Company had a net deferred tax asset of $55.3 million comprised of deferred tax assets of $76.8 million less deferred tax liabilities aggregating $21.5 million. The principal deferred tax assets included net operating loss carryforwards of $45.7 million, AMT and other tax credit carryforwards of $6.1 million, $19.8 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes and $5.2 million attributable to TRA items. Deferred tax liabilities included excess tax over book depreciation of $1.4 million and $9.0 million related to employee benefits, principally pensions.

   As of November 30, 1999, the Company had approximately $131 million of tax operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards expire from 2007 to 2010. AMT tax credit carryforwards of $6.0 million can be carried forward indefinitely.

Commitments and Contingencies

   The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

   At November 30, 1999, total minimum rentals under noncancellable operating leases were as follows (000's omitted):

      Years                                                             Amount
      -----                                                             -------
      2000............................................................. $ 6,541
      2001.............................................................   5,537
      2002.............................................................   5,097
      2003.............................................................   4,732
      2004.............................................................   4,520
      Thereafter.......................................................  11,605
                                                                        -------
      Total minimum rentals due........................................ $38,032
                                                                        =======

   Rental expense, including rentals under short term leases, aggregated $10.7 million, $10.9 million and $11.2 million in fiscal 1999, 1998 and 1997, respectively.

   Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments, as part of the minimum rentals.

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

Employee Benefits

 Pension Plans

   The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $1.4 million in 1999, $6.4 million in 1998 and $7.6 million in 1997. As discussed elsewhere in this footnote, certain current pension costs and obligations related to a multi-employer plan were assumed by the Company's single employer plan, effective as of October 1, 1998. The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans.

   The present value of accumulated benefits of one multi-employer plan has been substantially in excess of the plan assets currently available for such benefits. The employer participants in this underfunded multi-employer plan along with the Union of Needletrades, Industrial & Textile Employees ("UNITE") and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement during 1996 intended to provide further clarity regarding the future of the plan. Among other things, employee benefit accruals were frozen at existing levels and each employer's current and future contribution rate was frozen at 10.33% of wages. Each participating employer's maximum contingent withdrawal liability was individually capped as of December 31, 1994 and is being reduced by approximately 90% of the amounts contributed subsequent to January 1, 1996. Withdrawal liabilities arising from the bankruptcy of any participating employer will no longer be reallocated to the remaining participating employers. If a funding deficiency, as defined under the Act, occurs in the future, each employer's mass withdrawal liability would be fixed at the December 31, 1994 amount less the cumulative credited contributions (the "net withdrawal liability"). That net withdrawal liability would be payable over 20 years in quarterly installments plus interest at a fixed annualized rate of 6.2%. Through September 30, 1998, approximately $15.5 million of the contributions made by the Company were applied to reduce the amount which would represent its contingent net withdrawal liability, estimated at approximately $56.1 million as of September 30, 1998.

   Effective October 1, 1998, the Company entered into a separate agreement with the trustees of the underfunded multi-employer plan as discussed above, along with UNITE which, among other things, provides for an assumption by the Company sponsored pension plan of the retirement liabilities of certain current, terminated vested and retired employees of the Company who were participants in the underfunded multi-employer plan. This agreement has been approved by the Internal Revenue Service and the Pension Benefit Guaranty Corporation. The Company's remaining contingent net actuarial withdrawal liability to the underfunded multi-employer plan of approximately $56.1 million was satisfied by the assumption of a near equivalent amount of these liabilities. Also effective October 1, 1998, the Company ceased future contributions to the multi-employer plan for the applicable employees (aggregating approximately $6 million on an annualized basis). The costs associated with the accrual of benefits going forward, along with the interest associated with prior service cost, are being reflected by the Company sponsored pension plan.

   The Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees and certain union employees who have elected to participate in the plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on an unfunded basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years ($160,000 limitation for 1999).

   Company contributions, if any, are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. There were no employer contributions allowed or made in each of the three years ended November 30, 1999.

   Components of net periodic benefit cost for the three years ended November 30, 1999 were as follows (000's omitted):

                                                      1999     1998     1997
                                                    --------  -------  -------
      Service cost................................. $ (6,537) $(4,546) $(3,820)
      Interest cost................................  (12,788)  (9,397)  (8,300)
      Expected return on plan assets                  17,649   16,832   14,720
      Recognized net actuarial gain................    1,108    1,949    1,275
      Net amortization.............................   (2,459)    (351)      29
                                                    --------  -------  -------
      Net periodic pension income (expense)........ $ (3,027) $ 4,487  $ 3,904
                                                    ========  =======  =======

   The above amounts are prior to consideration of periodic pension expense of $1.7 million in 1999, $1.4 million in 1998 and $1.5 million in 1997 related to the Company's non-qualified supplemental pension plan covering certain employees providing for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for the limitations imposed by income tax regulations. The related amounts reflected in the consolidated balance sheet at November 30, 1999 and 1998 were $9.6 million and $7.9 million, respectively.

   Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 1999, the plan assets of $202.7 million included 1,737,712 shares of the Company's stock with a market value of approximately $6.6 million.

   The following sets forth the information related to the change in the benefit obligation and change in plan assets of the principal pension plan at November 30 (000's omitted):

                                                               November 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
      Change in Benefit Obligation
        Benefit obligation at beginning of year............. $194,909  $117,858
        Service cost........................................    6,537     4,546
        Interest cost.......................................   12,788     9,397
        Amendments..........................................    2,588    56,890
        Actuarial (gain) or loss............................  (17,384)   14,322
        Benefits paid.......................................  (12,434)   (8,104)
                                                             --------  --------
        Benefit obligation at end of year...................  187,004   194,909
                                                             --------  --------
      Change in Plan Assets
        Fair value of plan assets at beginning of year......  202,653   194,258
        Actual return on plan assets........................   10,852    16,499
        Benefits paid.......................................  (12,434)   (8,104)
                                                             --------  --------
        Fair value of plan assets at end of year............  201,071   202,653
                                                             --------  --------
        Funded status.......................................   14,067     7,744
        Unrecognized net actuarial gain.....................  (34,587)  (25,108)
        Unrecognized prior service cost.....................   55,896    55,767
                                                             --------  --------
        Prepaid benefit cost................................ $ 35,376  $ 38,403
                                                             ========  ========

                                                               1999      1998
                                                             --------  --------
      Weighted-Average Assumptions as of November 30
        Discount rate.......................................     7.50%     6.75%
        Expected return on plan assets......................     8.75%     8.75%
        Rate of compensation increase.......................     5.00%     5.00%

 Savings Investment and Employee Stock Ownership Plans

   The Company offers a qualified defined contribution plan, the Hartmarx Savings-Investment Plan ("SIP"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Employees participating in this plan automatically participate in the ESOP. Participation in SIP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made through the ESOP, based on the employee's level of participation, and is invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Through June 30, 1998, the employer contribution was one-fourth of the first 1% of earnings contributed by the employee plus one-twentieth thereafter. Effective July 1, 1998, the employer contribution was increased to one-fourth of the first, second and third 1% of earnings and one-tenth thereafter. Effective July 1, 1999, the employer contribution was increased to one-fourth of the first 6% of earnings contributed by the employee. The Company's expense related to the ESOP is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated ESOP shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense was $1.3 million in 1999 and $1.2 million in 1998 and 1997, respectively. The Company's annual contributions were $2.0 million in each of the respective years. At November 30, 1999, the assets of SIP and ESOP funds had a market value of approximately $65.6 million, of which approximately $8.5 million was invested in 2,209,153 shares of the Company's common stock.

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

Stock Purchase Rights

   On December 6, 1995, the Company's Board of Directors approved a new Stockholder Rights Plan, which took effect immediately upon the expiration of the then existing Rights on January 31, 1996. A dividend of one Right per common share was distributed to stockholders of record January 31, 1996 and with common shares issued subsequently. This dividend distribution of the Rights was not taxable to the Company or its stockholders. Each Right, expiring January 31, 2006, represents a right to buy from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock, $1.00 par value, at a price of $25 per Right.

   Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless an Acquiring Person, as defined in the 1995 Rights Agreement, acquires 15 percent or more, or announces an offer that could result in acquiring 15 percent or more, of the Company's common shares. Following an acquisition of 15 percent or more of the Company's common shares (a "Stock Acquisition"), each Right holder, except the 15 percent or more stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the 15 percent or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror's stock having a value of twice the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired. Generally, Rights may be redeemed for $.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

Stock Option Plans and Restricted Stock

   The Company has in effect the 1985 Stock Option Plan ("1985 Plan"), the 1988 Stock Option Plan ("1988 Plan"), the 1995 Incentive Stock Plan ("1995 Plan") and the 1998 Incentive Stock Plan ("1998 Plan") under which officers, key employees and directors (with respect to the 1988 Plan) may be granted options to purchase the Company's common stock at prices equal to or exceeding the fair market value at the date of grant. Generally, options under the 1985 Plan are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after the date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after the date of grant for participants employed by the Company for at least five years. Options granted under the 1988 Plan, 1995 Plan and 1998 Plan have exercise provisions similar to the 1985 Plan, although some grants become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date. No additional grants will be made under the 1985, 1988 and 1995 Plans. Following the stockholder adoption of the 1998 Incentive Stock Plan in April 1998, shares covered by grants or awards under the terms of the 1985, 1988 or 1995 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 1998 Plan and will be made available for grants under the 1998 Plan. Options granted under the 1998 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations or exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors. Under certain circumstances, vesting may be accelerated for options granted under the various plans.

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

   Information regarding employee stock option activity for the three years ended November 30, 1999 is as follows:

                                                            Price Per Share
                                                        ------------------------
                                             Number of                  Weighted
                                              Shares         Range      Average
                                             ---------  --------------- --------
      Balance at November 30, 1996.......... 2,415,345  $5.25 to $30.81  $ 6.32
        Granted.............................   378,000  $7.72 to $8.06     7.74
        Exercised...........................  (216,940) $5.25 to $6.88     5.66
        Expired or terminated...............  (100,218) $5.25 to $30.81   12.05
                                             ---------
      Balance at November 30, 1997.......... 2,476,187  $5.25 to $21.31    6.37
        Granted.............................   498,000  $7.31 to $8.09     8.06
        Exercised...........................   (86,934) $5.25 to $6.88     5.82
        Expired or terminated...............   (90,072) $5.25 to $21.31   14.64
                                             ---------
      Balance at November 30, 1998.......... 2,797,181  $5.25 to $16.00    6.42
        Granted.............................   498,250  $3.84 to $5.66     5.42
        Expired or terminated...............   (55,247) $5.25 to $8.09     6.35
                                             ---------
      Balance at November 30, 1999.......... 3,240,184  $3.84 to $16.00    6.27
                                             =========

   At November 30, 1999, 3,868,934 shares were reserved for options and restricted stock awards outstanding, and 545,275 shares were available for future stock options and/or restricted stock awards (1,133,485 shares available at November 30, 1998).

   Information on exercisable employee stock options at each date is as follows:

                                                              Options   Average
           Date                                             Exercisable  Price
           ----                                             ----------- -------
      November 30, 1999....................................  2,632,178   $6.44
      November 30, 1998....................................  2,155,570   $6.07
      November 30, 1997....................................  1,963,591   $6.17

   Information on employee stock options outstanding and exercisable at November 30, 1999 is as follows:

                                               Weighted
                                                Average
                                            ---------------
                                            Remaining                   Weighted
                                  Number     Life in          Number    Average
Range of Prices                 Outstanding   Years   Price Exercisable  Price
---------------                 ----------- --------- ----- ----------- --------
$3.84 to $5.25.................  1,165,745     3.6    $5.22    989,248   $5.25
$5.53 to $7.06.................  1,224,189     6.1     6.10    832,149    6.37
$7.72 to $16.00................    850,250     8.0     7.96    810,781    7.95
                                 ---------            -----  ---------   -----
                                 3,240,184            $6.27  2,632,178   $6.44
                                 =========            =====  =========   =====

   Information regarding long term incentive restricted stock plan awards pursuant to the 1995 Plan and 1998 Plan for the three years ended November 30, 1999 is as follows:

                                     Number       Price Per Share
                                       of     -----------------------  Vesting
                                     Shares   Average      Range      Threshold
                                     -------  ------- --------------- ---------
      Balance November 30, 1996..... 132,500   $5.94  $5.94            $ 9.00
      Granted to 18 executives...... 142,500   $7.72  $7.72            $11.50
      Cancelled..................... (10,000)  $5.94  $5.94
                                     -------
      Balance November 30, 1997..... 265,000   $6.90  $5.94 to $7.72
      Granted to 28 executives...... 204,000   $8.09  $8.09            $12.50
      Cancelled..................... (16,000)  $6.89  $5.94 to $7.72
                                     -------
      Balance November 30, 1998..... 453,000   $7.43  $5.94 to $8.09
      Granted to 28 executives...... 175,750   $5.53  $5.53            $ 9.00
                                     -------
      Balance November 30, 1999..... 628,750   $6.90  $5.53 to $8.09
                                     =======

All of the above awards vest at the earliest of ten years from the date of grant, retirement at age 65, the Company's stock price exceeding the vesting threshold price for thirty consecutive calendar days, as shown above, or as otherwise authorized by the Compensation and Stock Option Committee of the Board of Directors. As of November 30, 1999, none of the awards had vested. Expense is being recognized over the anticipated vesting period of the awards.

   The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for an annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares to be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for an annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the market value of a share on the date of the annual meeting. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 1999 is as follows:

                                       1999            1998           1997
                                  --------------- --------------- --------------
                                            Avg.            Avg.           Avg.
                                  Shares   Price  Shares   Price  Shares   Price
                                  -------  ------ -------  ------ -------  -----
Balance beginning of year........ 274,555  $ 4.85 270,604  $ 5.45 313,986  $5.09
Granted:
  Fair Market Value..............  36,882    4.88  19,776    8.09  18,664   7.50
  $1.00 Option...................  20,619    1.00  11,284    1.00  13,460   1.00
  DDSA...........................  36,882     --   19,776     --    1,200    --
Exercises:
  Fair Market Value..............     --      --  (11,490)   6.09 (40,760)  6.01
  $1.00 Option................... (42,221)   1.00 (20,947)   1.00 (31,608)  1.00
  DDSA...........................     --      --      --      --   (4,338)   --
Expired:
  Fair Market Value.............. (36,837)  11.08 (14,448)  15.57     --     --
                                  -------  ------ -------  ------ -------  -----
Balance end of year.............. 289,880  $ 3.73 274,555  $ 4.85 270,604  $5.45
                                  =======  ====== =======  ====== =======  =====

At November 30, 1999, 41,726 shares were available for future DSOs and DDSAs.

   The weighted average fair value of options granted was estimated to be $2.68, $4.13 and $3.92 in 1999, 1998 and 1997, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data from December 1, 1992 (25% to 39%), the first day of the fiscal year subsequent to the Company's 1992 restructuring, and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (4.81% to 6.94%). The expected lives are between five and ten years, and no dividends are assumed.

   Pro-forma information related to stock based compensation is as follows (in millions):

                                                               1999 1998  1997
                                                               ---- ----- -----
      Additional compensation expense......................... $1.8 $ 2.1 $ 1.0
      Pro forma net earnings..................................  0.5  13.3  24.5
      Pro forma diluted earnings per share....................  .02   .38   .72

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The pro forma amounts may not be representative of the future effects on reported net income and net income per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new options awards are granted each year.

Non-Cash Charge Re: Systems Project Termination

   Results for the fiscal year ended November 30, 1999 include a second quarter non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect a writedown of capitalized development costs related to the termination of an enterprise resource planning system project which had been anticipated to be implemented company-wide. The project software had been installed at one operating company representing less than 5% of consolidated sales, and, after extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation would not be appropriate. Although legal action has been initiated against the principal software provider to recover damages incurred, no recovery has been assumed in determining the reported non-cash charge.

Operating Segment Information

   The Company is engaged in the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings; the Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct mail catalog.

   Effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131--"Disclosures About Segments of an Enterprise and Related Information". Information on the Company's operations for the three years ended November 30, 1999 is summarized as follows (in millions):

                                                  Men's  Women's
                                                 Apparel Apparel
1999                                              Group   Group   Adj.   Consol.
----                                             ------- ------- ------  -------
Sales........................................... $672.6   $54.2  $  --   $726.8
Earnings (loss) before taxes....................   37.9     5.7   (41.1)    2.5
Gross assets at year end........................  338.8    28.1    92.8   459.7
Depreciation and amortization...................    6.3     0.5     0.3     7.1
Property additions..............................    7.0     0.6     0.2     7.8
                                                  Men's  Women's
                                                 Apparel Apparel
1998                                              Group   Group   Adj.   Consol.
----                                             ------- ------- ------  -------
Sales........................................... $665.0   $60.0  $  --   $725.0
Earnings (loss) before taxes....................   43.9     6.8   (27.1)   23.6
Gross assets at year end........................  364.3    29.8    90.6   484.7
Depreciation and amortization...................    6.4     0.4     0.4     7.2
Property additions..............................   11.3     1.3     0.2    12.8
                                                  Men's  Women's
                                                 Apparel Apparel
1997                                              Group   Group   Adj.   Consol.
----                                             ------- ------- ------  -------
Sales........................................... $658.5   $59.6  $  --   $718.1
Earnings (loss) before taxes....................   36.3     6.7   (26.5)   16.5
Gross assets at year end........................  349.4    25.6    95.4   470.4
Depreciation and amortization...................    6.9     0.4     0.4     7.7
Property additions..............................    9.6     0.2     0.3    10.1

   During the years ended November 30, 1999, 1998 and 1997, there were no intergroup sales, and there was no change in the basis of measurement of group earnings or loss.

   Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefited. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

   Amounts included in the "adjustment" column for earnings before taxes consist principally of interest expense and general corporate expenses; the 1999 earnings before tax amount also includes the non-cash charge. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties. Adjustments of depreciation and amortization and net property additions are for corporate properties.

Quarterly Financial Summary (Unaudited)

   Selected quarterly financial and common share information for each of the four quarters in fiscal 1999 and 1998 is as follows (000's omitted):

                                            First     Second    Third    Fourth
      1999                                 Quarter  Quarter(1) Quarter  Quarter
      ----                                 -------- ---------- -------- --------
      Sales............................... $176,402  $172,680  $185,566 $192,157
      Gross profit........................   43,580    44,882    46,672   49,941
      Earnings (loss) before taxes........    2,265    (9,375)    4,240    5,415
      Net earnings (loss).................    1,405    (5,810)    2,630    3,355
      Earnings (loss) per share:
        Basic.............................      .04      (.17)      .08      .11
        Diluted...........................      .04      (.17)      .08      .11

      1998
      ----
      Sales............................... $179,324  $167,492  $195,203 $182,983
      Gross profit........................   44,076    42,630    48,755   48,996
      Earnings before taxes...............    4,040     1,655     8,445    9,445
      Net earnings........................    2,505     1,025     5,235    5,855
      Earnings per share:
        Basic.............................      .07       .03       .15      .17
        Diluted...........................      .07       .03       .15      .17

--------
(1) 1999 second quarter included a pre-tax non-cash non-recurring charge of $11.2 million ($6.9 million or $.21 per share after-tax) relating to the write-off of systems project development costs. Excluding this adjustment, earnings before taxes for the second quarter would have been $1.8 million, and net earnings for the second quarter would have been $1.1 million or $.04 per share, basic and diluted.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   Information contained under the caption "Information About Nominees For Directors" on pages 2 to 5 of the Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

   Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Annual Report on Form 10-K.

Item 11--Executive Compensation

   Information contained under the caption "Executive Officer Compensation" on pages 6 to 10 and "Information about Nominees for Directors" on pages 2 to 5 of the Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   Information contained in the Proxy Statement for the 2000 Annual Meeting under the captions "Security Ownership of Directors and Officers" on page 14 and "Ownership of Common Stock" on page 15 is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions

   Information contained in the Proxy Statement for the 2000 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 5 is incorporated herein by reference.

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

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 1999.

                              HARTMARX CORPORATION

                               Index to Exhibits

 Exhibit No.
     and
 Applicable
 Section of
   601 of
 Regulation
     S-K
 -----------                                                                ---
 *3-A        Restated Certificate of Incorporation (Exhibit 3-A to Form
             10-K for the year ended November 30, 1993), (1).
 *3-A-1      Certificate of Amendment for increase in authorized shares of Common Stock (Exhibit
             3-A-2 to Form 10-K for the year ended November 30, 1993),
             (1).
 *3-A-2      Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General
             Corporation Law (S)102(b)(7) (Exhibit 3-A-3 to Form 10-K for
             the year ended November 30, 1993), (1).
 *3-A-3      Certificate of Designation, Preferences and Rights of Series
             A Junior Participating Preferred Stock (Exhibit 3-A-3 to
             Form 10-K for the year ended November 30, 1995), (1).
  3-B        By-laws of the Company, as amended to the date hereof.
 *4-A        Rights Agreement, dated as of December 6, 1995, between the
             Company and First Chicago Trust Company of New York, as
             Rights Agent, which includes as Exhibit A the Certificate of
             Designation, Preferences and Rights of Series A Junior
             Participating Preferred Stock and as Exhibit B the form of
             Rights Certificate (Exhibit 4.1 to Form 8-K filed December
             29, 1995), (1).
 *4-B        Indenture, dated as of March 15, 1994, between the Company and Bank One Wisconsin Trust Company, N.A., Trustee,
             relating to the 10 7/8% Senior Subordinated Notes due 2002 of Hartmarx Corporation (Exhibit 4-D to Form 10-Q for the
             quarter ended February 28, 1994), (1).
 *4-B-1      Instrument of Resignation, Appointment and Acceptance, dated
             July 31, 1995, accepting the resignation of Bank One
             Wisconsin Trust Company, N.A. and appointing Bank One
             Columbus, N.A. as successor Paying Agent, Registrar and
             Trustee under the Indenture (Exhibit 4-B-1 to Form 10-K for the year ended November 30, 1995), (1).
 *4-C        Amended and Restated Credit Agreement, dated as of August
             18, 1999, among the Company, the Lenders listed therein and
             General Electric Capital Corporation, as Managing Agent and
             Collateral Agent (Exhibit 4-C to Form 10-Q for the quarter ended August 31, 1999), (1).
 *10-A       1998 Incentive Stock Plan (Exhibit A to Proxy Statement of
             the Company relating to the 1998 Annual Meeting), (1). **
 *10-A-1     1995 Stock Plan for Non-Employee Directors (Exhibit B to
             Proxy Statement of the Company relating to the 1995 Annual
             Meeting), (1). **
 *10-B       Description of Hartmarx Management Incentive Plan
             (Information to be included under the caption "REPORT OF THE
             COMPENSATION COMMITTEE--Executive Compensation Program--
             Short-Term Incentives" on pages 11 and 12 in the Proxy
             Statement of the Company relating to the 2000 Annual
             Meeting), (1). **
 *10-C       Description of Hartmarx Long Term Incentive Plan
             (Information to be included under the caption "REPORT OF THE
             COMPENSATION COMMITTEE--Executive Compensation Program--
             Long-Term Incentives" on page 12 in the Proxy Statement of the Company relating to the 2000 Annual Meeting), (1). **
 *10-D-1     Form of Deferred Compensation Agreement, as amended, between the Company and Directors Abboud, Farley, Jacobs and
             Marshall (Exhibit 10-D-1 to Form 10-K for the year ended
             November 30, 1993), (1). **

 Exhibit No.
     and
 Applicable
 Section of
   601 of
 Regulation
     S-K
 -----------                                                                ---
 *10-D-2     Form of First Amendment to Director Deferred Compensation
             Agreement between the Company and Directors Abboud, Farley,
             Jacobs and Marshall (Exhibit 10-D-2 to Form 10-K for the
             year ended November 30, 1994), (1). **
 *10-E-1     Form of Deferred Compensation Agreement, as amended, between the Company and Messrs. Hand, Patel, Morgan, Wohlschlaeger
             and Condon (Exhibit 10-E-1 to Form 10-K for the year ended
             November 30, 1993), (1). **
 *10-E-2     Form of First Amendment to Executive Deferred Compensation
             Agreement between the Company and Messrs. Hand, Patel,
             Morgan, Wohlschlaeger and Condon (Exhibit 10-E-2 to Form 10-
             K for the year ended November 30, 1994), (1). **
 *10-F-1     Employment Agreement dated August 1, 1996 between the
             Company and Elbert O. Hand. (Exhibit 10-F-1 to Form 10-K for
             the year ended November 30, 1996), (1) **
 *10-F-2     Employment Agreement dated August 1, 1996 between the
             Company and Homi B. Patel. (Exhibit 10-F-2 to Form 10-K for
             the year ended November 30, 1996), (1) **
 *10-F-3     Employment Agreement dated August 1, 1996 between the
             Company and Glenn R. Morgan. (Exhibit 10-F-4 to Form 10-K
             for the year ended November 30, 1996), (1) **
 *10-F-4     Employment Agreement dated July 1, 1997 between the Company and Frederick G. Wohlschlaeger (Exhibit 10-A-1 to Form 10-Q
             for the period ended May 31, 1997), (1) **
 *10-G-1     Severance Agreement dated August 1, 1996 between the Company and Elbert O. Hand. (Exhibit 10-G-1 to Form 10-K for the
             year ended November 30, 1996), (1) **
 *10-G-2     Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel. (Exhibit 10-G-2 to Form 10-K for the year ended November 30, 1996), (1) **
 *10-G-3     Severance Agreement dated August 1, 1996 between the Company and Glenn R. Morgan. (Exhibit 10-G-4 to Form 10-K for the
             year ended November 30, 1996), (1) **
 *10-G-4     Severance Agreement dated July 1, 1997 between the Company and Frederick G. Wohlschlaeger. (Exhibit 10-A-2 to Form 10-Q
             for the period ended May 31, 1997), (1) **
 *10-G-5     Form of Severance Agreement between the Company and
             Executive Officer James E. Condon (Exhibit 10-F-5 to Form
             10-K for the year ended November 30, 1993), (1). **
 *10-G-6     Form of Amendment to Severance Agreement between the Company and Executive Officer James E. Condon (Exhibit 10-F-6 to
             Form 10-K for the year ended November 30, 1994), (1). **
 *10-G-7     Amendment to Severance Agreement between the Company and
             Executive Officer James E. Condon (Exhibit 10-G-7 to Form
             10-K for the year ended November 30, 1997), (1). **
 *10-G-8     Form of Severance Agreement between the Company and
             Executive Officers Taras R. Proczko, Linda J. Valentine and
             Andrew A. Zahr (Exhibit 10-G-8 to Form 10-K for the year
             ended November 30, 1998), (1). **
  10-H-1     Supplemental Benefit Compensation Agreement dated December
             23, 1999 between the Company and Elbert O. Hand. **
  10-H-2     Supplemental Benefit Compensation Agreement dated December
             23, 1999 between the Company and Homi B. Patel. **
 *10-I       Form of Indemnity Agreement between the Company and
             Directors Abboud, Bakhsh, Cole, Farley, Hand, Jacobs,
             Marshall, Patel, Rohlfs, Scott and Strubel (Exhibit 10-G-1
             to Form 10-K for the year ended November 30, 1993), (1). **

 Exhibit No.
     and
 Applicable
 Section of
   601 of
 Regulation
     S-K
 -----------                                                                ---
 *10-J       Deferred Compensation Plan effective January 1, 1996
             (Exhibit 10-I to Form 10-K for the year ended November 30,
             1995), (1). **
 *10-K-1     Asset Purchase Agreement dated November 5, 1996 among
             HMX/PBP Company, Hartmarx Corporation and Plaid Clothing
             Group, Inc. and certain affiliates (Exhibit 2.1 to Form 8-K filed December 10, 1996), (1).
 *10-K-2     Amendment No. 1, dated November 26, 1996 to the Asset
             Purchase Agreement (Exhibit 2.2 to Form 8-K filed December
             10, 1996), (1).
  12         Statement of Computation Ratios.
  21         Subsidiaries of the Registrant.
             Consent of Independent Accountants included on page F-1 of
  23         this Form 10-K.
             Powers of Attorney, as indicated on page 40 of this Form 10-
  24         K.
  27         Financial Data Schedules.

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

                             Hartmarx Corporation
                                 (Registrant)

  /s/ Glenn R. Morgan                        /s/ Taras R. Proczko
By: ___________________________        and By: ________________________________
  Glenn R. Morgan                            Taras R. Proczko
  Executive Vice President and               Vice President, Corporate Counsel
  Chief Financial Officer                    and Secretary

Date: February 25, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Elbert O. Hand*                           Homi B. Patel*
_____________________________________     _____________________________________
           Elbert O. Hand                             Homi B. Patel
      Chairman, Chief Executive                President, Chief Operating
          Officer, Director                         Officer, Director


          A. Robert Abboud*                         Charles Marshall*
_____________________________________     _____________________________________
     A. Robert Abboud, Director                Charles Marshall, Director


        Samaual A.T. Bakhsh*                       Michael B. Rohlfs*
_____________________________________     _____________________________________
    Samaual A.T. Bakhsh, Director              Michael B. Rohlfs, Director


          Jeffrey A. Cole*                          Stuart L. Scott*
_____________________________________     _____________________________________
      Jeffrey A. Cole, Director                 Stuart L. Scott, Director


         Raymond F. Farley*                         Ella D. Strubel*
_____________________________________     _____________________________________
     Raymond F. Farley, Director                Ella D. Strubel, Director


          Donald P. Jacobs*                          Andrew A. Zahr*
_____________________________________     _____________________________________
     Donald P. Jacobs, Director                      Andrew A. Zahr

                                              Vice President and Controller
          Glenn R. Morgan*                    Principal Accounting Officer
_____________________________________

           Glenn R. Morgan
      Executive Vice President,
       Chief Financial Officer


  /s/ Glenn R. Morgan
By: _________________________________
           Glenn R. Morgan

  /s/ Taras R. Proczko
By: _________________________________
           Taras R. Proczko
--------
*Pursuant to Power of Attorney

Date: February 25, 2000

                             HARTMARX CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
           FOR FISCAL YEARS ENDED NOVEMBER 30, 1999, 1998, and 1997
                                (000's Omitted)

                                                       Reserve for Doubtful
                                                             Accounts
                                                         Fiscal Year Ended
                                                           November 30,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Balance at beginning of year......................... $ 8,210  $ 9,803  $ 9,983
Charged to costs and expenses........................   1,769    2,220    2,261
Deductions from reserves(1)..........................  (1,926)  (3,813)  (2,441)
Reserve related to acquired businesses...............     586      --       --
                                                      -------  -------  -------
Balance at end of year............................... $ 8,639  $ 8,210  $ 9,803
                                                      =======  =======  =======

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Commission File Nos. 33-58653, 33-30549 and 33-03169) of Hartmarx Corporation of our report dated January 12, 2000 appearing on page 16 of this Form 10-K.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 25, 2000