Form 10-Q
period 2000-02-29
HARTMARX CORP/DE
filed 2000-04-12
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X                  OF THE SECURITIES EXCHANGE ACT OF 1934
--------


                 For quarterly period ended February 29, 2000

                                      or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
________             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                             HARTMARX CORPORATION
                             --------------------

            (Exact name of registrant as specified in its charter)


                 Delaware                                  36-3217140
                 --------                                  ----------
     (State or other jurisdiction of            (I.R.S. Employer Identification
      incorporation or organization)                          Number)



             101 North Wacker Drive
               Chicago, Illinois                             60606
     -----------------------------------                     -----
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

                                         Yes    X       No _______
                                             -------


At March 31, 2000 there were 29,225,585 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION


                                     INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
Part I - FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Unaudited Consolidated Statement of Earnings
                           for the three months ended February 29, 2000
                           and February 28, 1999.                                                        3

                           Unaudited Consolidated Balance Sheet as of
                           February 29, 2000, November 30, 1999 and
                           February 28, 1999.                                                            4

                           Unaudited Condensed Consolidated Statement of
                           Cash Flows for the three months ended February 29, 2000
                           and February 28, 1999.                                                        6

                           Notes to Consolidated Financial Statements.                                   7


              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.                               10




Part II - OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                             12




              Signatures                                                                                12

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HARTMARX CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                                 (000's Omitted)


                                                                                   Three Months Ended
                                                                        -----------------------------------------
                                                                        Feb. 29, 2000               Feb. 28, 1999
                                                                        -------------               -------------
Net sales                                                               $     163,189               $     176,402
Licensing and other income                                                      1,078                         912
                                                                        -------------               -------------
                                                                              164,267                     177,314
                                                                        -------------               -------------

Cost of goods sold                                                            120,150                     132,822
Selling, general and administrative expenses                                   38,095                      38,039
                                                                        -------------               -------------
                                                                              158,245                     170,861
                                                                        -------------               -------------

Earnings before interest and taxes                                              6,022                       6,453
Interest expense                                                                4,212                       4,188
                                                                        -------------               -------------

Earnings before taxes                                                           1,810                       2,265
Tax provision                                                                     690                         860
                                                                        -------------               -------------
Net earnings                                                            $       1,120               $       1,405
                                                                        =============               =============

Earnings per share:

       Basic                                                            $         .04               $         .04
                                                                        =============               =============
       Diluted                                                          $         .04               $         .04
                                                                        =============               =============

Dividends per common share                                              $           -               $           -
                                                                        =============               =============

Average shares outstanding:

       Basic                                                                   29,245                      34,796
                                                                        =============               =============
       Diluted                                                                 29,365                      34,841
                                                                        =============               =============

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                  (UNAUDITED)
                                (000's Omitted)


                                                                Feb. 29,             Nov. 30,            Feb. 28,
CURRENT ASSETS                                                    2000                 1999                1999
                                                              ------------        ------------        ------------
     Cash and cash equivalents                                $      2,110        $      2,133        $      2,499

     Accounts receivable, less allowance
         of $9,351, $8,639 and $9,083
         for doubtful accounts                                     149,663             144,921             160,931

     Inventories                                                   168,752             176,214             205,846

     Prepaid expenses                                                7,729               6,663               5,701

     Recoverable and deferred income taxes                          15,005              15,005              15,881
                                                              ------------        ------------        ------------
         Total current assets                                      343,259             344,936             390,858
                                                              ------------        ------------        ------------
INVESTMENTS AND OTHER ASSETS                                        35,500              35,411              30,758
                                                              ------------        ------------        ------------
DEFERRED INCOME TAXES                                               40,463              40,332              37,282
                                                              ------------        ------------        ------------
PROPERTIES

     Land                                                            2,289               2,255               2,638

     Buildings and building improvements                            42,066              42,079              48,963

     Furniture, fixtures and equipment                             106,753             112,461             125,893

     Leasehold improvements                                         19,220              19,166              18,060
                                                              ------------        ------------        ------------
                                                                   170,328             175,961             195,554

     Accumulated depreciation and amortization                    (132,722)           (136,967)           (143,710)
                                                              ------------        ------------        ------------
         Net properties                                             37,606              38,994              51,844
                                                              ------------        ------------        ------------
TOTAL ASSETS                                                  $    456,828        $    459,673        $    510,742
                                                              ============        ============        ============

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (000's Omitted)


                                                                Feb. 29,             Nov. 30,              Feb. 28,
                                                                  2000                 1999                  1999
                                                              ------------          -----------          ------------
CURRENT LIABILITIES

     Notes payable                                            $     15,000          $    15,000          $     10,000

     Current maturities of long-term debt                               74                   73                    69

     Accounts payable and accrued expenses                          82,478              100,152                85,686
                                                              ------------          -----------          ------------

         Total current liabilities                                  97,552              115,225                95,755
                                                              ------------          -----------          ------------


LONG-TERM DEBT, less current maturities                            169,548              155,300               201,940
                                                              ------------          -----------          ------------


SHAREHOLDERS' EQUITY

     Preferred shares, $1 par value;
         2,500,000 authorized and unissued                               -                    -                     -

     Common shares, $2.50 par value; authorized
        75,000,000; issued 36,079,314 in
        February 2000, 36,100,814 in
        November 1999 and 35,749,863
        in February 1999.                                           90,198               90,252                89,375

     Capital surplus                                                83,425               83,834                83,810

     Retained earnings                                              53,031               51,911                51,736

     Unearned employee benefits                                     (6,566)              (7,161)               (8,878)

     Common shares in treasury, at cost,
         6,883,565 at February 2000,
         6,677,952 at November 1999 and
         610,700 at February 1999.                                 (30,360)             (29,688)               (2,996)
                                                              ------------          -----------          ------------

         Total shareholders' equity                                189,728              189,148               213,047
                                                              ------------          -----------          ------------


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                          $    456,828          $   459,673          $    510,742
                                                              ============          ===========          ============

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                  (UNAUDITED)
                                (000's Omitted)


                                                                                     Three Months Ended
                                                                           Feb. 29, 2000            Feb. 28, 1999
                                                                           -------------            -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:

      Net earnings                                                         $      1,120              $      1,405

      Reconciling items to adjust net earnings to net cash used in operating activities:

          Depreciation and amortization                                           1,878                     1,955

          Changes in:

              Receivables, inventories, prepaids and other assets                 1,899                   (15,553)

              Accounts payable and accrued expenses                             (17,674)                  (21,446)

              Taxes and deferred taxes on earnings                                 (131)                    1,222
                                                                           ------------              ------------

Net cash used in operating activities                                           (12,908)                  (32,417)
                                                                           ------------              ------------

Cash Flows from investing activities:

      Capital expenditures                                                         (789)                   (1,829)

      Cash paid for acquisition                                                       -                      (658)
                                                                           ------------              ------------

Net cash used in investing activities                                              (789)                   (2,487)
                                                                           ------------              ------------

Cash Flows from financing activities:

      Increase in borrowings under Credit Facility                               24,335                    31,100

      Increase (decrease) in other long-term debt, including
          purchase of 10 7/8% Senior Subordinated Notes                         (10,121)                      328

      Purchase of treasury shares                                                (1,163)                   (2,996)

      Other equity transactions                                                     623                     3,679
                                                                           ------------              ------------

Net cash provided by financing activities                                        13,674                    32,111
                                                                           ------------              ------------

Net decrease in cash and cash equivalents                                           (23)                   (2,793)

Cash and cash equivalents at beginning of period                                  2,133                     5,292
                                                                           ------------              ------------

Cash and cash equivalents at end of period                                 $      2,110              $      2,499
                                                                           ============              ============

Supplemental cash flow information:

      Net cash paid (received) during the period for:

         Interest expense                                                  $      6,600              $      6,600

         Income taxes                                                               800                      (800)


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1999.


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


Note 3

Long-term debt comprised the following (000's omitted):

                                                         Feb. 29,           Nov. 30,           Feb. 28,
                                                           2000               1999               1999
                                                       ------------        -----------        -----------
Borrowings under Credit Facility                       $     89,949        $    65,614        $   106,200

10 7/8% Senior Subordinated Notes, net                       74,701             84,769             84,825

Industrial development bonds                                 17,344             17,344             17,364

Other debt                                                    2,628              2,646              3,620
                                                       ------------        -----------        -----------
                                                            184,622            170,373            212,009

Less - current                                               15,074             15,073             10,069
                                                       ------------        -----------        -----------
Long-term debt                                         $    169,548        $   155,300        $   201,940
                                                       ============        ===========        ===========


During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $35 million letter of credit facility) secured by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Various Credit Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in fees, administrative charges and effective borrowing rates, adjustment or elimination of certain covenants and the extension of the Credit Facility term from March 1997 to July 2000.

In August 1999, the Company completed an amendment and extension of the Credit Facility. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million). The term of the Credit Facility was extended from July 2000 to June 2003 (provided that at least $50 million of the Notes have been retired or refinanced by July 15, 2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates based either on LIBOR or the prime rate of a major bank; as of February 29, 2000, the weighted average borrowing rate under the Credit Facility was 7.8%. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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


Note 4

Inventories at each date consisted of (000's omitted):


                                              Feb. 29,                  Nov. 30,                 Feb. 28,
                                                2000                      1999                     1999
                                           --------------            -------------            -------------
             Raw  materials                $       54,310            $      58,352            $      53,534

             Work-in-process                       17,671                   19,269                   24,832

             Finished goods                        96,771                   98,593                  127,480
                                           --------------            -------------            -------------
                                           $      168,752            $     176,214            $     205,846
                                           ==============            =============            =============

Inventories are stated at the lower of cost or market. At February 29, 2000, November 30, 1999 and February 28, 1999, approximately 41%, 41% and 46% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

Note 5

The Company is engaged in manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company 's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings; the Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct mail catalog.

Information on the Company's operations and total assets for the three months ended and as of February 29, 2000 and February 28, 1999 is summarized as follows (in millions):

                                             Men's                   Women's
                                            Apparel                  Apparel
                                             Group                    Group                    Adj.                   Consol.
                                            -------                  -------                ----------                -------
         2000
         ----
         Net sales                           $149.8                    $13.4                   $  -                    $163.2

         Earnings (loss) before taxes           8.1                      1.0                    (7.3)                     1.8

         Total assets                         336.5                     28.4                    91.9                    456.8

         1999
         ----
         Net sales                           $163.6                    $12.8                       -                   $176.4

         Earnings (loss) before taxes           7.9                      1.2                    (6.8)                     2.3

         Total assets                         398.4                     28.8                    83.5                    510.7

During the three months ended February 2000 and 1999, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

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

                             HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

November 30, 1999 to February 29, 2000
--------------------------------------

Since November 30, 1999, net accounts receivable increased $4.7 million or 3.3% to $149.7 million, reflecting the normal seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $168.8 million declined $7.5 million or 4.2% due to seasonal shipments of tailored clothing in the Men's Apparel Group. Net properties decreased $1.4 million to $37.6 million as depreciation expense exceeded capital additions. Total debt, including current maturities, increased $14.2 million to $184.6 million, reflecting normal seasonal working capital requirements, and represented 49% of total capitalization at February 29, 2000 compared to 47% at November 30, 1999. During the first quarter of 2000, the Company purchased $10.1 million par value of its 10 7/8% Senior Subordinated Notes at a small discount to par, resulting in a nominal gain, which has been included in Licensing and Other Income. Also during the first quarter of fiscal 2000, the Company repurchased .3 million of its shares at an average cost of $3.67 per share, completing the aggregate 7 million authorized share repurchase programs, aggregating approximately $31 million of stock purchases.

February 28, 1999 to February 29, 2000
--------------------------------------

Net accounts receivable of $149.7 million decreased $11.3 million or 7%, reflecting the lower sales compared to the prior period. Inventories of $168.8 million declined $37.1 million or 18%, reflecting the deemphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term, as well as the generally lackluster environment at retail for non-casual apparel products. Net properties of $37.6 million decreased $14.2 million, primarily attributable to the write-off of systems development costs in May 1999, as well as depreciation expense exceeding capital additions. Free cash flow, primarily from earnings and working capital reductions, enabled the Company to purchase approximately $28 million of treasury stock during the trailing year ended February 29, 2000, while still reducing debt by over $27 million. Total debt was $184.6 million compared to $212.0 million a year ago and represented 49% of total capitalization at February 29, 2000 compared to 50% at February 28, 1999.


Results of Operations

First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------

First quarter consolidated sales were $163.2 million compared to $176.4 million in 1999. Among general product categories, sportswear and womenswear increases were more than offset by a decline in the tailored clothing product lines. The tailored clothing declines reflected a soft retail environment for tailored clothing as well as the planned deemphasis on brands and programs. Sportswear and other non-tailored clothing product categories represented approximately 25% of total first quarter revenues. Last year, temporary shipping delays from distribution software systems caused a shift of certain sportswear deliveries into the second quarter. Women's Apparel Group revenues, which represented 8% and 7% of consolidated sales in 2000 and 1999, respectively, improved approximately $.6 million, or 4%.

The consolidated gross margin percentage to sales increased to 26.4% compared to 24.7% last year, as all product categories reflected improvement with the most significant change in the moderate tailored clothing, reflecting improved sourcing and reductions in lower margin products and programs. Consolidated selling, general and administrative expenses were $38.1 million in the current period compared to $38.0 million in 1999 and the ratio to sales increased to 23.3% in 2000 from 21.6% in 1999 as a result of the lower sales; among other things, the current period includes approximately $.3 million of incremental external expenses associated with Year 2000 remediation costs. Licensing and other income of $1.1 million increased $.2 million compared to the previous period.

Earnings before interest and taxes (EBIT) were $6.0 million in 2000 compared to $6.5 million last year; EBIT represented 3.7% of net sales in each period, reflecting improved gross margins offset by a higher operating expense ratio compared to the prior year. Interest expense of $4.2 million was even with last year, reflecting lower average borrowings but higher average rates. Consolidated pre-tax earnings were $1.8 million compared to $2.3 million last year. After reflecting the applicable tax provision, consolidated earnings were $1.1 million compared to $1.4 million a year ago. Basic and diluted earnings per share were $.04 in each period.


Year 2000 Disclosure

As of the date of this report, the Company has not experienced any significant operating difficulties related to the Year 2000 issue. The Company's Year 2000 efforts encompassed testing, upgrading, enhancing and remediating when necessary its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. The Company also communicated with a significant portion of its customers, suppliers and vendors to determine the extent to which the Company may have been vulnerable to those third parties' failure to remediate their own Year 2000 issues. This process of addressing Year 2000 issues was essentially completed by the end of November 1999 for the substantial portion of the Company's internal systems, related software and compatability with various third party applications.

The aggregate costs incurred relating to ensuring compliance and remediation of the current systems, including both internal costs of existing employees as well as external contractor and software remediation costs, are estimated at approximately $3.5 million, $3.0 million of which was expensed in periods prior to fiscal 2000, and $.5 million which has been expensed in fiscal 2000; as noted above, the current period included incremental Year 2000 remediation costs compared to the prior year.

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

                         Part II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits:

             Exhibit 27   Financial Data Schedules

        (b)  No reports on Form 8-K were filed in the first quarter of 2000.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARTMARX CORPORATION


April 12, 2000                      By /s/ GLENN R. MORGAN
                                       -------------------------
                                       Glenn R. Morgan
                                       Executive Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)



April 12, 2000                      By  /s/ ANDREW A. ZAHR
                                       ------------------------
                                       Andrew A. Zahr
                                       Vice President and Controller

                                       (Principal Accounting Officer)