Form 10-K/A
period 1999-11-30
HARTMARX CORP/DE
filed 2000-06-27
CIK 723371

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

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1999 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following:

     Exhibits:

     Number    Description
     ------    -----------

       99 The information required by Form 11-K for 1999 for the Hartmarx Savings-Investment Plan (the Plan) (Commission Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-83433, 33-6194, 33-42202 and
               333-03169), including the following Plan financial statements:

                    Index to Financial Statements and Supplemental Schedules. Report of Independent Accountants.
                    Statement of Net Assets Available for Benefits
                      at December 31, 1999 and 1998.
                    Statement of Changes in Net Assets Available for
                      Benefits for the Year Ended December 31, 1999.
                    Notes to Financial Statements.
                    Consent of Independent Accountants.
                    Supplemental Schedules:
                      Assets Held for Investment Purposes at
                        December 31, 1999 (Schedule H, Part IV).
                      Reportable Transactions - Series of
                        Security Transactions (Schedule H, Part IV).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARTMARX CORPORATION
                                         --------------------
                                         (Registrant)


Date:  June 22, 2000                 By: GLENN R. MORGAN
                                         ----------------------------
                                         Glenn R. Morgan
                                         Executive Vice President and
                                           Chief Financial Officer