Form 10-Q
period 2000-05-31
HARTMARX CORP/DE
filed 2000-07-13
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended May 31, 2000

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ---------

                         Commission file number 1-8501


                             HARTMARX CORPORATION
          ----------------------------------------------------------
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


          Registrant's telephone number,
               including area code                    312/372-6300
                                                    ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No
                            -------            -------


At June 30, 2000 there were 29,462,910 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION


                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I -- FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Unaudited Consolidated Statement of Earnings
                   for the three months and six months ended
                   May 31, 2000 and May 31, 1999.                             3

                   Unaudited Consolidated Balance Sheet as of
                   May 31, 2000,November 30, 1999 and May 31, 1999.           4

                   Unaudited Condensed Consolidated Statement of
                   Cash Flows for the six months ended May 31, 2000
                   and May 31, 1999.                                          6

                   Notes to Consolidated Financial Statements.                7


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.            11



Part II -- OTHER INFORMATION

          Item 4.  Results of Votes of Security Holders                      13

          Item 6.  Exhibits and Reports on Form 8-K                          13



          Signatures                                                         14

                        Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                         Three Months Ended       Six Months Ended
                                                               May 31,                May 31,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
Net sales                                               $172,452    $172,680    $335,641    $349,082
Licensing and other income                                   423         262       1,501       1,174
                                                        --------    --------    --------    --------
                                                         172,875     172,942     337,142     350,256
                                                        --------    --------    --------    --------
Cost of goods sold                                       125,557     127,798     245,707     260,620
Selling, general and administrative expenses              41,279      38,806      79,374      76,845
                                                        --------    --------    --------    --------
                                                         166,836     166,604     325,081     337,465
                                                        --------    --------    --------    --------
Earnings before non-cash charge, interest, taxes
  and extraordinary gain                                   6,039       6,338      12,061      12,791
Non-cash charge re: systems project termination               --     (11,195)         --     (11,195)
                                                        --------    --------    --------    --------
Earnings (loss) before interest, taxes and
   extraordinary gain                                      6,039      (4,857)     12,061       1,596
Interest expense                                           4,029       4,518       8,241       8,706
                                                        --------    --------    --------    --------
Earnings (loss) before taxes and extraordinary gain        2,010      (9,375)      3,820      (7,110)
Tax (provision) benefit                                     (765)      3,565      (1,455)      2,705
                                                        --------    --------    --------    --------
Net earnings (loss) before extraordinary gain              1,245      (5,810)      2,365      (4,405)
Extraordinary gain, net of taxes                             227          --         227          --
                                                        --------    --------    --------    --------
Net earnings (loss)                                     $  1,472    $ (5,810)   $  2,592    $ (4,405)
                                                        ========    ========    ========    ========
Earnings (loss) per share (basic and diluted):
    Before extraordinary gain                           $    .04    $   (.17)       $.08    $   (.13)
                                                        ========    ========    ========    ========
    After extraordinary gain                            $    .05    $   (.17)       $.09    $   (.13)
                                                        ========    ========    ========    ========
Dividends per common share                              $     --    $     --    $     --    $     --
                                                        ========    ========    ========    ========
Average shares outstanding:
    Basic                                                 29,369      33,675      29,307      34,230
                                                        ========    ========    ========    ========
    Diluted                                               29,481      33,741      29,424      34,286
                                                        ========    ========    ========    ========



          (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)



                                                  May 31,    Nov. 30,     May 31,
                                                   2000        1999        1999
                                                ---------   ---------   ---------
CURRENT ASSETS

   Cash and cash equivalents                    $     750   $   2,133   $   1,905

   Accounts receivable, less allowance
       of $9,698, $8,639 and $9,504
       for doubtful accounts                      126,133     144,921     128,895

   Inventories                                    169,230     176,214     209,644

   Prepaid expenses                                 7,166       6,663       9,460

   Recoverable and deferred income taxes           15,005      15,005      15,881
                                                ---------   ---------   ---------
       Total current assets                       318,284     344,936     365,785
                                                ---------   ---------   ---------


INVESTMENTS AND OTHER ASSETS                       35,957      35,411      30,999
                                                ---------   ---------   ---------

DEFERRED INCOME TAXES                              40,831      40,332      42,955
                                                ---------   ---------   ---------

PROPERTIES

   Land                                             2,363       2,255       2,650

   Buildings and building improvements             42,243      42,079      48,864

   Furniture, fixtures and equipment              106,834     112,461     114,765

   Leasehold improvements                          19,919      19,166      18,861
                                                ---------   ---------   ---------
                                                  171,359     175,961     185,140

   Accumulated depreciation and amortization     (134,534)   (136,967)   (145,096)
                                                ---------   ---------   ---------
       Net properties                              36,825      38,994      40,044
                                                ---------   ---------   ---------
TOTAL ASSETS                                    $ 431,897   $ 459,673   $ 479,783
                                                =========   =========   =========


         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)


                                                   May 31,     Nov. 30,    May 31,
                                                    2000         1999       1999
                                                  --------    --------    --------
CURRENT LIABILITIES
   Notes payable                                  $ 15,000    $ 15,000    $ 10,000
   Current maturities of long-term debt                 74          73          71
   Accounts payable and accrued expenses            93,633     100,152      90,194
                                                  --------    --------    --------
       Total current liabilities                   108,707     115,225     100,265
                                                  --------    --------    --------

LONG-TERM DEBT, less current maturities            131,340     155,300     184,854
                                                  --------    --------    --------

SHAREHOLDERS' EQUITY
   Preferred shares, $1 par value;
       2,500,000 authorized and unissued                 -           -           -
   Common shares, $2.50 par value; authorized
       75,000,000; issued 36,200,564 in
       May 2000, 36,100,814 in
       November 1999 and 35,856,103
       in May 1999.                                 90,501      90,252      89,640
   Capital surplus                                  83,162      83,834      83,856
   Retained earnings                                54,503      51,911      45,926
   Unearned employee benefits                       (6,420)     (7,161)     (8,320)
   Common shares in treasury, at cost,
       6,778,333 at May 2000,
       6,677,952 at November 1999 and
       3,500,000 at May 1999.                      (29,896)    (29,688)    (16,438)
                                                  --------    --------    --------
       Total shareholders' equity                  191,850     189,148     194,664
                                                  --------    --------    --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $431,897    $459,673    $479,783
                                                  ========    ========    ========



         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                (000's Omitted)

                                                                 Six Months Ended May 31,
                                                                 -----------------------
Increase (Decrease) in Cash and Cash Equivalents                     2000         1999
                                                                 ----------    ---------
Cash Flows from Operating Activities:
   Net earnings (loss)                                             $  2,592     $ (4,405)
   Reconciling items to adjust net earnings
     to net cash used in operating activities:
       Extraordinary gain, net                                         (227)           -
       Non-cash charge                                                    -       11,195
       Depreciation and amortization                                  3,948        3,923
       Changes in:
          Receivables, inventories, prepaids and other assets        25,055       10,480
          Accounts payable and accrued expenses                      (6,519)     (17,561)
          Taxes and deferred taxes on earnings                         (621)      (4,451)
                                                                   --------     --------
Net cash provided by (used in) operating activities                  24,228         (819)
                                                                   --------     --------

Cash Flows from Investing Activities:
   Capital expenditures                                              (1,692)      (4,344)
   Cash paid for acquisition                                              -         (658)
                                                                   --------     --------
Net cash used in investing activities                                (1,692)      (5,002)
                                                                   --------     --------

Cash Flows from Financing Activities:
   Increase (decrease) in borrowings under Credit Facility           (1,229)      14,200
   Purchase of 10 7/8% Senior Subordinated Notes                    (22,763)           -
   Increase (decrease) in other long term debt                          (37)         124
   Purchase of treasury shares                                       (1,163)     (16,438)
   Other equity transactions                                          1,273        4,548
                                                                   --------     --------
Net cash provided by (used in) financing activities                 (23,919)       2,434
                                                                   --------     --------

Net decrease in cash and cash equivalents                            (1,383)      (3,387)
Cash and cash equivalents at beginning of period                      2,133        5,292
                                                                   --------     --------
Cash and cash equivalents at end of period                         $    750     $  1,905
                                                                   ========     ========

Supplemental Cash Flow Information
   Net cash paid during period for:
     Interest expense                                              $  9,200     $  8,100
     Income taxes                                                     2,000        1,100

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


Note 3

Long-term debt comprised the following (000's omitted):

                                            May 31,   Nov. 30,    May 31,
                                             2000       1999       1999
                                           --------   --------   --------
Borrowings under Credit Facility           $ 64,385   $ 65,614   $ 89,300

10 7/8% Senior Subordinated Notes, net       62,076     84,769     84,782

Industrial development bonds                 17,330     17,344     17,357

Other debt                                    2,623      2,646      3,486
                                           --------   --------   --------
                                            146,414    170,373    194,925

Less - current                               15,074     15,073     10,071
                                           --------   --------   --------
Long-term debt                             $131,340   $155,300   $184,854
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

In August 1999, the Company completed an amendment and extension of the Credit Facility. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million). The term of the Credit Facility was extended from July 2000 to June 2003 (provided that no more than $35 million of the Notes remain outstanding by July 15, 2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates based either on LIBOR or the prime rate of a major bank; as of May 31, 2000, the weighted average borrowing rate under the Credit Facility was 8.5%. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

During the six months ended May 31, 2000, the Company acquired $22.8 million face value of its Notes in several open market transactions. An after-tax extraordinary gain of $.2 million or $.01 per share was recorded in the second quarter, reflecting purchases made at a discount to par value.


Note 4

Inventories at each date consisted of (000's omitted):


                                May 31,      Nov. 30,     May 31,
                                 2000          1999         1999
                               --------     --------     --------
      Raw  materials           $ 57,599     $ 58,352     $ 52,236

      Work-in-process            20,188       19,269       28,057

      Finished goods             91,443       98,593      129,351
                               --------     --------     --------
                               $169,230     $176,214     $209,644
                               ========     ========     ========


Inventories are stated at the lower of cost or market. At May 31, 2000, November 30, 1999 and May 31, 1999, approximately 46%, 41% and 49% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.

Note 5

Results for the second quarter and six months ended May 31, 1999 included a non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect a writedown of capitalized development costs related to the termination of an enterprise resource planning system project which had been anticipated to be implemented company-wide ("the non-cash charge"). The project software had been installed at one operating company representing less than 5% of consolidated sales and after extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation would not be appropriate. Legal action has been initiated against the principal software provider to recover damages incurred; in accordance with generally accepted accounting principles, no recovery has been assumed in determining the reported non-cash charge.


Note 6

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

Information on the Company's operations and total assets for the three and six month periods ended and as of May 31, 2000 and 1999 is summarized as follows (in millions):

                                     Men's     Women's
                                    Apparel    Apparel
                                     Group      Group      Adj.      Consol.
                                    -------    -------    ------     -------
Three Months Ended May 31,
2000
Sales                                $158.5      $14.0        -       $172.5
Earnings (loss) before taxes and
   extraordinary gain                   8.2        1.0     (7.2)         2.0

1999
Sales                                $160.6      $12.1        -       $172.7
Earnings (loss) before taxes            8.5        1.1    (19.0)        (9.4)

Six Months Ended May 31,
2000
Sales                                $308.3      $27.3        -       $335.6
Earnings (loss) before taxes and
   extraordinary gain                  16.3        2.0    (14.5)         3.8
Total assets                          314.9       26.0     91.0        431.9


1999
Sales                                $324.2      $24.9        -       $349.1
Earnings (loss) before taxes           16.4        2.3    (25.8)        (7.1)
Total assets                          355.3       28.4     96.1        479.8

During the periods ended May 31, 2000 and 1999, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefited. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings before taxes and extraordinary gain consist principally of interest expense and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties.

                              HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

November 30, 1999 to May 31, 2000
---------------------------------

Since November 30, 1999, net accounts receivable decreased $18.8 million or 13% to $126.1 million, reflecting normal seasonal change from tailored clothing shipments in the Men's Apparel Group. Inventories of $169.2 million declined $7.0 million or 4% due to seasonal shipments of tailored clothing in the Men's Apparel Group. Net properties decreased $2.2 million to $36.8 million as depreciation expense exceeded capital additions. Total debt, including current maturities, decreased $24.0 million to $146.4 million, reflecting normal seasonal working capital requirements, and represented 43% of total capitalization at May 31, 2000 compared to 47% at November 30, 1999. During the first half of 2000, the Company repurchased .3 million of its shares in open market transactions at an average cost of $3.67 per share, completing the aggregate 7 million of authorized share repurchase programs initiated during 1999, aggregating approximately $31 million of stock purchases. Also, during fiscal 2000, the Company acquired $22.8 million par value of its 10 7/8% Senior Subordinated Notes at a discount to par, utilizing availability under its Revolving Credit Facility.

May 31, 1999 to May 31, 2000
----------------------------

Net accounts receivable of $126.1 million decreased $2.8 million or 2%. Inventories of $169.2 million declined $40.4 million or 19%, reflecting the deemphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term, as well as the generally lackluster environment at retail for non-casual apparel products. Net properties of $36.8 million decreased $3.2 million, primarily attributable to lower capital expenditures. Free cash flow, primarily from earnings and working capital reductions, enabled the Company to purchase approximately $14.4 million of treasury stock during the trailing year ended May 31, 2000, while still reducing debt by over $48 million. Total debt was $146.4 million compared to $194.9 million a year ago and represented 43% of total capitalization at May 31, 2000 compared to 50% at May 31, 1999.

Results of Operations

Second Quarter 2000 Compared to Second Quarter 1999
---------------------------------------------------

Second quarter consolidated sales were $172.5 million compared to $172.7 million in 1999, as the $1.9 million Women's Apparel Group increase was essentially offset by a 1.3% decline in Men's Apparel Group revenues. Among general product categories, tailored clothing shipments were slightly lower than the prior period, reflecting the planned deemphasis of certain brands and programs, as well as the soft retail environment generally for tailored clothing. Last year, temporary shipping delays associated with distribution software systems resulted in a shift of certain sportswear revenues into the second quarter. Women's Apparel Group revenues represented 8% and 7% of consolidated sales in 2000 and 1999, respectively. Sportswear and other non-tailored clothing product categories, including women's, represented approximately 28% of second quarter revenues compared to 24% in the year earlier period.

The consolidated gross margin percentage to sales increased to 27.2% compared to 26.0% last year, reflecting previously stated actions to reduce lower margin business and improve overall product sourcing. Consolidated selling, general and administrative expenses were $41.3 million in the current period compared to $38.8 million in 1999 and the ratio to sales increased to 23.9% in 2000 from 22.5% in 1999; the current period included costs related to sportswear product lines development and higher expenses associated with the increased women's catalog sales. Licensing and other income of $.4 million increased $.1 million compared to the previous period.

Earnings before the non-cash charge, interest, taxes and extraordinary gain
(EBIT) were $6.0 million in 2000 compared to $6.3 million last year; EBIT represented 3.5% of net sales versus 3.7% a year ago. Interest expense of $4.0 million declined $.5 million from last year, reflecting lower average borrowings, partially offset by higher average rates. Consolidated earnings before taxes and the extraordinary gain were $2.0 million this period compared to $1.8 million last year excluding the non-cash charge; the pre-tax loss in 1999 after the charge was $9.4 million. Consolidated net earnings this year before the extraordinary gain were $1.2 million or $.04 per basic and diluted share compared to $1.1 million or $.03 per share last year excluding the non-cash charge; after reflecting the charge, the 1999 second quarter net loss was $5.8 million or $.17 per basic and diluted share. Net earnings were $1.5 million or $.05 per share this year including the extraordinary gain.

Six Months 2000 Compared to Six Months 1999
-------------------------------------------

Consolidated sales decreased $13.4 million or 4% to $335.6 million from $349.1 million in 1999, reflecting a $15.9 million or 4.9% decline in Men's Apparel Group revenues which was only partially offset by womenswear increases. Within the Men's Apparel Group, first half sportswear product revenues increased, attributable to both golfwear and other sportswear product categories; tailored clothing product revenues declined, reflecting both previously stated plans to reduce revenues in lower profit potential moderate priced product categories and lackluster consumer demand for suits. Women's Apparel Group revenues, which represented 8% and 7% of consolidated sales in 2000 and 1999, respectively, increased approximately $2.4 million, primarily in the catalog business. Sportswear and other non-tailored clothing product categories, including women's, represented 27% of first half sales versus 24% a year ago.

The consolidated gross margin percentage to sales was 26.8% compared to 25.3% last year, with the increase attributable to the Men's Apparel Group, largely from product mix changes and improved sourcing. Consolidated selling, general and administrative expenses were $79.4 million in the current period compared to $76.8 million in 1999, and represented 23.6% of sales in 2000 compared to 22.0% of sales in 1999. The current year included, among other things, incremental costs associated with sportswear product lines development, incremental first quarter expenses associated with completing Year 2000 remediation and expenses associated with the higher women's catalog sales. Licensing income of $1.5 million increased $.3 million compared to the previous period.

Earnings before the non-cash charge, interest, taxes and extraordinary gain were $12.1 million in 2000 compared to $12.8 million last year and represented 3.6% of sales in 2000 compared to 3.7% of sales in 1999. Interest expense decreased to $8.2 million from $8.7 million last year, principally due to lower borrowings, partially offset by higher average borrowing rates. Consolidated pre-tax earnings before the extraordinary gain were $3.8 million this year compared to $4.1 million last year excluding the non-cash charge. The pre-tax loss in 1999 after the charge was $7.1 million. Consolidated net earnings before the extraordinary gain were $2.4 million or $.08 per basic and diluted share this year compared to $2.5 million or $.07 per share last year excluding the non-cash charge; after reflecting the non-cash charge, the 1999 first half loss was $4.4 million or $.13 per share. Net earnings were $2.6 million or $.09 per share this year including the extraordinary gain.

                          Part II -- OTHER INFORMATION

Item 4.   Results of Votes of Security Holders

     The annual meeting of the stockholders of the Registrant was held on April 13, 2000. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 25, 2000 were elected for one year terms with voting for each as follows:


     Director                         For                Abstentions
     --------                         ---                -----------

     A. Robert Abboud              25,746,707             1,384,122
     Samawal A. T. Bakhsh          24,771,919             2,358,910
     Jeffrey A. Cole               25,955,040             1,175,789
     Raymond F. Farley             26,052,731             1,078,098
     Elbert O. Hand                26,043,450             1,087,379
     Donald P. Jacobs              26,092,411             1,038,418
     Charles Marshall              26,095,908             1,034,921
     Homi B. Patel                 26,048,312             1,082,517
     Michael B. Rohlfs             26,126,043             1,004,786
     Stuart L. Scott               26,019,974             1,110,855
     Ella D. Strubel               26,121,471             1,009,358

     The reappointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 26,253,662 shares for, 557,100 shares opposed and 320,067 shares abstaining.


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits:

          Exhibit 10-F-1 Amendment dated April 13, 2000 to Employment Agreement between the Company and Elbert O. Hand.

          Exhibit 10-F-2 Amendment dated April 13, 2000 to Employment Agreement between the Company and Homi B. Patel.

          Exhibit 10-F-3 Amendment dated April 13, 2000 to Employment Agreement between the Company and Glenn R. Morgan.

          Exhibit 27      Financial Data Schedules

     (b) A report on Form 8-K was filed on May 1, 2000 related to the Company's Amended and Restated Rights Agreement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARTMARX CORPORATION


July 13, 2000                       By   /s/ GLENN R. MORGAN
                                       ------------------------------
                                             Glenn R. Morgan
                                             Executive Vice President and
                                             Chief Financial Officer

                                             (Principal Financial Officer)



July 13, 2000                       By   /s/ ANDREW A. ZAHR
                                       ------------------------------
                                             Andrew A. Zahr
                                             Vice President and Controller

                                             (Principal Accounting Officer)