Form 10-Q
period 2000-08-31
HARTMARX CORP/DE
filed 2000-10-11
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     X              OF THE SECURITIES EXCHANGE ACT OF 1934
 --------

                  For quarterly period ended August 31, 2000

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
________            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501

                             HARTMARX CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    36-3217140
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


     101 North Wacker Drive
       Chicago, Illinois                                           60606
    ------------------------                                       -----
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

                                                       Yes X          No _______
                                                          ---


At September 30, 2000 there were 29,573,249 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I - FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Unaudited Consolidated Statement of Earnings
                      for the three months and nine months ended
                      August 31, 2000 and August 31, 1999.                 3

                      Unaudited Consolidated Balance Sheet as of
                      August 31, 2000, November 30, 1999 and August
                      31, 1999.                                            4

                      Unaudited Condensed Consolidated Statement of
                      Cash Flows for the nine months ended August 31,
                      2000 and August 31, 1999.                            6


                      Notes to Consolidated Financial Statements.          7


            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.      11




Part II - OTHER INFORMATION

            Item 6.   Exhibits and Reports on Form 8-K                    13




            Signatures                                                    13

                        Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                         Three Months Ended Aug. 31,               Nine Months Ended Aug. 31,
                                                     -------------------------------------     -----------------------------------
                                                          2000                  1999               2000                 1999
                                                     ---------------        --------------     --------------       --------------
Net sales                                            $      175,316         $     185,566      $     510,957        $     534,648
Licensing and other income                                      822                 1,068              2,323                2,242
                                                       ------------          ------------       ------------         ------------
                                                            176,138               186,634            513,280              536,890
                                                       ------------          ------------       ------------         ------------
Cost of goods sold                                          127,502               138,894            373,209              399,514
Selling, general and administrative expenses                 40,221                39,243            119,595              116,088
                                                       ------------          ------------       ------------         ------------
                                                            167,723               178,137            492,804              515,602
                                                       ------------          ------------       ------------         ------------
Earnings before non-cash charge, interest, taxes
         and extraordinary gain                               8,415                 8,497             20,476               21,288
Non-cash charge re: systems project termination                   -                    -                  -               (11,195)
                                                       ------------          ------------       ------------         ------------
Earnings before interest, taxes and
         extraordinary gain                                   8,415                 8,497             20,476               10,093
Interest expense                                              3,600                 4,257             11,841               12,963
                                                       ------------          ------------       ------------         ------------
Earnings (loss) before taxes and extraordinary gain           4,815                 4,240              8,635               (2,870)
Tax (provision) benefit                                      (1,825)               (1,610)            (3,280)               1,095
                                                       ------------          ------------       ------------         ------------
Net earnings  (loss) before extraordinary gain                2,990                 2,630              5,355               (1,775)
Extraordinary gain, net of taxes                                  -                    -                 227                   -
                                                       ------------          ------------       ------------         ------------
Net earnings (loss)                                  $        2,990         $       2,630     $        5,582              ($1,775)
                                                       ============          ============       ============         ============

Earnings (loss) per share (basic and diluted):

         Before extraordinary gain                   $          .10         $         .08      $         .18        $        (.05)
                                                       ============          ============       ============         ============
         After extraordinary gain                    $          .10         $         .08      $         .19        $        (.05)
                                                       ============          ============       ============         ============

Dividends per common share                           $           -          $           -      $           -        $           -
                                                       ============          ============       ============         ============

Average shares outstanding:
         Basic                                               29,482                32,432             29,366               33,626
                                                       ============          ============       ============         ============
         Diluted                                             29,593                32,517             29,480               33,692
                                                       ============          ============       ============         ============

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)

                                                              Aug. 31,             Nov. 30,            Aug. 31,
CURRENT ASSETS                                                  2000                 1999                1999
                                                             -------------        -----------         -------------
         Cash and cash equivalents                         $           672       $      2,133       $         2,054


         Accounts receivable, less allowance
                  of $9,559, $8,639 and $9,484
                  for doubtful accounts                            149,926            144,921               158,787
         Inventories                                               163,363            176,214               189,121
         Prepaid expenses                                            8,012              6,663                 5,750
         Recoverable and deferred income taxes                      15,005             15,005                15,881
                                                             -------------        -----------         -------------
                  Total current assets                             336,978            344,936               371,593
                                                             -------------        -----------         -------------

INVESTMENTS AND OTHER ASSETS                                        36,768             35,411                33,843
                                                             -------------        -----------         -------------

DEFERRED INCOME TAXES                                               39,646             40,332                41,905
                                                             -------------        -----------         -------------

PROPERTIES

         Land                                                        2,363              2,255                 2,331
         Buildings and building improvements                        42,432             42,079                45,444
         Furniture, fixtures and equipment                         107,731            112,461               115,862
         Leasehold improvements                                     20,238             19,166                19,227
                                                             -------------        -----------         -------------
                                                                   172,764            175,961               182,864
         Accumulated depreciation and amortization                (136,271)          (136,967)             (143,518)
                                                             -------------        -----------         -------------
                  Net properties                                    36,493             38,994                39,346
                                                             -------------        -----------         -------------
TOTAL ASSETS                                               $       449,885       $    459,673       $       486,687
                                                             =============        ===========         =============

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)

                                                               Aug. 31,            Nov. 30,             Aug. 31,
                                                                 2000                1999                 1999
                                                           ---------------       ------------       ---------------
CURRENT LIABILITIES
         Notes payable                                     $        25,000       $     15,000       $        10,000
         Current maturities of long-term debt                           76                 73                    68
         Accounts payable and accrued expenses                      95,711            100,152                76,065
                                                           ---------------       ------------       ---------------
                  Total current liabilities                        120,787            115,225                86,133
                                                           ---------------       ------------       ---------------

LONG-TERM DEBT, less current maturities                            133,704            155,300               202,335
                                                           ---------------       ------------       ---------------

SHAREHOLDERS' EQUITY
         Preferred shares, $1 par value;
                  2,500,000 authorized and unissued                      -                  -                     -
         Common shares, $2.50 par value; authorized
                  75,000,000; issued 36,200,564 at
                  August 2000, 36,100,814 at
                  November 1999 and 36,038,693
                  at August 1999.                                   90,501             90,252                90,098
         Capital surplus                                            82,639             83,834                83,977
         Retained earnings                                          57,493             51,911                48,556
         Unearned employee benefits                                 (5,882)            (7,161)               (7,700)
         Common shares in treasury, at cost,
                  6,670,341 at August 2000,
                  6,677,952 at November 1999 and
                  3,564,100 at August 1999.                        (29,357)           (29,688)              (16,712)
                                                           ---------------       ------------       ---------------
                  Total shareholders' equity                       195,394            189,148               198,219
                                                           ---------------       ------------       ---------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                       $       449,885       $    459,673       $       486,687
                                                           ===============       ============       ===============

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION
                       UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                (000's Omitted)

                                                                                          Nine Months Ended
                                                                                              August 31,
                                                                                  ----------------------------------
                                                                                      2000                  1999
                                                                                  -------------         ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities:
         Net earnings (loss)                                                      $       5,582         $     (1,775)
         Reconciling items to adjust net earnings (loss) to net cash provided by (used in) operating activities:
                  Extraordinary gain, net                                                  (227)                   -
                  Non-cash charge                                                             -               11,195
                  Depreciation and amortization                                           5,864                5,946
                  Changes in:
                           Receivables, inventories, prepaids and other assets            5,463                6,731
                           Accounts payable and accrued expenses                         (4,441)             (35,711)
                           Taxes and deferred taxes on earnings                             564               (3,423)
                                                                                  -------------         ------------
Net cash provided by (used in) operating activities                                      12,805              (17,037)
                                                                                  -------------         ------------

Cash Flows from Investing Activities:
         Capital expenditures                                                            (3,253)              (5,979)
         Cash paid for acquisition                                                            -               (1,610)
                                                                                  -------------         ------------
Net cash used in investing activities                                                    (3,253)              (7,589)
                                                                                  -------------         ------------

Cash Flows from Financing Activities:
         Increase in borrowings under Credit Facility                                    11,140               32,500
         Purchase of 10 7/8% Senior Subordinated Notes                                  (22,763)                 (92)
         Decrease in other long term debt                                                   (54)                 (54)
         Purchase of treasury shares                                                     (1,163)             (16,712)
         Other equity transactions                                                        1,827                5,746
                                                                                  -------------         ------------
Net cash provided by (used in) financing activities                                     (11,013)              21,388
                                                                                  -------------         ------------

Net decrease in cash and cash equivalents                                                (1,461)              (3,238)
Cash and cash equivalents at beginning of period                                          2,133                5,292
                                                                                  -------------         ------------
Cash and cash equivalents at end of period                                        $         672         $      2,054
                                                                                  =============         ============

Supplemental Cash Flow Information
 Net cash paid during period for:
                  Interest expense                                                $      14,500         $     15,500
                  Income taxes                                                            2,700                1,700

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

Note 3

Long-term debt comprised the following (000's omitted):

                                                         Aug. 31,         Nov. 30,         Aug. 31,
                                                           2000             1999             1999
                                                       ------------     ------------     ------------
      Borrowings under Credit Facility                 $     76,754    $      65,614    $     107,600
      10 7/8% Senior Subordinated Notes, net                 62,090           84,769           84,800
      Industrial development bonds                           17,322           17,344           17,351
      Other debt                                              2,614            2,646            2,652
                                                       ------------     ------------     ------------
                                                            158,780          170,373          212,403
      Less - current                                         25,076           15,073           10,068
                                                       ------------     ------------     ------------
      Long-term debt                                   $    133,704     $    155,300     $    202,335
                                                       ============     ============     ============


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

In August 1999, the Company completed an amendment and extension of the Credit Facility. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million). The term of the Credit Facility was extended from July 2000 to June 2003 (provided that no more than $35 million of the Notes remain outstanding by July 15, 2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories at rates based either on LIBOR or the prime rate of a major bank; as of August 31, 2000, the weighted average borrowing rate under the Credit Facility was 8.8%. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

During the nine months ended August 31, 2000, the Company acquired $22.8 million face value of its Notes in several open market transactions, principally in the second quarter. An after-tax extraordinary gain of $.2 million or $.01 per share was recorded in the second quarter, reflecting purchases made at a discount to par value.

Note 4

Inventories at each date consisted of (000's omitted):

                            Aug. 31,          Nov. 30,           Aug. 31,
                              2000              1999               1999
                          -----------       ------------       ------------
      Raw materials       $    58,611       $     58,352       $     47,932
      Work-in-process          14,623             19,269             21,141
      Finished goods           90,129             98,593            120,048
                          -----------       ------------       ------------
                          $   163,363       $    176,214       $    189,121
                          ===========       ============       ============


Inventories are stated at the lower of cost or market. At August 31, 2000, November 30, 1999 and August 31, 1999, approximately 45%, 41% and 46% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

Note 5

Results for the nine months ended August 31, 1999 included a non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect a writedown of capitalized development costs related to the termination of an enterprise resource planning system project which had been anticipated to be implemented company-wide ("the non-cash charge"). The project software had been installed at one operating company representing less than 5% of consolidated sales and after extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation would not be appropriate. Legal action has been initiated against the principal software provider to recover damages incurred; in accordance with generally accepted accounting principles, no recovery has been assumed in determining the reported non-cash charge.

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

Information on the Company's operations and total assets for the three and nine month periods ended and as of August 31, 2000 and 1999 is summarized as follows (in millions):

                                                        Men's             Women's
                                                       Apparel            Apparel
Three Months Ended August 31,                           Group              Group            Adj.           Consol.
                                                    -------------    ---------------   ------------   --------------
2000

Sales                                                  $ 159.7            $ 15.6          $     -         $ 175.3
Earnings (loss) before taxes                               9.8               1.4             (6.4)            4.8

1999
Sales                                                  $ 171.8            $ 13.8          $     -         $ 185.6
Earnings (loss) before taxes                              10.1               1.1             (7.0)            4.2

Nine Months Ended August 31,
2000
Sales                                                  $ 468.0            $ 42.9          $     -         $ 510.9
Earnings (loss) before taxes and
         extraordinary gain                               26.1               3.4            (20.9)            8.6
Total assets                                             327.9              31.8             90.2           449.9

1999
Sales                                                  $ 495.9            $ 38.7          $     -         $ 534.6
Earnings (loss) before taxes                              26.6               3.4            (32.9)           (2.9)
Total assets                                             363.3              29.7             93.7           486.7

During the periods ended August 31, 2000 and 1999, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings before taxes and extraordinary gain consist principally of interest expense and general corporate expenses; the 1999 amount for the nine months also includes the pre-tax non-cash charge of $11.2 million. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties.

                             HARTMARX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

November 30, 1999 to August 31, 2000
------------------------------------

Since November 30, 1999, net accounts receivable increased $5.0 million or 3% to $149.9 million, reflecting seasonal fluctuations from tailored clothing shipments in the Men's Apparel Group. Inventories of $163.4 million declined $12.9 million or 7% due to seasonal shipments of tailored clothing in the Men's Apparel Group, as well as from planned reductions in certain tailored clothing product lines and programs. Net properties decreased $2.5 million to $36.5 million as depreciation expense exceeded capital additions. Total debt, including current maturities, declined $11.6 million to $158.8 million, reflecting working capital reductions, and represented 45% of total capitalization at August 31, 2000 compared to 47% at November 30, 1999. During fiscal 2000, the Company repurchased .3 million of its shares in open market transactions at an average cost of $3.67 per share, completing the aggregate 7 million of authorized share repurchase programs initiated during 1999, aggregating approximately $31 million of stock purchases. Also, during fiscal 2000, the Company acquired $22.8 million par value of its 10 7/8% Senior Subordinated Notes at a discount to par, utilizing availability under its Revolving Credit Facility.

August 31, 1999 to August 31, 2000
----------------------------------

Net accounts receivable of $149.9 million decreased $8.9 million or 6%, primarily attributable to the lower sales. Inventories of $163.4 million declined $25.8 million or 14%, reflecting the deemphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term, as well as the generally lackluster environment at retail for non-casual apparel products. Net properties of $36.5 million decreased $2.9 million, primarily attributable to lower capital expenditures. Accounts payable and accrued expenses increased $19.6 million to $95.7 million primarily attributable to the timing of payments. Free cash flow, primarily from earnings and working capital reductions, enabled the Company to purchase approximately $14.2 million of treasury stock during the trailing year ended August 31, 2000, while still reducing debt by $53.6 million. Total debt was $158.8 million compared to $212.4 million a year ago and represented 45% of total capitalization at August 31, 2000 compared to 52% at August 31, 1999.

Results of Operations

Third Quarter 2000 Compared to Third Quarter 1999
-------------------------------------------------

Third quarter consolidated sales of $175.3 million declined 5.5% compared to $185.6 million in 1999, attributable to the Men's Apparel Group. Women's Apparel Group revenues, which increased by $1.8 million, represented 9% and 7% of consolidated sales in 2000 and 1999, respectively. Among general product categories, men's tailored clothing shipments were lower than the prior period, reflecting the planned deemphasis of certain brands and programs, as well as the soft retail environment generally for tailored suits. Sportswear and other non-tailored clothing product categories, including women's, represented approximately 27% of third quarter revenues compared to 23% in the year earlier period.

The consolidated gross margin percentage to sales increased to 27.3% compared to 25.2% last year, reflecting the stated actions noted above to reduce lower margin business and improve overall product sourcing. Consolidated selling, general and administrative expenses were $40.2 million in the current period compared to $39.2 million in 1999 and the ratio to sales increased to 22.9% in 2000 from 21.1% in 1999; the current period included incremental costs related to sportswear product lines development and higher circulation expenses associated with the increase in women's catalog sales. The prior period included $.8 million of incremental Year 2000 remediation costs.

Earnings before interest and taxes (EBIT) were $8.4 million in 2000 compared to $8.5 million last year; EBIT improved to 4.8% of net sales versus 4.6% a year ago, attributable to the improved gross margins. Interest expense of $3.6 million declined from $4.3 million last year, reflecting lower average borrowings, partially offset by higher average rates. Consolidated pre-tax earnings were $4.8 million this period compared to $4.2 million last year. Consolidated net earnings this year were $3.0 million or $.10 per basic and diluted share compared to $2.6 million or $.08 per share last year.

Nine Months 2000 Compared to Nine Months 1999
---------------------------------------------

Consolidated sales decreased $23.7 million or 4.4% to $510.9 million from $534.6 million in 1999, reflecting a $27.9 million or 5.6% decline in Men's Apparel Group revenues which was only partially offset by womenswear increases. Within the Men's Apparel Group, sportswear product revenues increased, attributable to both golfwear and other sportswear product categories; tailored clothing product revenues declined, reflecting both previously stated plans to reduce revenues in lower profit potential product categories and lackluster consumer demand for suits. Women's Apparel Group revenues, which represented 8% and 7% of consolidated sales in 2000 and 1999, respectively, increased approximately $4.3 million or 11.1%, primarily in the catalog business. Sportswear and other non-tailored clothing product categories, including women's, represented 27% of total sales compared to 24% in the year earlier period.

The consolidated gross margin percentage to sales was 27.0% compared to 25.3% last year, with the increase principally attributable to the Men's Apparel Group, largely from product mix changes and improved sourcing. Consolidated selling, general and administrative expenses were $119.6 million in the current period compared to $116.1 million in 1999, and represented 23.4% of sales in 2000 compared to 21.7% of sales in 1999. The current year included, among other things, incremental costs associated with the sportswear product lines development and expenses associated with the higher women's catalog sales.

Earnings before interest, taxes, the non-cash charge in 1999, and extraordinary gain this year were $20.5 million in 2000 compared to $21.3 million last year and represented 4.0% of sales in each period. Interest expense decreased to $11.8 million from $13.0 million last year, principally due to lower borrowings, partially offset by higher average borrowing rates. Consolidated pre-tax earnings before the extraordinary gain were $8.6 million this year compared to $8.3 million last year excluding the non-cash charge. The pre-tax loss in 1999 after the non-cash charge was $2.9 million. Consolidated net earnings before the extraordinary gain were $5.4 million or $.18 per basic and diluted share this year compared to $9.2 million or $.15 per share last year excluding the non-cash charge; after reflecting the non-cash charge, the 1999 loss for the nine months was $1.8 million or $.05 per share. This year, net earnings were $5.6 million or $.19 per share including the extraordinary gain.

                         Part II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K


       (a)   Exhibits:

             Exhibit 27          Financial Data Schedules

       (b)   No reports on Form 8-K were filed in the third quarter of 2000.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HARTMARX CORPORATION


October 11, 2000                By   /s/ GLENN R. MORGAN
                                  -----------------------------------------
                                     Glenn R. Morgan
                                     Executive Vice President and
                                     Chief Financial Officer

                                     (Principal Financial Officer)



October 11, 2000                By   /s/ ANDREW A. ZAHR
                                  -----------------------------------------
                                     Andrew A. Zahr
                                     Vice President and Controller

                                     (Principal Accounting Officer)