Form 10-K
period 2000-11-30
HARTMARX CORP/DE
filed 2001-02-26
CIK 723371

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

                  For the fiscal year ended November 30, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   On February 15, 2001, 29,857,941 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $102,000,000.

   Certain portions of the Registrant's definitive proxy statement dated February 26, 2001 for the Annual Meeting of Stockholders to be held April 12, 2001 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

 ITEM
 No.                                                                                          Page
 ----                                                                                         ----
PART I
  1    Business..............................................................................   1

  2    Properties............................................................................   6

  3    Legal Proceedings.....................................................................   6

  4    Submission of Matters to a Vote of Security Holders...................................   6

       Executive Officers of the Registrant..................................................   7

PART II
  5    Market for Registrant's Common Equity and Related Stockholder Matters.................   8

  6    Selected Financial Data...............................................................   9

  7    Management's Discussion and Analysis of Financial Condition and Results of Operations.  10

  7A   Quantitative and Qualitative Disclosures About Market Risk............................  15

  8    Financial Statements and Supplementary Data...........................................  15

  9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  36

PART III
 10    Directors and Executive Officers of the Registrant....................................  37

 11    Executive Compensation................................................................  37

 12    Security Ownership of Certain Beneficial Owners and Management........................  37

 13    Certain Relationships and Related Transactions........................................  37

PART IV
 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  37

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

   Established in 1872, the Company believes it is the largest manufacturer and marketer of men's suits, sport coats and slacks ("men's tailored clothing") in the United States. From this established position, Hartmarx has diversified into men's and women's sportswear, including golfwear, dress furnishings (shirts and ties) and women's career apparel.

   The Company operates exclusively in the apparel business. Its operations are comprised of: (i) Men's Apparel Group ("MAG") which designs, manufactures and markets men's tailored clothing, slacks and sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license to an extensive range of retail, catalog and e-commerce channels; and
(ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs. The Operating Segment Information on page 10 in Item 7 and on pages 35 and 36 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

   Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R), Palm Beach(R), Brannoch(R), Barrie Pace(R), Hawksley & Wight(R), Desert Classic(R), Pusser's of the West Indies(R), Cambridge(R), Coppley(R), Keithmoor(R) and Royal Shirt(TM); and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Burberry(R) men's tailored clothing, Austin Reed(R), Perry Ellis(R), Kenneth Cole(R), Ted Baker(R), Evan-Picone(R), Daniel Hechter(R), Gieves & Hawkes(R), Pringle of Scotland(R), Claiborne(R), Pierre Cardin(R), Alan Flusser(R) and KM by Krizia(TM). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 20 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 15 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North America and South America, selling golfwear in 18 countries.

   The Company has expanded its product offerings through acquisitions in the last few years. On August 27, 1999, a wholly owned subsidiary of the Company acquired 100% of the capital stock of The Royal Shirt Company, Ltd. ("Royal"), a Canadian based manufacturer and marketer of dress and sport shirts. Effective December 1, 1998, a wholly-owned subsidiary of the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a leading Canadian manufacturer and marketer of men's tailored clothing and other apparel. In November 1998, the Company purchased the wholesale apparel business of Pusser's Ltd. ("Pusser's") from an entity which operates restaurants, pubs and retail stores carrying nautical and tropical sportswear apparel and other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories associated with the wholesale business. Royal, Coppley and Pusser's are hereafter referred to as "the new businesses". On November 26, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the license rights to manufacture and market men's tailored suits, sport coats and slacks under the Burberry(R) men's tailored clothing, Claiborne(R) and Evan-Picone(R) brands, as well as ownership of the Palm Beach(R), Brannoch(R) and other names, and the current assets, properties and operations of the Plaid Clothing Group, Inc., now PCG Corp. I, and its subsidiaries ("Plaid").

   This 2000 Annual Report on Form 10-K contains forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates", "believes", "estimates", "expects", "projects", "plans" and similar phrases. Additionally, the Company may from time to time make other oral or written statements that are also forward-looking statements. While the Company believes that the assumptions underlying such forward-looking information are reasonable based on present conditions, forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements as a result of various factors. Accordingly, the Company has identified various important risk factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted or estimated by the Company in written or oral forward-looking statements including, but not limited to the following:

  . The overall retail economy in the United States could affect retailers' expectations of future apparel product sales. A more pessimistic evaluation compared to 2000 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company's sales and earnings could be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

  . The Company's largest customer represented approximately 20% of consolidated sales in fiscal 2000. The Company's second largest customer in 2000 represented approximately 7% of consolidated sales. The Company believes it maintains an excellent business relationship with these customers. However, an unanticipated decline in sales with the Company's largest customers would adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase volume with other existing customers.

  . Substantially all of the Company's men's and women's sportswear, men's ties, women's career wear and a portion of its tailored suits, sport coats, slack and dress shirts production are manufactured utilizing independent contractors, mostly located outside of the United States. The percentage of product manufactured or assembled outside of the United States is increasing. The Company is dependent upon the contractors' ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, unanticipated political or economic disruptions in these countries and/or currency fluctuations could adversely impact overall Company profitability.

  . Continuation of the trend towards more casual dressing in the workplace could further reduce the demand for the Company's tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company's casual and sportswear products may be less than anticipated.

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

  . The tailored clothing market relating to suit units has experienced unit declines for the past several years, partially offset by increasing demand for sport coats and dress slacks. The Company has been, among other things, reducing overall product costs, including increased off-shore sourcing and introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. If these efforts do not meet with consumer acceptance, sales and profitability could be adversely affected.

  . Fabric purchases from the Company's largest supplier approximated one-fifth of the total fabric requirements in fiscal 2000, down from approximately one-fourth in the prior year and one-third two years ago. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from this or other suppliers would adversely affect production scheduling and ultimately the Company's ability to meet customer delivery dates.

  . During 2000, the Company's variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $73 million under its Revolving Credit Facility. An unexpected increase in total borrowings and/or in the borrowing rates under the Revolving Credit Facility would adversely affect profitability.

  . The Company is not aware of and has assumed no significant adverse impact of pending or threatened litigation matters.

   The Company assumes no obligation to update publicly or release any revisions to any forward-looking statements, whether as a result of new information, future events or otherwise.

 Products Produced and Services Rendered

   The Company's merchandising strategy is to market a wide selection of men's tailored clothing, sportswear and dress furnishings, and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. MAG represented 91% of sales in 2000, 93% in 1999 and 92% in 1998. Women's Apparel Group represented approximately 9% of sales in 2000, 7% of sales in 1999 and 8% in 1998. As an integrated manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. The majority of its men's tailored clothing and slacks are manufactured in twelve Company operated facilities located in the United States, three facilities in Canada, one factory in Costa Rica and one factory in Mexico. Some of its dress furnishings are produced at a Company-operated facility in Canada. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, as well as women's career apparel and sportswear in accordance with Company specifications and production schedules. Approximately one-third of the catalog sales are of products provided by affiliated companies.

 Sources and Availability of Raw Materials

   Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately two-fifths of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from Burlington Industries, Inc., the Company's largest fabric supplier, accounted for approximately one-fifth of the Company's total fabric requirements in fiscal 2000. No other supplier accounts for over 5% of the Company's total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

   Product lines are developed primarily for two major selling seasons, spring and fall, with smaller lines for the summer and holiday seasons. The majority of the Company's products are purchased by its customers on an advance order basis, five to seven months prior to shipment. Seasonal commitments for a portion of the expected requirements are made approximately three to five months in advance of the customer order. Certain of the Company's businesses maintain in-stock inventory programs on selected product styles giving customers the capability to order electronically with resulting shipment within 24 to 48 hours. Programs with selected fabric suppliers provide for availability to support in-stock marketing programs. The normal production process from fabric cutting to finished production is five to six weeks for tailored suits and sport coats and three to four weeks for tailored slacks. A substantial portion of sportswear and women's apparel is produced by unaffiliated contractors utilizing Company designs.

 Competition and Customers

   The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. The Company's women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. Sales in the United States were approximately 95% of total revenues. The Company's largest customer, Dillard Department Stores, represented approximately 20%, 18% and 16% of consolidated sales in 2000, 1999 and 1998, respectively. No other customer exceeded 8% of net sales.

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

 Employees

   The Company presently has approximately 7,200 employees, of which approximately 96% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

Item 2--Properties

   The Company's principal executive and administrative offices are located in Chicago, Illinois. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                         Approximate
                         floor area
                          in square                                        Expiration date
      Location              feet                Principal Use             of material leases
      --------           -----------            -------------             ------------------
Anniston, AL............    76,000   Manufacturing                               2005
Buffalo, NY.............   280,000   Manufacturing; warehousing; office          2015
Cape Girardeau, MO......   171,000   Manufacturing; warehousing                   *
Chicago, IL.............   102,000   Executive and administrative offices        2004
Des Plaines, IL.........   361,000   Manufacturing; warehousing                   *
Easton, PA..............   220,000   Warehousing; office                          *
Elizabethtown, KY.......    54,000   Manufacturing                                *
Erlanger, KY............   225,000   Warehousing                                 2004
Farmington, MO..........    65,000   Warehousing                                  *
Michigan City, IN (2
 locations).............   420,000   Manufacturing; warehousing; office           *
New York, NY............   100,000   Sales offices/showrooms/retail store        2005
Rector, AR..............    52,000   Manufacturing                                *
Rochester, NY...........   223,000   Manufacturing; warehousing; office           *
Somerset, KY............   225,000   Manufacturing                                *
Winchester, KY..........    92,000   Manufacturing                                *
Hamilton, Ontario,
 Canada (3 locations)...   163,000   Manufacturing; warehousing; office          2003
San Jose, Costa Rica....    72,000   Manufacturing                                *
Tolcayuca, Mexico.......    50,000   Manufacturing                                *

--------
   *Properties owned by the Registrant

   The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Commitments and Contingencies" note to the Consolidated Financial Statements on pages 27 and 28 of this Form 10-K.

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

                                                                                          Years
                                                                                           of
                                                                                         Service
                                                                                          with
          Name                                    Position                           Age Company
          ----           ----------------------------------------------------------- --- -------
Elbert O. Hand.......... Chairman and Chief Executive Officer (Director since 1984)   61    36
Homi B. Patel........... President and Chief Operating Officer (Director since 1994)  51    21
Glenn R. Morgan......... Executive Vice President and Chief Financial Officer         53    21
James E. Condon......... Vice President and Treasurer                                 50    23
Taras R. Proczko........ Vice President, Corporate Counsel and Secretary              46    20
Linda J. Valentine...... Vice President, Compensation and Benefits                    50    20
Andrew A. Zahr.......... Vice President and Controller; Chief Accounting Officer      57    28

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

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three fiscal years were as follows:

                                                2000        1999        1998
                                             ----------- ----------- -----------
                                             High   Low  High   Low  High   Low
                                             ----- ----- ----- ----- ----- -----
First Quarter............................... $3.97 $3.13 $6.13 $3.94 $8.50 $7.06
Second Quarter..............................  3.22  2.16  5.25  4.31  9.00  7.38
Third Quarter...............................  3.03  2.20  5.06  3.63  8.00  6.50
Fourth Quarter..............................  3.13  2.34  4.94  3.69  7.19  4.38

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

   As of February 15, 2001, there were approximately 4,593 holders of the Company's common stock. The number of holders was estimated by adding the number of registered holders furnished by the Company's registrar together with the number of participants in the Hartmarx Employee Stock Ownership Plan.

   On April 13, 2000, the Board of Directors of the Company approved an amendment and restatement (the "Amendment") of the Rights Agreement, dated December 6, 1995, between the Company and First Chicago Trust Company of New York, as Rights Agent (the "Rights Agreement"). The Amendment, among other things, allows Traco International, N.V. and its affiliates, collectively, to beneficially own up to and including 19.5% of the outstanding Common Stock, $2.50 par value per share, of the Company without triggering the distribution and exercisability of the rights issued pursuant to the Rights Agreement.

Item 6--Selected Financial Data

   The following table summarizes data for the fiscal years 1996 through 2000. The Company's complete annual financial statements and notes thereto for fiscal 2000 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data
In Thousands, Except Per
Share Data
For Years Ended November 30      2000    1999(/1/)    1998    1997(/2/) 1996(/2/)
---------------------------    --------  ---------  --------  --------- ---------
Net sales....................  $680,647  $726,805   $725,002  $718,135  $610,180
Licensing and other income...     3,114     2,894      1,882     3,375     4,263
Cost of sales................   490,751   541,730    540,545   544,003   463,533
Operating expenses...........   163,134   156,560    144,121   143,482   127,699
Earnings before non-cash
 charge, interest, taxes and
 extraordinary gain..........    29,876    31,409     42,218    34,025    23,211
Non-cash charge re:
 termination of systems
 project.....................       --     11,195        --        --        --
Earnings before interest,
 taxes and extraordinary
 gain........................    29,876    20,214     42,218    34,025    23,211
Interest expense.............    15,686    17,669     18,633    17,480    16,681
Earnings before taxes and
 extraordinary gain..........    14,190     2,545     23,585    16,545     6,530
Tax (provision) benefit......    (5,605)     (965)    (8,965)    8,695    17,300
Net earnings before
 extraordinary gain..........     8,585     1,580     14,620    25,240    23,830
Extraordinary gain, net of
 tax.........................       227       --         --        --        725
Net earnings.................     8,812     1,580     14,620    25,240    24,555
Diluted earnings per share:
 before extraordinary gain...       .29       .05        .42       .74       .72
 after extraordinary gain....       .30       .05        .42       .74       .74
Cash dividends per share.....       --        --         --        --        --
Diluted average number of
 common shares and
 equivalents.................    29,568    32,861     34,885    34,167    33,021

Balance Sheet Data
In Thousands, Except Per
Share Data
At November 30
------------------------
Cash.........................  $  1,755  $  2,133   $  5,292  $  1,626  $  2,844
Accounts receivable..........   135,421   144,921    131,342   136,854   135,554
Inventories..................   167,111   176,214    207,679   193,780   165,913
Other current assets.........    26,766    21,668     19,115    24,484    16,155
Net properties...............    36,407    38,994     51,034    45,782    43,909
Other assets/deferred taxes..    71,015    75,743     70,260    67,857    65,864
Total assets.................   438,475   459,673    484,722   470,383   430,239
Accounts payable, accrued
 expenses and taxes..........   113,815   100,152     93,768   100,098    99,745
Current maturities of long-
 term debt...................    15,077    15,073     10,067    20,062    20,100
Long-term debt...............   110,470   155,300    169,927   157,939   148,428
Shareholders' equity.........   199,113   189,148    210,960   192,284   161,966
Equity per share.............      6.69      6.43       6.06      5.62      4.85

Other Data
In Thousands
For Years Ended November 30
---------------------------
Earnings before non-cash
 charge, interest, taxes,
 depreciation, amortization
 and extraordinary gain......  $ 36,976  $ 38,492   $ 49,450  $ 41,673  $ 31,469
Depreciation and amortization
 of fixed assets.............     7,100     7,083      7,232     7,648     8,258
Capital expenditures.........     4,494     7,820     12,753    10,086     8,207

--------
(1) 1999 results reflect a second quarter non-cash writedown of systems development costs of $11.2 million (pre-tax), $6.9 million (after-tax) or $.21 per share.
(2) 1996 and 1997 included favorable non-cash income tax adjustments to the tax valuation reserve related to recognition of net operating loss carryforwards of $19.9 million and $15.0 million, respectively. Excluding this adjustment in each year, net earnings before extraordinary gain and diluted earnings per share would have been $4.0 million or $.12 per share, respectively, in 1996 and $10.3 million or $.30 per share, respectively, in 1997.

   Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the Financing and Taxes on Earnings footnotes to the Consolidated Financial Statements, provide additional information relating to the comparability of the information presented above.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   Performance in 2000 reflected improved pre-tax margins on 6% lower sales in a generally lackluster retail environment for apparel; total debt declined $45 million or 26% from both cash earnings and working capital reductions. The Company continued to implement its previously stated strategies of planned reductions associated with lower profit potential tailored clothing brands and programs along with increased investment to develop an enhanced presence in branded sportswear product lines. Consolidated revenues were $681 million in 2000 compared to $726 million in 1999 and $725 million in 1998. Earnings before interest and taxes were $29.9 million in 2000 compared to $20.2 million in 1999 and $42.2 million in 1998. Results for 1999 included a non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect the write-down of capitalized development costs related to the termination of an enterprise resource planning system ("the non-cash charge").

   The Company operates exclusively in the apparel business. Its operations are comprised of: (i) Men's Apparel Group ("MAG"), which designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of apparel brands, both owned and under license, to an extensive range of retail, catalog and e-commerce channels; and (ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs.

Results of Operations

   The following summarizes sales and earnings before interest and taxes ("EBIT") for the Company's business groups (in millions):

                                                         Year Ended November
                                                                 30,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
      Sales:
        Men's Apparel Group............................. $619.8  $672.6  $665.0
        Women's Apparel Group...........................   60.8    54.2    60.0
                                                         ------  ------  ------
          Total......................................... $680.6  $726.8  $725.0
                                                         ======  ======  ======
      EBIT:
        Men's Apparel Group............................. $ 36.9  $ 37.9  $ 43.9
        Women's Apparel Group...........................    5.7     5.7     6.8
        Other and adjustments...........................  (12.7)  (12.2)   (8.5)
                                                         ------  ------  ------
          Total......................................... $ 29.9  $ 31.4  $ 42.2
                                                         ======  ======  ======

   EBIT for 1999 excludes the $11.2 million non-cash charge previously noted.

   MAG sales were $620 million in 2000, $673 million in 1999 and $665 million in 1998. Revenues in 2000 reflected lower orders for suit units and planned reductions associated with brands or programs being deemphasized which do not have the likelihood of achieving acceptable long term profitability rates; partially offsetting these conditions were unit increases in selected tailored sport coat and slack brands and sportswear growth in Nicklaus golfwear and Tommy Hilfiger casual pants. Revenues in 1999 compared to 1998 reflected approximately $36 million attributable to new products, principally from the acquisition of the Canadian based Coppley tailored clothing lines, as well as growth of the Kenneth Cole and Evan-Picone brands and introduction of Hart Schaffner & Marx and Hickey-Freeman dress furnishings. These increases were mostly offset by declines attributable to the generally difficult retail environment for business apparel and planned reductions in low profit potential brands and programs. MAG EBIT was $37 million in 2000 compared to $38 million in 1999 and

$44 million in 1998, with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. The $1 million decline in 2000 EBIT compared to 1999 reflected the improved operating margins which about offset the unfavorable impact of the lower sales and incremental costs associated with developing the Company's sportswear product lines. The $6 million decline in 1999 EBIT compared to 1998 was primarily attributable to the decline in sales from comparable operations, including the product lines being repositioned or eliminated, partially offset by EBIT applicable to Coppley.

   Women's Apparel Group sales, comprising approximately 9% of the consolidated total in 2000, 7% in 1999 and 8% in 1998, aggregated $60 million in 2000, $54 million in 1999 and $60 million in 1998. Revenues in 2000 primarily reflected higher catalog sales, as the number and size of catalogs distributed in 2000 were more than in 1999. Revenues in 1999 were adversely affected by lower in-stock business because of the generally soft retail business and the fashion trend less favorable towards women's tailored coats; catalog sales were slightly higher. Women's Apparel Group EBIT was $6 million in 2000, $6 million in 1999 and $7 million in 1998. EBIT in 2000 reflected the favorable impact from the higher catalog sales, which was about offset by higher advertising and promotional costs associated with the distribution of additional catalogs, as well as a small decline in the Women's Apparel Group's substantial gross margin rate on its wholesale sales. The decline in 1999 compared to 1998 was primarily attributable to the lower sales.

   Gross Margins. The consolidated gross margin percentage of sales was 27.9% in 2000, 25.5% in 1999 and 25.4% in 1998. The improvement in the 2000 gross margin rate reflected a change in the revenue product mix encompassing the elimination/reduction of low margin moderate priced tailored clothing products and programs, improved sourcing from certain ongoing tailored product lines and a higher percentage of women's and men's sportswear product categories. The small improvement in the 1999 gross margin rate compared to 1998 principally reflected the effect of the acquired product lines which have higher gross margins and operating expense ratios compared to the then existing product lines taken as a whole. Gross margins in the moderate priced tailored clothing product lines improved in the latter part of 1999 from lower product costs and favorable product mix changes related to the repositioning efforts previously discussed; however, this gross margin enhancement during 1999 was largely offset from lower sales of higher margin tailored clothing products sold at the higher price points and markdowns resulting from the disposition of excess sportswear units. The effect of utilizing the LIFO inventory method favorably impacted gross margins by $1.4 million in 2000 and $.8 million in 1999 compared to an unfavorable impact of $.9 million in 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $163 million in 2000, $157 million in 1999 and $144 million in 1998. As a percentage of sales, the expense rate was 24.0% in 2000, compared to 21.5% in 1999 and 19.9% in 1998. The dollar increase in 2000 included the higher costs associated with the distribution of additional catalogs in the Barrie Pace operation, costs related to development of the sportswear product lines, as well as higher employee benefit costs and the inclusion of the Royal shirt operations for a full year. The increase relative to sales reflected changes in revenue mix towards products with higher gross margin rates which have higher operating expense ratios to sales; also, the decline in in-stock tailored clothing units could not be matched with commensurate operating expense reductions. The dollar increase in 1999 compared to 1998 was primarily attributable to acquired operations and incremental expenditures attributable to Year 2000 remediation, as the dollar amount of expenses for comparable operations was about the same as the prior year. The increase relative to sales reflected both new businesses with their higher operating ratios existing at the time of acquisition and, for comparable operations, the inability to immediately lower non-variable expenses resulting from the declines associated with lower in-stock business.

   Advertising expenditures, including costs related to the Barrie Pace catalog, were $31 million in 2000 compared to $28 million in 1999 and $26 million in 1998, representing 4.5%, 3.9% and 3.6% of consolidated sales, respectively. The increase in 2000 principally reflected higher amounts associated with the distribution of Barrie Pace catalogs. The increase in 1999 compared to 1998 reflected the new businesses and higher MAG advertising expenditures in support of new product lines.

   Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $3.1 million in 2000, $2.9 million in 1999 and $1.9 million in 1998. The increase in 2000 compared to 1999 and 1999 compared to 1998 reflected the improvement in the economic conditions in Asia, especially Japan and Korea, where a significant portion of the Company's licensing income is generated.

   Earnings before Non-Cash Charge, Interest and Taxes ("EBIT"). EBIT was $29.9 million in 2000, $31.4 million in 1999 and $42.2 million in 1998, representing 4.4%, 4.3% and 5.8% of sales, respectively. The slight percentage improvement in 2000 compared to 1999 reflected the impact of the product mix changes on the overall lower sales level. The decline in 1999 compared to 1998 was principally attributable to the higher operating expense ratio to sales.

   Non-Cash Charge. The non-cash charge of $11.2 million in 1999 reflected the second quarter writedown of capitalized systems development costs related to the termination of an enterprise resource planning system project, which had been anticipated to be implemented Company-wide. After extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation of the application software purchased would not be appropriate.

   Interest Expense. Interest expense was $15.7 million in 2000, $17.7 million in 1999 and $18.6 million in 1998. As a percentage of sales, interest expense represented 2.3% in 2000 compared to 2.4% in 1999 and 2.6% in 1998. The dollar decrease in 2000 from 1999 reflected significantly lower average borrowings which were only partially offset by higher average borrowing rates. The dollar decrease in 1999 from 1998 reflected lower average borrowings during the year, as well as lower average borrowing rates earlier in the year. The effective interest rate for all borrowings, including amortization costs, was 9.6% in 2000, 8.5% in 1999 and 9.3% in 1998. The Company's weighted average short term borrowing rate was 8.3% in 2000, 6.6% in 1999 and 7.2% in 1998. Interest expense included non-cash amortization of financing fees and expenses of $.5 million in 2000 and 1999 and $.8 million in 1998.

   Pre-Tax Earnings. Pre-tax earnings were $14.2 million in 2000 compared to $13.7 million in 1999 (before consideration of the non-cash charge) and $23.6 million in 1998.

   Income Taxes. The Company's effective tax rate was 39.5% in 2000 compared to 38% in 1999 and 1998 and resulted in a tax provision of $5.6 million in 2000, $1.0 million in 1999 and $9.0 million in 1998. The increase in the effective rate for 2000 was principally attributable to proportionately higher non-US income compared to the previous two years.

   Net Earnings. Comparable net earnings were $8.6 million or $.29 per diluted share in 2000 (before consideration of a $.2 million extraordinary gain related to purchases of the Company's subordinated debentures) compared to $8.5 million or $.26 per diluted share in 1999 (before consideration of the non-cash charge) and $14.6 million or $.42 per diluted share in 1998. Reported earnings per share after consideration of the extraordinary gain in 2000 and non-cash charge in 1999 were $8.8 million or $.30 per diluted share in 2000, $1.6 million or $.05 per diluted share in 1999 and $14.6 million or $.42 per diluted share in 1998.

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

   Credit Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in the fees, administrative charges and effective borrowing rates, adjustment or elimination of certain covenants and extension of the Credit Facility term from March 1997 to July 2000. In August 1999, the Company completed an amendment and extension of the Credit Facility. Among other things, the Credit Facility now provides for maximum borrowings of $200 million. The term of the Credit Facility was extended from July 2000 to June 2003 (provided that no more than $35 million of the Notes remain outstanding as of July 15, 2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. The Credit Facility is secured by inventories, accounts receivable and intangibles of the Company and its subsidiaries. The Credit Facility contains certain restrictions on the operation of the Company's business, including covenants pertaining to capital expenditures, asset sales, operating leases, incurrence of additional indebtedness, ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, and events of default. The Company is in compliance with all the covenants under the respective borrowing agreements.

   Net cash provided by operating activities was $48 million in 2000 compared to $39 million in 1999 and $13 million in 1998. The significant increase in 2000 compared to 1999, as well as 1999 compared to 1998, was attributable to both cash operating earnings and working capital reductions. The favorable cash flow in 2000 enabled the Company to reduce debt by $45 million. Cash flow in 1999 allowed the Company to purchase approximately 6.7 million of its shares for $30 million and to complete two acquisitions during the year, while still reducing total debt by $10 million.

   At November 30, 2000, net accounts receivable of $135.4 million declined $9.5 million from November 30, 1999, attributable to the lower sales. The allowance for doubtful accounts was $7.8 million compared to $8.6 million last year, representing 5.4% of gross receivables in 2000 and 5.6% in 1999; agings were slightly improved. Inventories were $167.1 million at November 30, 2000 compared to $176.2 million at November 30, 1999 and $207.7 million at November 30, 1998. These reductions of 5.2% in 2000 vs. 1999 and 15.2% in 1999 vs. 1998
reflected, among other things, the generally lackluster environment at retail for non-casual apparel products, as well as the de-emphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term. Inventory turn improved from 1999.

   Recoverable and deferred income taxes at November 30, 2000 aggregated $52.9 million compared to $55.3 million at November 30, 1999. Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes", requires, among other things, the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, a periodic evaluation of the likelihood that the deferred tax assets are realizable and the establishment of a valuation allowance, in certain circumstances, to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it was more likely than not that its deferred tax assets will be fully realized and that a tax valuation reserve was not required. Approximately $35 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 2000, the Company had approximately $110 million of federal tax operating loss carryforwards available to offset future taxable income. Utilizing the entire $110 million of available operating loss carryforwards by their expiration over the 2007-2010 periods would require average annual taxable earnings of approximately $15 million before consideration of available tax planning alternatives.

   At November 30, 2000, net properties were $36.4 million compared to $39.0 million at November 30, 1999. Capital additions (excluding expenditures associated with the terminated systems project in 1999 and 1998) were $4.5 million in 2000 compared to $6.4 million in 1999 and $6.0 million in 1998. Depreciation expense was $7.1 million in 2000 and 1999 and $7.2 million in 1998. The capital expenditure limitations contained in the Company's current borrowing agreements have not, and are not expected to, delay capital expenditures otherwise planned by the Company.

   Total debt at November 30, 2000 of $125.5 million declined $44.8 million compared to the year earlier level. Although not impacting overall debt levels, the Company retired $23.0 million face value of its Notes during 2000, utilizing availability under its Credit Facility. The $15.1 million of borrowings classified as current at November 30, 2000 reflects the anticipated debt reduction during fiscal 2001 pursuant to the Company's borrowing arrangements. Total debt, including short term borrowings and current maturities, represented 39% of the Company's total $325 million capitalization at November 30, 2000, compared to 47% at November 30, 1999; the lower debt capitalization ratio primarily reflected the decline in total debt levels. Total additional borrowing availability at November 30, 2000 under the Credit Facility was approximately $127 million.

   Shareholders' equity of $199.1 million at November 30, 2000 represented $6.69 book value per share compared to $6.43 book value per share at November 30, 1999. The $10.0 million equity increase during 2000 reflected the net earnings for the year, ongoing equity sales to employee benefit plans and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan, partially offset by the purchase of .317 million treasury shares aggregating approximately $1.2 million. Dividends have not been paid since 1991. The current Credit Facility restricts, but does not prohibit, the payment of dividends.

Outlook

   During 2000, the improved gross margin rate to sales and lower interest expense more than offset the pre-tax earnings impact of the 6% revenue decline. Fall and Holiday 2000 apparel sales at retail were promotional and generally disappointing, suggesting a cautious outlook for fiscal 2001, especially for the first half. The Company anticipates that fiscal 2001 revenue declines related to tailored suit units would be about offset by increases in tailored sportcoat and slack units along with other non-tailored clothing product categories.

   The Company expects to sustain its preeminent position in tailored clothing while continuing to broaden its product offerings in branded sportswear, dress furnishings, golfwear and womenswear. The actions to eliminate lower margin potential products and programs within moderate tailored clothing product offerings favorably impacted operating margins, but were a contributing factor to the fiscal 2000 revenue decline. While these actions are nearing completion, some additional reductions in domestic tailored clothing productive capacity are likely. Increasing demand for branded tailored sportcoat and dress slacks across most price points is alleviating the decline in advance orders and expected in-stock tailored suit units. Product categories other than tailored clothing, such as sportswear from Hickey-Freeman and Hart Schaffner & Marx, Bobby Jones and Jack Nicklaus golfwear and Tommy Hilfiger casual slacks represent important sources for future revenue and earnings growth. During 2000, HMX Sportswear, Inc. was formed to focus efforts in expanding men's non-tailored clothing product categories; the human resources investment to develop, merchandise and sell a variety of branded sportswear apparel will continue during 2001, with the incremental revenue benefit expected to commence with Spring 2002 deliveries. In November, 2000, the Company commenced a relationship to market the United Kingdom-based Ted Baker collection of men's sportswear, tailored clothing and womenswear for the North American market with initial deliveries commencing with the Fall 2001 season. The recently acquired Alex and Eye brands are being marketed by the women's apparel business to augment the ongoing Austin Reed and Hawksley & Wight women's lines of tailored coats, pants, shirts and sportswear; the Barrie Pace women's catalog operations is expected to be enhanced by an expanded internet marketing capability during 2001.

   The Company's $45 million debt reduction during fiscal 2000 resulted in the lowest year-end debt level since 1986, and shareholders' equity of almost $200 million represented 61.3% of total capitalization. Free cash flow, which takes into account depreciation expense, capital expenditures and the utilization of tax operating loss carryforwards, was approximately $16 million or $.55 per share in 2000. The Company's 10 7/8% subordinated debentures, due in January, 2002, are callable at 100 as of January 15, 2001; these debentures are expected to be retired with approximately $17 million proceeds from new mortgage financing and utilizing availability under the Company's Credit Facility. The Company anticipates that sufficient capital resources will be available to address growth opportunities generated internally or through acquisition.

   Increasing shareholder value through long-term earnings growth remains a key objective; this would be achieved from a combination of revenue increases, improved operating margins and lower financing costs.

Acquisitions and brand extensions will be pursued which provide opportunities for expanded product offerings, channel diversification or operational synergies.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

   The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in earnings in the period in which the purchase obligations are satisfied. As of November 30, 2000, the Company had entered into foreign exchange contracts, aggregating approximately $10 million corresponding to approximately 19 billion Italian lire and 64 million Japanese yen, primarily related to inventory purchases applicable to fiscal 2001.

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

Item 8--Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----
Financial Statements:
  Report of Independent Accountants........................................  16
  Consolidated Statement of Earnings for the three years ended November 30,
   2000....................................................................  17
  Consolidated Balance Sheet at November 30, 2000 and 1999.................  18
  Consolidated Statement of Cash Flows for the three years ended November
   30, 2000................................................................  19
  Consolidated Statement of Shareholders' Equity for the three years ended
   November 30, 2000.......................................................  20
  Notes to Consolidated Financial Statements...............................  21
  Financial Statement Schedules
    Schedule II--Valuation and Qualifying Accounts......................... F-1
  Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.
Supplementary Data:
  Quarterly Financial Summary (unaudited)..................................  36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 17, 2001

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

                              HARTMARX CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                 Fiscal Year Ended November
                                                            30,
                                                 -------------------------- ---
                                                   2000     1999     1998
                                                 -------- -------- --------
Net sales....................................... $680,647 $726,805 $725,002
Licensing and other income......................    3,114    2,894    1,882
                                                 -------- -------- --------
                                                  683,761  729,699  726,884
                                                 -------- -------- --------
Cost of goods sold..............................  490,751  541,730  540,545
Selling, general and administrative expenses....  163,134  156,560  144,121
                                                 -------- -------- --------
                                                  653,885  698,290  684,666
                                                 -------- -------- --------
                                                   29,876   31,409   42,218
Non-cash charge for termination of systems
 project........................................      --    11,195      --
                                                 -------- -------- --------
Earnings before interest, taxes and
 extraordinary gain.............................   29,876   20,214   42,218
Interest expense................................   15,686   17,669   18,633
                                                 -------- -------- --------
Earnings before taxes and extraordinary gain....   14,190    2,545   23,585
Tax provision...................................    5,605      965    8,965
                                                 -------- -------- --------
Net earnings before extraordinary gain..........    8,585    1,580   14,620
Extraordinary gain..............................      227      --       --
                                                 -------- -------- --------
Net earnings.................................... $  8,812 $  1,580 $ 14,620
                                                 ======== ======== ========
Earnings per share (basic and diluted):
  Before extraordinary gain..................... $    .29 $    .05 $    .42
                                                 ======== ======== ========
  After extraordinary gain...................... $    .30 $    .05 $    .42
                                                 ======== ======== ========


         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                (000's Omitted)

                                                             November 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................. $   1,755  $   2,133
  Accounts receivable, less allowance for doubtful
   accounts of $7,770 in 2000 and $8,639 in 1999.........   135,421    144,921
  Inventories............................................   167,111    176,214
  Prepaid expenses.......................................     8,867      6,663
  Recoverable and deferred income taxes..................    17,899     15,005
                                                          ---------  ---------
    Total current assets.................................   331,053    344,936
                                                          ---------  ---------
INVESTMENTS AND OTHER ASSETS.............................    36,014     35,411
                                                          ---------  ---------
DEFERRED INCOME TAXES....................................    35,001     40,332
                                                          ---------  ---------
PROPERTIES
  Land...................................................     2,289      2,255
  Buildings and building improvements....................    42,971     42,079
  Furniture, fixtures and equipment......................   107,244    112,461
  Leasehold improvements.................................    18,548     19,166
                                                          ---------  ---------
                                                            171,052    175,961
  Accumulated depreciation and amortization..............  (134,645)  (136,967)
                                                          ---------  ---------
  Net properties.........................................    36,407     38,994
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 438,475  $ 459,673
                                                          =========  =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long term debt...................    15,077     15,073
  Accounts payable.......................................    43,666     40,351
  Accrued payrolls.......................................    24,904     18,518
  Other accrued expenses.................................    45,245     41,283
                                                          ---------  ---------
    Total current liabilities............................   128,892    115,225
                                                          ---------  ---------
LONG TERM DEBT...........................................   110,470    155,300
                                                          ---------  ---------
SHAREHOLDERS' EQUITY
  Preferred shares, $1 par value; 2,500,000 authorized
   and unissued..........................................       --         --
  Common shares, $2.50 par value; authorized 75,000,000;
   issued 36,328,564 in 2000 and 36,100,814 in 1999......    90,821     90,252
  Capital surplus........................................    82,237     83,834
  Retained earnings......................................    60,723     51,911
  Unearned employee benefits.............................    (5,716)    (7,161)
  Common shares in treasury, at cost, 6,564,404 at
   November 30, 2000 and 6,677,952 at November 30, 1999..   (28,952)   (29,688)
                                                          ---------  ---------
  Shareholders' equity...................................   199,113    189,148
                                                          ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $ 438,475  $ 459,673
                                                          =========  =========

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000's Omitted)

                                                  Fiscal Year Ended November
                                                             30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
  Net earnings................................... $  8,812  $  1,580  $ 14,620
  Reconciling items to adjust net earnings to net
   cash provided by operating activities:
    Extraordinary gain, net......................     (227)      --        --
    Non-cash charge..............................      --     11,195       --
    Depreciation and amortization................    7,605     7,535     7,994
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable........................    9,500    (3,899)    5,512
      Inventories................................    9,103    38,244   (13,162)
      Prepaid expenses...........................   (2,204)   (3,387)      738
      Other assets...............................     (682)      687    (4,003)
      Accounts payable and accrued expenses......   13,663   (11,624)   (6,330)
      Taxes and deferred taxes...................    2,315      (973)    7,812
                                                  --------  --------  --------
Net cash provided by operating activities........   47,885    39,358    13,181
                                                  --------  --------  --------
Cash Flows from investing activities:
  Capital expenditures...........................   (4,494)   (7,820)  (12,753)
  Cash paid for acquisitions.....................      --     (1,610)   (2,737)
                                                  --------  --------  --------
Net cash used in investing activities............   (4,494)   (9,430)  (15,490)
                                                  --------  --------  --------
Cash Flows from financing activities:
  Increase (decrease) in borrowings under Credit
   Facility......................................  (21,885)   (9,486)    2,200
  Purchase of 10 7/8% Senior Subordinated Notes..  (22,965)     (142)     (220)
  Decrease in other long term debt...............      (72)      (67)      (61)
  Purchase of treasury shares....................   (1,163)  (29,711)      --
  Other equity transactions......................    2,316     6,319     4,056
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities......................................  (43,769)  (33,087)    5,975
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................     (378)   (3,159)    3,666
Cash and cash equivalents at beginning of year...    2,133     5,292     1,626
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  1,755  $  2,133  $  5,292
                                                  ========  ========  ========
Supplemental cash flow information
  Net cash paid during the year for:
    Interest..................................... $ 15,900  $ 17,500  $ 18,200
    Income taxes.................................    3,300     1,300     1,200

         (See accompanying notes to consolidated financial statements)

                              HARTMARX CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000's Omitted)

                                                              Unearned
                               Par Value of Capital  Retained Employee  Treasury
                               Common Stock Surplus  Earnings Benefits   Shares
                               ------------ -------  -------- --------  --------
Balance at November 30, 1997.    $85,549    $79,934  $35,711  $(8,910)  $    --
  Net earnings for the year..                         14,620
  Issuance of 312,659 shares,
   primarily to employee
   benefit plans.............        782      1,298
  Stock options exercised
   (119,371 shares issued
   upon exercise of 119,371
   options)..................        298        445
  Long-term incentive plan
   awards for 188,000 shares,
   net of forfeitures........        470      1,070            (1,540)
  Allocation of unearned
   employee benefits.........                  (753)            1,986
                                 -------    -------  -------  -------   --------
Balance at November 30, 1998.     87,099     81,994   50,331   (8,464)       --
  Net earnings for the year..                          1,580
  Issuance of 1,048,567
   shares, primarily to
   employee benefit plans....      2,621      1,989
  Long-term incentive plan
   awards for 175,750 shares.        439        533              (972)
  Allocation of unearned
   employee benefits.........                  (868)            2,275
  Stock options exercised
   (37,066 shares issued upon
   exercise of 42,221
   options)..................         93        186                           23
  Purchase of treasury
   shares....................                                            (29,711)
                                 -------    -------  -------  -------   --------
Balance at November 30, 1999.     90,252     83,834   51,911   (7,161)   (29,688)
  Net earnings for the year..                          8,812
  Issuance of 420,485
   treasury shares, primarily
   to employee benefit plans.                  (780)                       1,855
  Long-term incentive plan
   awards for 239,250 shares,
   net of forfeitures........        598        125              (752)
  Allocation of unearned
   employee benefits.........                  (948)            2,197
  Stock options exercised and
   vesting of restricted
   stock awards..............        (29)         6                           44
  Purchase of treasury
   shares....................                                             (1,163)
                                 -------    -------  -------  -------   --------
Balance at November 30, 2000.    $90,821    $82,237  $60,723  $(5,716)  $(28,952)
                                 =======    =======  =======  =======   ========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

   Principal Business Activity--The Company and its subsidiaries (the "Company") are engaged in the manufacturing and marketing of quality men's and women's apparel. The Company's products are sold principally in the United States.

   Principles of Consolidation--The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Fair Value of Financial Instruments--The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

   Cash and Cash Equivalents--The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   Inventories--Inventories are stated at the lower of cost or market. At November 30, 2000 and 1999, approximately 49% and 41% of the Company's total inventories at each year end are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

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

   Comprehensive Income--Transactions from non-owner sources which affected shareholders' equity for the three years ended November 30, 2000 were nominal; accordingly, a separate financial statement for such transactions was not required as there was no effect on the Company's reported financial position, results of operations or cash flows for the periods ended November 30, 2000.

   Revenue Recognition--Sales are recognized at the time the order is shipped and returns are netted against sales. Catalog sales are net of expected returns and exclude sales tax. Income from licensing arrangements is recorded when received.

   Advertising Costs--Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $30.7 million in 2000, $28.2 million in 1999 and $25.9 million in 1998 are included in Selling, General and Administrative Expenses in the accompanying Statement of Earnings. Prepaid expenses at November 30, 2000 include deferred advertising costs of $1.7 million ($1.3 million at November 30, 1999), which will be reflected as an expense during the quarterly period benefited.

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

   Retiree Medical Plan--A contributory health insurance plan has been made available to non-union retired employees and eligible dependents whereby retirees electing to receive the coverage made contributions to offset the cost of the retiree plan. Effective January 1, 1998, the plan became an insured plan and retirees electing to receive the coverage make the required premium payments to the insurance company providing benefits under the plan. Effective August 1, 1998, the plan is no longer offered to new retirees. Approximately 140 retired employees are currently participating.

   Other Postemployment Benefits--Postemployment benefit expense, which is recorded in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", was not significant in any of the three years ended November 30, 2000.

   Stock Options--The Company has elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations under which the Company uses the intrinsic value method of measuring stock compensation cost. Under this method, compensation cost is the excess, if any, of the quoted market price of the Company's stock on the date of grant over the amount the individual must pay for the stock.

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

   The only customer that exceeded 10% of consolidated revenues represented approximately 20%, 18% and 16% of sales in 2000, 1999 and 1998, respectively. Accounts receivable from the largest customer represented approximately 12% and 14% of the Company's gross accounts receivable at November 30, 2000 and 1999, respectively.

   The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally in amounts approximating forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods and are included in cost of goods sold in the accompanying Statement of Earnings. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in the period in which the purchase obligations are satisfied. As of November 30, 2000, the Company had entered into foreign exchange contracts for Italian Lire and Japanese yen, aggregating approximately $10 million ($20 million at November 30, 1999), related to future inventory purchases.

   From time to time, the Company has entered into interest rate protection agreements; however, in fiscal 2000, 1999 or 1998, the Company did not enter into any such agreements.

   Per Share Information--The calculation of basic earnings per share in each year is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares used in computing basic and diluted earnings per share were as follows, which includes both allocated and unallocated shares held by The Hartmarx Employee Stock Ownership Plan (000's omitted):

       Year Ended
       November 30,                                               Basic  Diluted
       ------------                                               ------ -------
        2000..................................................... 29,452 29,568
        1999..................................................... 32,790 32,861
        1998..................................................... 34,486 34,885

   Recent Accounting Pronouncements--Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 137, is required to be adopted by the Company for its fiscal year beginning December 1, 2000. FAS 133 requires disclosures of the objectives for holding or issuing derivative instruments, the context to understand the objectives and the strategies for achieving the objectives, disclosures related to the impact of derivatives as reflected in the statement of comprehensive income as well as requiring that all derivative instruments be recognized as either assets or liabilities in the balance sheet and measured at their fair value. FAS 133 also requires changes in the fair value of derivatives to be recorded in each period in current earnings or comprehensive income, depending on the intended use of the derivatives. Upon implementation, the Company will record an initial asset or liability for the fair value of the forward foreign currency exchange contracts with an offset to Accumulated Other Comprehensive Income in the equity section of the balance sheet. The derivative instruments will be revalued periodically to their fair value with the aforementioned accounts adjusted accordingly. As of November 30, 2000, the cost of these contracts, which aggregated $9.7 million, exceeded their fair value by approximately $.6 million.

   Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Costs", requires that amounts billed to customers for shipping and handling costs be reflected as a component of net revenue, if material. The Company believes that its billings to customers for shipping and handling costs are not significant.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101--"Revenue Recognition in Financial Statements", which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of fiscal 2000. The Company believes that its revenue recognition, presentation and disclosures are in compliance with these SABs and the adoption of these SABs did not effect the Company's results of operations or its financial position for fiscal 2000.

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

   Effective December 1, 1998, the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a Canadian based manufacturer and marketer of men's apparel. On August 27, 1999, the Company acquired 100% of the capital stock of The Royal Shirt Company, Ltd. ("Royal"), a Canadian based manufacturer and marketer of dress and sport shirts for men and women. Royal continues as a manufacturing resource for products marketed by the Company. Regarding the Coppley and Royal acquisitions, the fair value of assets acquired was $20.3 million and liabilities assumed were $18.7 million.

   The results of operations of Pusser's, Coppley and Royal since the date of their respective acquisition are included in the accompanying financial statements.

Financing

   During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three-year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $35 million letter of credit facility) collateralized by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Various Credit Facility amendments in July 1995, November 1995, January 1996 and October 1997, among other things, resulted in a reduction in fees, administrative charges, and effective borrowing rates, adjustment or elimination of certain covenants and the extension of the Credit Facility term from March 1997 to July 2000.

   In August 1999, the Company completed an amendment to the Credit Facility which increased the maximum borrowing level and extended its duration. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million). The term of the Credit Facility was extended from July 2000 to June 2003 (provided that no more than $35 million of the Notes remain outstanding by July 15, 2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories; at the Company's option, borrowing rates are based on either LIBOR or the prime rate of a major bank. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

   During fiscal 2000, 1999 and 1998, the Company purchased $23.0 million, $.1 million and $.2 million, respectively, face value of its Notes. The 2000 purchases were principally in the second quarter and were at a discount to par value, resulting in an after-tax extraordinary gain of $.2 million. The 1999 and 1998 purchases were at a small premium to par value, resulting in a nominal loss, which has been reflected in Licensing and Other Income. Additional purchases of the Notes in fiscal 2001 will be made utilizing availability under the Credit Facility.

   At November 30, 2000 and 1999, long term debt, less current maturities, comprised the following (000's omitted):

                                                                2000     1999
                                                              -------- --------
       Borrowings under Credit Facility...................... $ 43,729 $ 65,614
       10 7/8% Senior Subordinated Notes, net................   61,900   84,769
       Industrial development bonds..........................   17,315   17,344
       Other debt............................................    2,603    2,646
                                                              -------- --------
                                                               125,547  170,373
       Less--current.........................................   15,077   15,073
                                                              -------- --------
       Long term debt........................................ $110,470 $155,300
                                                              ======== ========

   Industrial development bonds ("IDBs"), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $8.8 million at November 30, 2000. Interest rates on the various borrowing agreements range from 5.0% to 8.5% (average of 7.5% at November 30, 2000 and 7.6% at November 30, 1999). Two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

   Other long term debt includes installment notes and mortgages and the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary due September 1, 2007. Interest rates ranged from 8% to 8.5% per annum (average of 8.5% at November 30, 2000 and November 30, 1999).

   Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $3.9 million at November 30, 2000 and $4.6 million at November 30, 1999.

   The approximate principal reductions required during the next five fiscal years, including reductions under the Notes which are due in 2002 and the Credit Facility which expires in 2003, are as follows: $.1 million in 2001; $62.0 million in 2002; $43.7 million in 2003; and zero in 2004 and 2005. The Notes were callable at 101.6% of par at January 15, 2000 and are callable at par effective January 15, 2001.

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

   Information related to loan repayments by the ESOP are as follows (000's omitted):

                                                            2000   1999   1998
                                                           ------ ------ ------
       Principal payments................................. $1,462 $1,331 $1,211
       Interest payments..................................    582    714    833
                                                           ------ ------ ------
       Total loan payments made by ESOP................... $2,044 $2,045 $2,044
                                                           ====== ====== ======

   As of November 30, 2000, 489,402 of the 620,155 shares of common stock owned by the ESOP have been allocated to the accounts of the ESOP participants. There were 130,753 shares committed to be released, and the fair market value of those unearned ESOP shares was approximately $.3 million.

Borrowings Under The Credit Facility

   The following summarizes information concerning borrowings under the Credit Facility (000's omitted):

                                                    2000      1999      1998
                                                   -------  --------  --------
     Outstanding at November 30................... $43,729  $ 65,614  $ 75,100
     Maximum month end balance during the year....  91,716   115,500   120,700
     Average amount outstanding during the year...  72,900    93,800    97,500
     Weighted daily average interest rate during
      the year....................................     8.3%      6.6%      7.2%
     Weighted average interest rate on borrowings
      at November 30..............................     8.8%      7.0%      6.6%

Inventories

   Inventories at fiscal year end were as follows (000's omitted):

                                                             November 30
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
     Raw materials................................... $ 55,450 $ 58,352 $ 48,969
     Work in process.................................   15,262   19,269   30,904
     Finished goods..................................   96,399   98,593  127,806
                                                      -------- -------- --------
                                                      $167,111 $176,214 $207,679
                                                      ======== ======== ========

   The excess of current cost over LIFO costs for certain inventories was $33.9 million in 2000, $35.3 million in 1999 and $36.1 million at November 30, 1998.

Taxes on Earnings

   The tax provision is summarized as follows (000's omitted):

                                                             2000   1999   1998
                                                            ------  ----  ------
     Federal............................................... $  324  $ 80  $  434
     State and local.......................................    600  (100)  1,103
     Foreign...............................................  1,614   936     --
                                                            ------  ----  ------
         Total current.....................................  2,538   916   1,537
                                                            ------  ----  ------
     Federal...............................................  3,248    99   7,428
     State and local.......................................    --    --      --
     Foreign...............................................   (181)  (50)    --
                                                            ------  ----  ------
         Total deferred....................................  3,067    49   7,428
                                                            ------  ----  ------
     Total tax provision................................... $5,605  $965  $8,965
                                                            ======  ====  ======

The difference between the tax provision reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to pre-tax income, taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                         2000    1999    1998
                                                        ------- ------  -------
     Earnings before taxes and extraordinary gain...... $14,190 $2,545  $23,585
                                                        ======= ======  =======
     Tax provision computed at statutory rate.......... $ 4,825 $  865  $ 8,019
     State and local taxes on earnings, net of federal
      tax benefit......................................     396    (66)     728
     Foreign...........................................     198     82      --
     Other--net........................................     186     84      218
                                                        ------- ------  -------
     Total tax provision............................... $ 5,605 $  965  $ 8,965
                                                        ======= ======  =======

   At November 30, 2000 and 1999, there was no valuation allowance offsetting the deferred tax asset as the Company had concluded it was more likely than not that the deferred tax asset would be fully realized. A portion of the Company's deferred tax asset had been reserved in prior years through the establishment of a tax valuation allowance. The valuation allowance was originally recorded upon consideration of the operating losses incurred during the 1990-1992 fiscal years and related uncertainty associated with realization of the tax benefit of operating loss carryforwards, which is ultimately dependent upon the generation of future earnings by the Company. The net tax asset recorded considers amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

   At November 30, 2000, the Company had a net deferred tax asset of $52.9 million comprised of deferred tax assets of $67.2 million less deferred tax liabilities aggregating $14.3 million. The principal deferred tax assets included operating loss carryforwards of $38.6 million, alternative minimum tax credit carryforwards ("AMT") and other tax credit carryforwards of $6.4 million, $16.9 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes and $5.3 million attributable to Tax Reform Act of 1986 ("TRA") items (allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes). Deferred tax liabilities included excess tax over book depreciation of $1.5 million and $7.1 million related to employee benefits, principally pensions.

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

   As of November 30, 2000, the Company had approximately $110 million of tax operating loss carryforwards available to offset future income tax liabilities. In general, such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards expire from 2007 to 2010. AMT tax credit carryforwards of $6.2 million can be carried forward indefinitely.

Commitments and Contingencies

   The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

   At November 30, 2000, total minimum rentals under noncancellable operating leases were as follows (000's omitted):

      Years                                                             Amount
      -----                                                             -------
      2001............................................................. $ 9,914
      2002.............................................................   9,523
      2003.............................................................   9,145
      2004.............................................................   8,986
      2005.............................................................   7,438
      Thereafter.......................................................  51,746
                                                                        -------
      Total minimum rentals due........................................ $96,752
                                                                        =======

   Rental expense, including rentals under short term leases, aggregated $9.8 million, $10.7 million and $10.9 million in fiscal 2000, 1999 and 1998, respectively.

   Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments as part of the minimum rentals.

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

Employee Benefits

 Pension Plans

   The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $1.3 million in 2000, $1.4 million in 1999 and $6.4 million in 1998. As discussed elsewhere in this footnote, certain current pension costs and obligations related to a multi-employer plan were assumed by the Company's single employer plan, effective as of October 1, 1998. The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans.

   The present value of accumulated benefits of one multi-employer plan has been substantially in excess of the plan assets currently available for such benefits. The employer participants in this underfunded multi-employer plan along with the Union of Needletrades, Industrial & Textile Employees ("UNITE") and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement during 1996 intended to provide further clarity regarding the future of the plan. Among other things, employee benefit accruals were frozen at existing levels and each employer's current and future contribution rate was frozen at 10.33% of wages. Each participating employer's maximum contingent withdrawal liability was individually capped as of December 31, 1994, to be reduced by approximately 90% of the amounts contributed subsequent to January 1, 1996. Withdrawal liabilities arising from the bankruptcy of any participating employer will no longer be reallocated to the remaining participating employers. If a funding deficiency, as defined under the Act, occurs in the future, each employer's mass withdrawal liability would be fixed at the December 31, 1994 amount less the cumulative credited contributions (the "net withdrawal liability"). That net withdrawal liability would be payable over 20 years in quarterly installments plus interest at a fixed annualized rate of 6.2%. Through September 30, 1998, approximately $15.5 million of the contributions made by the Company were applied to reduce the amount which would represent its contingent net withdrawal liability, estimated at approximately $56.1 million as of September 30, 1998.

   Effective October 1, 1998, the Company entered into a separate agreement with the trustees of the underfunded multi-employer plan, as discussed above, along with UNITE which, among other things, provided for an assumption by the Company sponsored pension plan of the retirement liabilities of certain current, terminated vested and retired employees of the Company who were participants in the underfunded multi-employer plan. This agreement was approved by the Internal Revenue Service and the Pension Benefit Guaranty Corporation. The Company's remaining contingent net actuarial withdrawal liability to the underfunded multi-employer plan of approximately $56.1 million was satisfied by the assumption of a near equivalent amount of these liabilities. Also effective October 1, 1998, the Company ceased future contributions to the multi-employer plan for the applicable employees (aggregating approximately $6 million on an annualized basis). The costs associated with the accrual of benefits going forward, along with the interest associated with prior service cost, are being reflected by the Company sponsored pension plan.

   The Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees and certain union employees who have elected to participate in the plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years ($170,000 limitation for 2000).

   Company contributions, if any, are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. It is the Company's policy to fund the plans on a current basis to the extent deductible under existing tax laws and regulations. There were no employer contributions allowed or made in each of the three years ended November 30, 2000.

   Components of net periodic pension benefit (cost) for the three years ended November 30, 2000 were as follows (000's omitted):

                                                     2000      1999     1998
                                                   --------  --------  -------
      Service cost................................ $ (5,792) $ (6,537) $(4,546)
      Interest cost...............................  (13,493)  (12,788)  (9,397)
      Expected return on plan assets..............   17,521    17,649   16,832
      Recognized net actuarial gain...............    1,233     1,108    1,949
      Net amortization............................   (3,723)   (2,459)    (351)
                                                   --------  --------  -------
      Net periodic pension income (expense)....... $ (4,254) $ (3,027) $ 4,487
                                                   ========  ========  =======

   The above amounts are prior to consideration of periodic pension expense of $1.1 million in 2000, $1.7 million in 1999 and $1.4 million in 1998 related to the Company's non-qualified supplemental pension plan covering certain employees providing for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for the limitations imposed by income tax regulations. The related amounts reflected in the consolidated balance sheet at November 30, 2000 and 1999 were $9.9 million and $9.6 million, respectively.

   Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and units of certain trust funds administered by the Trustee of the plan. At November 30, 2000, the plan assets of $187.0 million included 4,244,399 shares of the Company's stock with a market value of approximately $9.8 million.

   The following sets forth the information related to the change in the benefit obligation and change in plan assets of the principal pension plan at November 30 (000's omitted):

                                                               November 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Change in Benefit Obligation
       Benefit obligation at beginning of year.............. $187,004  $194,909
       Service cost.........................................    5,792     6,537
       Interest cost........................................   13,493    12,788
       Amendments...........................................      --      2,588
       Actuarial (gain) or loss.............................   (2,000)  (17,384)
       Benefits paid........................................  (12,142)  (12,434)
                                                             --------  --------
       Benefit obligation at end of year....................  192,147   187,004
                                                             --------  --------

     Change in Plan Assets
       Fair value of plan assets at beginning of year.......  201,071   202,653
       Actual return on plan assets.........................   (1,969)   10,852
       Benefits paid........................................  (12,142)  (12,434)
                                                             --------  --------
       Fair value of plan assets at end of year.............  186,960   201,071
                                                             --------  --------
       Funded status........................................   (5,187)   14,067
       Unrecognized net actuarial gain......................  (15,864)  (34,587)
       Unrecognized prior service cost......................   52,173    55,896
                                                             --------  --------
       Prepaid benefit cost................................. $ 31,122  $ 35,376
                                                             ========  ========

                                                               2000      1999
                                                             --------  --------
     Weighted-Average Assumptions as of November 30
       Discount rate........................................     7.50%     7.50%
       Expected return on plan assets.......................     8.75%     8.75%
       Rate of compensation increase........................     5.00%     5.00%

 Savings Investment and Employee Stock Ownership Plans

   The Company offers a qualified defined contribution plan, the Hartmarx Savings-Investment Plan ("SIP"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Employees participating in this plan automatically participate in the ESOP. Participation in SIP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made through the ESOP, based on the employee's level of participation, and is invested in common stock of the Company, although most participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Through June 30, 1998, the employer contribution was one-fourth of the first 1% of earnings contributed by the employee plus one-twentieth thereafter. Effective July 1, 1998, the employer contribution was increased to one-fourth of the first, second and third 1% of earnings and one-tenth thereafter. Effective July 1, 1999, the employer contribution was increased to one-fourth of the first 6% of earnings contributed by the employee. Effective July 1, 2000, the employer contribution was increased to thirty percent of the first 6% of earnings contributed by the employee. The Company's expense related to the ESOP is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated ESOP shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense was $1.4 million in 2000, $1.3 million in 1999 and $1.2 million in 1998. The Company's annual contributions were $2.0 million in each of the respective years. At November 30, 2000, the assets of SIP and ESOP funds had a market value of approximately $62.5 million, of which approximately $5.6 million was invested in 2,407,380 shares of the Company's common stock.

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

Stock Purchase Rights

   On December 6, 1995, the Company's Board of Directors approved a new Stockholder Rights Agreement, which took effect immediately upon the expiration of the then existing Rights on January 31, 1996 (the "Rights Agreement"). A dividend of one Right per common share was distributed to stockholders of record January 31, 1996 and with common shares issued subsequently. This dividend distribution of the Rights was not taxable to the Company or its stockholders. On April 13, 2000, the Board of Directors approved an amendment and restatement of the Rights Agreement which, among other things, (i) adds a fiduciary duty redemption provision imposing certain procedural requirements on a new board of directors that wishes to redeem the Rights, and (ii) permits the purchase of additional shares of the Company's common stock by certain persons, as defined and within the limits set forth in the Rights Agreement, without causing the Rights to distribute or become exercisable.

   Each Right, expiring January 31, 2006, represents a right to buy from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock, $1.00 par value, at a price of $25 per Right. Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless an Acquiring Person, as defined in the Rights Agreement, acquires 15 percent or more, or in the case of an Exempt Person, as defined in the Rights Agreement, in excess of 19.5 percent (the "threshold amount"), or announces an offer that could result in acquiring the threshold amount of the Company's common shares. Following an acquisition of the threshold amount of the Company's common shares (a "Stock Acquisition"), each Right holder, except the threshold amount stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the threshold amount stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror's stock having a value of twice the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired. Generally, Rights may be redeemed for $.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that the threshold amount or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

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

   The 1988, 1995 and 1998 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder a combination of stock and cash equal to the gain in market price from the grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash; the cash payment under the 1995 Plan and the 1998 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights associated with options outstanding at November 30, 2000, 1999 or 1998. The 1995 and 1998 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

   Information regarding employee stock option activity for the three years ended November 30, 2000 is as follows:

                                                            Price Per Share
                                             ---------  ------------------------
                                             Number of                  Weighted
                                              Shares         Range      Average
                                             ---------  --------------- --------
     Balance at November 30, 1997........... 2,476,187  $5.25 to $21.31  $ 6.37
       Granted..............................   498,000  $7.31 to $ 8.09    8.06
       Exercised............................   (86,934) $5.25 to $ 6.88    5.82
       Expired or terminated................   (90,072) $5.25 to $21.31   14.64
                                             ---------
     Balance at November 30, 1998........... 2,797,181  $5.25 to $16.00    6.42
       Granted..............................   498,250  $3.84 to $ 5.66    5.42
       Expired or terminated................   (55,247) $5.25 to $ 8.09    6.35
                                             ---------
     Balance at November 30, 1999........... 3,240,184  $3.84 to $16.00    6.27
       Granted..............................   800,750  $2.50 to $ 3.84    3.30
       Exercised............................       --
       Expired or terminated................  (564,458) $3.84 to $16.00    5.72
                                             ---------
     Balance at November 30, 2000........... 3,476,476  $2.50 to $ 8.09    5.66
                                             =========

   There were 155,060 weighted average shares outstanding used in the calculation of diluted earnings per share for the year ended November 30, 2000. At November 30, 2000, 4,332,976 shares were reserved for options and restricted stock awards outstanding, and 75,688 shares were available for future stock options and/or restricted stock awards (545,275 shares available at November 30, 1999).

   Information on exercisable employee stock options at each date is as follows:

                                                               Options   Average
      Date                                                   Exercisable  Price
      ----                                                   ----------- -------
      November 30, 2000.....................................  2,523,461   $6.44
      November 30, 1999.....................................  2,632,178   $6.44
      November 30, 1998.....................................  2,155,570   $6.07

   Information on employee stock options outstanding and exercisable at November 30, 2000 is as follows:

                                               Weighted
                                                Average
                                            ---------------
                                            Remaining                   Weighted
                                  Number     Life in          Number    Average
Range of Prices                 Outstanding   Years   Price Exercisable  Price
---------------                 ----------- --------- ----- ----------- --------
$2.50 to $4.53.................    860,550     9.3    $3.38     26,565   $4.36
$5.25 to $8.09.................  2,615,926     5.2     6.41  2,496,896    6.46
                                 ---------            -----  ---------   -----
                                 3,476,476            $5.66  2,523,461   $6.44
                                 =========            =====  =========   =====

   Information regarding long term incentive restricted stock plan awards pursuant to the 1995 Plan and 1998 Plan for the three years ended November 30, 2000 is as follows:

                                                 Number      Price Per Share
                                                   of     ----------------------
                                                 Shares   Average     Range
                                                 -------  ------- --------------
   Balance November 30, 1997.................... 265,000   $6.90  $5.94 to $7.72
   Granted...................................... 204,000   $8.09  $8.09
   Cancelled.................................... (16,000)  $6.89  $5.94 to $7.72
                                                 -------
   Balance November 30, 1998.................... 453,000   $7.43  $5.94 to $8.09
   Granted...................................... 175,750   $5.53  $5.53
                                                 -------
   Balance November 30, 1999.................... 628,750   $6.90  $5.53 to $8.09
   Granted...................................... 249,250   $3.18  $2.50 to $3.84
   Vested....................................... (11,500)  $7.06  $5.53 to $8.09
   Cancelled.................................... (10,000)  $6.81  $5.53 to $8.09
                                                 -------
   Balance November 30, 2000.................... 856,500   $5.82  $2.50 to $8.09
                                                 =======

   The vesting threshold for restricted stock awards outstanding is as follows:

   Number of                                          Vesting       Latest
    Shares                                           Threshold   Vesting Date
   ---------                                         --------- -----------------
   112,500..........................................  $ 9.00   July 8, 2006
   130,500..........................................  $11.50   July 8, 2007
   195,500..........................................  $12.50   April 8, 2008
   168,750..........................................  $ 9.00   January 18, 2009
   121,250..........................................  $ 7.52   November 30, 2009
     7,500..........................................  $ 7.52   February 21, 2010
   120,500..........................................  $ 4.25   October 15, 2010

All of the above awards vest at the earliest of ten years from the date of grant, retirement at age 65, the Company's stock price exceeding or, in some cases, equaling or exceeding the vesting threshold price for thirty consecutive calendar days, as shown above, or as otherwise authorized by the Compensation and Stock Option Committee of the Board of Directors. As of November 30, 2000, 11,500 of the awards had vested. Expense is being recognized over the anticipated vesting period of the awards.

   The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for a possible annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the market value of a share on the date of the annual meeting. In 2000, DSOs and DDSAs were not awarded to non-employee directors. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 2000 is as follows:

                                      2000            1999            1998
                                 --------------- --------------- ---------------
                                           Avg.            Avg.            Avg.
                                 Shares   Price  Shares   Price  Shares   Price
                                 -------  ------ -------  ------ -------  ------
Balance beginning of year....... 289,880  $ 3.73 274,555  $ 4.85 270,604  $ 5.45
Granted:
  Fair Market Value.............     --      --   36,882    4.88  19,776    8.09
  $1.00 Option..................     --      --   20,619    1.00  11,284    1.00
  DDSA..........................     --      --   36,882     --   19,776     --
Exercises:
  Fair Market Value.............     --      --      --      --  (11,490)   6.09
  $1.00 Option..................  (2,556)   1.00 (42,221)   1.00 (20,947)   1.00
  DDSA..........................     --      --      --      --      --      --
Expired:
  Fair Market Value.............  (5,955)  14.69 (36,837)  11.08 (14,448)  15.57
                                 -------  ------ -------  ------ -------  ------
Balance end of year............. 281,369  $ 3.52 289,880  $ 3.73 274,555  $ 4.85
                                 =======  ====== =======  ====== =======  ======

At November 30, 2000, 41,726 shares were available for future DSOs and DDSAs.

   The weighted average fair value of options granted was estimated to be $1.67, $2.68 and $4.13 in 2000, 1999 and 1998, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data from December 1, 1992 (25% to 39%), the first day of the fiscal year subsequent to the Company's 1992 restructuring, and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (4.81% to 6.94%). The expected lives are between five and ten years, and no dividends are assumed.

   Pro-forma information related to stock based compensation is as follows (in millions):

                                                                2000 1999 1998
                                                                ---- ---- -----
     Additional compensation expense........................... $1.4 $1.8 $ 2.1
     Pro forma net earnings....................................  7.8  0.5  13.3
     Pro forma diluted earnings per share......................  .27  .02   .38

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The pro forma amounts may not be representative of the future effects on reported net income and net income per share.

Non-Cash Charge Re: Systems Project Termination

   Results for the fiscal year ended November 30, 1999 included a second quarter non-cash pre-tax charge of $11.2 million ($6.9 million or $.21 per share net of tax) to reflect a writedown of capitalized development costs related to the termination of an enterprise resource planning system project which had been anticipated to be implemented company-wide ("the non-cash charge"). The project software had been installed at one operating company representing less than 5% of consolidated sales, and, after extensive evaluation, the Company, in consultation with its advisors, concluded that company-wide implementation would not be appropriate. Legal action has been initiated against the principal software provider to recover damages incurred; in accordance with generally accepted accounting principles, no recovery was assumed in determining the reported non-cash charge.


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

   Information on the Company's operations for the three years ended November 30, 2000 is summarized as follows (in millions):

                                                 Men's  Women's
                                                Apparel Apparel
2000                                             Group   Group   Adj.   Consol.
----                                            ------- ------- ------  -------
Sales.......................................... $619.8   $60.8  $  --   $680.6
Earnings (loss) before taxes and extraordinary
 gain..........................................   36.9     5.7   (28.4)   14.2
Gross assets at year end.......................  314.9    32.8    90.8   438.5
Depreciation and amortization..................    6.2     0.6     0.3     7.1
Property additions.............................    3.9     0.4     0.2     4.5

                                                 Men's  Women's
                                                Apparel Apparel
1999                                             Group   Group   Adj.   Consol.
----                                            ------- ------- ------  -------
Sales.......................................... $672.6   $54.2     --   $726.8
Earnings (loss) before taxes...................   37.9     5.7  $(41.1)    2.5
Gross assets at year end.......................  338.8    28.1    92.8   459.7
Depreciation and amortization..................    6.3     0.5     0.3     7.1
Property additions.............................    7.0     0.6     0.2     7.8

                                                 Men's  Women's
                                                Apparel Apparel
1998                                             Group   Group   Adj.   Consol.
----                                            ------- ------- ------  -------
Sales.......................................... $665.0   $60.0     --   $725.0
Earnings (loss) before taxes...................   43.9     6.8  $(27.1)   23.6
Gross assets at year end.......................  364.3    29.8    90.6   484.7
Depreciation and amortization..................    6.4     0.4     0.4     7.2
Property additions.............................   11.3     1.3     0.2    12.8

   During the years ended November 30, 2000, 1999 and 1998, there were no intergroup sales, and there was no change in the basis of measurement of group earnings or loss.

   Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefited. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

   Amounts included in the "adjustment" column for earnings before taxes and extraordinary gain consist principally of interest expense and general corporate expenses; the 1999 earnings before tax amount also includes the pre-tax non-cash charge of $11.2 million. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties. Adjustments of depreciation and amortization and net property additions are for corporate properties.

Quarterly Financial Summary (Unaudited)

   Selected quarterly financial and common share information for each of the four quarters in fiscal 2000 and 1999 is as follows (000's omitted):

                                           First     Second    Third    Fourth
       2000                               Quarter  Quarter(1) Quarter  Quarter
       ----                               -------- ---------- -------- --------
       Sales............................. $163,189  $172,452  $175,316 $169,690
       Gross profit......................   43,039    46,895    47,814   52,148
       Earnings before taxes and
        extraordinary gain...............    1,810     2,010     4,815    5,555
       Net earnings before extraordinary
        gain.............................    1,120     1,245     2,990    3,230
       Net earnings......................    1,120     1,472     2,990    3,230
       Earnings per share (basic and
        diluted):
         Before extraordinary gain.......      .04       .04       .10      .11
         After extraordinary gain........      .04       .05       .10      .11

       1999
       ----
       Sales............................. $176,402  $172,680  $185,566 $192,157
       Gross profit......................   43,580    44,882    46,672   49,941
       Earnings (loss) before taxes......    2,265    (9,375)    4,240    5,415
       Net earnings (loss)...............    1,405    (5,810)    2,630    3,355
       Earnings (loss) per share (basic
        and diluted).....................      .04      (.17)      .08      .11

--------
(1) 2000 second quarter included a $.2 million or $.01 per share extraordinary gain related to the purchase of 10 7/8% Senior Subordinated Debentures.

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

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   Information contained under the caption "Information About Nominees For Directors" on pages 2 to 4 of the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

   Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Annual Report on Form 10-K.

Item 11--Executive Compensation

   Information contained under the caption "Executive Officer Compensation" on pages 7 to 12 and "Information about Nominees for Directors" on pages 2 to 4 of the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   Information contained in the Proxy Statement for the 2001 Annual Meeting under the captions "Security Ownership of Directors and Officers" on pages 22 and 23 and "Ownership of Common Stock" on pages 23 and 24 is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions

   Information contained in the Proxy Statement for the 2001 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 4 is incorporated herein by reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

     Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 15 are filed as part of this Annual Report.

   (a)(2) Financial Statement Schedule

     Financial Statement Schedule for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 15 are filed as part of this Annual Report.

                                                                            Page
                                                                            ----
   (a)(3) Index to Exhibits................................................  38

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 2000.

                              HARTMARX CORPORATION

                               Index to Exhibits

  Exhibit
    No.
    and
 Applicable
 Section of
   601 of
 Regulation
    S-K
 ----------
 *3-A       Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K for
            the year ended November 30, 1993), (1).
 *3-A-1     Certificate of Amendment for increase in authorized shares of
            Common Stock (Exhibit 3-A-2 to Form 10-K for the year ended
            November 30, 1993), (1).
 *3-A-2     Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation
            Law '102(b)(7) (Exhibit 3-A-3 to Form 10-K for the year ended
            November 30, 1993), (1).
 *3-A-3     Certificate of Designation, Preferences and Rights of Series A
            Junior Participating Preferred Stock (Exhibit 3-A-3 to Form 10-K
            for the year ended November 30, 1995), (1).
 *3-B       By-laws of the Company, as amended to the date hereof. (Exhibit 3-B to Form 10-K for the year ended November 30, 1999), (1).
 *4-A       Amended and Restated Rights Agreement, dated as of April 13, 2000, by and between the Company and First Chicago Trust Company of New
            York, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior
            Participating Preferred Stock and as Exhibit B the form of Rights
            Certificate (Exhibit 4.1 to Form 8-K filed April 13, 2000), (1).
 *4-B       Indenture, dated as of March 15, 1994, between the Company and Bank
            One Wisconsin Trust Company, N.A., Trustee, relating to the 10 7/8%
            Senior Subordinated Notes due 2002 of Hartmarx Corporation (Exhibit
            4-D to Form 10-Q for the quarter ended February 28, 1994), (1).
 *4-B-1     Instrument of Resignation, Appointment and Acceptance, dated July
            31, 1995, accepting the resignation of Bank One Wisconsin Trust
            Company, N.A. and appointing Bank One Columbus, N.A. as successor
            Paying Agent, Registrar and Trustee under the Indenture (Exhibit 4-
            B-1 to Form 10-K for the year ended November 30, 1995), (1).
 *4-C       Amended and Restated Credit Agreement, dated as of August 18, 1999, among the Company, the Lenders listed therein and General Electric
            Capital Corporation, as Managing Agent and Collateral Agent
            (Exhibit 4-C to Form 10-Q for the quarter ended August 31, 1999),
            (1).
  4-C-1     First Amendment to the Amended and Restated Credit Agreement dated
            November 21, 2000.
 *10-A      1998 Incentive Stock Plan (Exhibit A to Proxy Statement of the
            Company relating to the 1998 Annual Meeting), (1). **
 *10-A-1    1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy
            Statement of the Company relating to the 1995 Annual Meeting), (1).
            **
 *10-B      Description of Hartmarx Management Incentive Plan (Information to
            be included under the caption "REPORT OF THE COMPENSATION
            COMMITTEE--Executive Compensation Program--Short-Term Incentives"
            on pages 13 and 14 in the Proxy Statement of the Company relating to the 2001 Annual Meeting), (1). **
 *10-C      Description of Hartmarx Long Term Incentive Plan (Information to be
            included under the caption "REPORT OF THE COMPENSATION COMMITTEE--
            Executive Compensation Program--Long-Term Incentives" on page 14 in the Proxy Statement of the Company relating to the 2001 Annual
            Meeting), (1). **

  Exhibit
    No.
    and
 Applicable
 Section of
   601 of
 Regulation
    S-K
 ----------
 *10-D-1    Form of Deferred Compensation Agreement, as amended, between the
            Company and Directors Abboud, Farley, Jacobs and Marshall (Exhibit
            10-D-1 to Form 10-K for the year ended November 30, 1993), (1). **
 *10-D-2    Form of First Amendment to Director Deferred Compensation Agreement
            between the Company and Directors Abboud, Farley, Jacobs and
            Marshall (Exhibit 10-D-2 to Form 10-K for the year ended November
            30, 1994), (1). **
 *10-E-1    Form of Deferred Compensation Agreement, as amended, between the
            Company and Messrs. Hand, Patel, Morgan, Condon and Proczko
            (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993),
            (1). **
 *10-E-2    Form of First Amendment to Executive Deferred Compensation
            Agreement between the Company and Messrs. Hand, Patel, Morgan,
            Condon and Proczko (Exhibit 10-E-2 to Form 10-K for the year ended
            November 30, 1994), (1). **
  10-F-1    Employment Agreement dated August 1, 1996 between the Company and
            Elbert O. Hand, amended and restated effective November 27, 2000.
            **
  10-F-2    Employment Agreement dated August 1, 1996 between the Company and
            Homi B. Patel, amended and restated effective November 27, 2000. **
  10-F-3    Employment Agreement dated August 1, 1996 between the Company and
            Glenn R. Morgan, amended and restated effective November 27, 2000.
            **
  10-G-1    Severance Agreement dated August 1, 1996 between the Company and
            Elbert O. Hand, amended and restated effective November 27, 2000.
            **
  10-G-2    Severance Agreement dated August 1, 1996 between the Company and
            Homi B. Patel, amended and restated effective November 27, 2000. **
  10-G-3    Severance Agreement dated August 1, 1996 between the Company and
            Glenn R. Morgan, amended and restated effective November 27, 2000.
            **
 *10-G-4    Form of Severance Agreement between the Company and Executive
            Officer James E. Condon (Exhibit 10-F-5 to Form 10-K for the year ended November 30, 1993), (1). **
 *10-G-5    Form of Amendment to Severance Agreement between the Company and
            Executive Officer James E. Condon (Exhibit 10-F-6 to Form 10-K for
            the year ended November 30, 1994), (1). **
 *10-G-6    Amendment to Severance Agreement between the Company and Executive
            Officer James E. Condon (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 1997), (1). **
  10-G-7    Form of Severance Agreement between the Company and Executive
            Officers Taras R. Proczko, Linda J. Valentine and Andrew A. Zahr.
            **
 *10-H-1    Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Elbert O. Hand (Exhibit 10-H-1 to Form 10-K
            for the year ended November 30, 1999), (1). **
  10-H-2    First Amendment to Supplemental Benefit Compensation Agreement
            between the Company and Elbert O. Hand, effective November 27,
            2000.**
 *10-H-3    Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Homi B. Patel (Exhibit 10-H-2 to Form 10-K
            for the year ended November 30, 1999), (1). **

 Exhibit No.
     and
 Applicable
 Section of
   601 of
 Regulation
     S-K
 -----------
  10-H-4     First Amendment to Supplemental Benefit Compensation Agreement
             between the Company and Homi B. Patel, effective November 27,
             2000.**
 *10-I       Form of Indemnity Agreement between the Company and Directors
             Abboud, Bakhsh, Cole, Farley, Hand, Jacobs, Marshall, Patel,
             Rohlfs, Scott and Strubel (Exhibit 10-G-1 to Form 10-K for the
             year ended November 30, 1993), (1). **
 *10-J-1     Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **
  10-J-2     Deferred Compensation Plan effective January 1, 2001. **
  12         Statement of Computation of Ratios.
  21         Subsidiaries of the Registrant.
  23         Consent of Independent Accountants.
  24         Powers of Attorney, as indicated on page 41 of this Form 10-K.
  27         Financial Data Schedule.

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

Date: February 26, 2001

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

                                              Vice President and Controller
          Glenn R. Morgan*                    Principal Accounting Officer
_____________________________________

           Glenn R. Morgan
      Executive Vice President,
       Chief Financial Officer


  /s/ Glenn R. Morgan
By: _________________________________
           Glenn R. Morgan

  /s/ Taras R. Proczko
By: _________________________________
           Taras R. Proczko
--------
*Pursuant to Power of Attorney

Date: February 26, 2001

                              HARTMARX CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            FOR FISCAL YEARS ENDED NOVEMBER 30, 2000, 1999, and 1998
                                (000's Omitted)

                                                       Reserve for Doubtful
                                                             Accounts
                                                         Fiscal Year Ended
                                                           November 30,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Balance at beginning of year......................... $ 8,639  $ 8,210  $ 9,803
Charged to costs and expenses........................   1,493    1,769    2,220
Deductions from reserves(1)..........................  (2,362)  (1,926)  (3,813)
Reserve related to acquired businesses...............     --       586      --
                                                      -------  -------  -------
Balance at end of year............................... $ 7,770  $ 8,639  $ 8,210
                                                      =======  =======  =======

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.