Form 10-Q
period 2001-02-28
HARTMARX CORP/DE
filed 2001-04-10
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  X                 OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

                 For quarterly period ended February 28, 2001

                                      or

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

                                         Yes   X            No _______
                                             -----

At March 31, 2001 there were 29,947,481 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION


                                     INDEX

                                                                                Page
                                                                               Number
                                                                               ------
Part I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Unaudited Consolidated Statement of Earnings
                    for the three months ended February 28, 2001
                    and February 29, 2000.                                        3

                    Unaudited Condensed Consolidated Balance Sheet
                    as of February 28, 2001, November 30, 2000 and
                    February 29, 2000.                                            4

                    Unaudited Condensed Consolidated Statement of
                    Cash Flows for the three months ended February 28, 2001
                    and February 29, 2000.                                        6

                    Notes to Unaudited Consolidated Financial Statements.         7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.               11



Part II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                             13



          Signatures                                                             13

                        Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)



                                                         Three Months Ended
                                                     --------------------------
                                                      Feb. 28,        Feb. 29,
                                                        2001            2000
                                                     ----------      ----------
Net sales                                            $  141,157      $  163,189

Licensing and other income                                  684           1,078
                                                     ----------      ----------
                                                        141,841         164,267
                                                     ----------      ----------
Cost of goods sold                                      102,213         120,150

Selling, general and administrative expenses             37,833          38,095
                                                     ----------      ----------
                                                        140,046         158,245
                                                     ----------      ----------
Earnings before interest and taxes                        1,795           6,022

Interest expense                                          3,275           4,212
                                                     ----------      ----------

Earnings (loss) before taxes                             (1,480)          1,810

Tax (provision) benefit                                     585            (690)
                                                     ----------      ----------

Net earnings (loss)                                  $     (895)     $    1,120
                                                     ==========      ==========

Earnings (loss) per share:

   Basic                                             $     (.03)           $.04
                                                     ==========      ==========
   Diluted                                           $     (.03)           $.04
                                                     ==========      ==========

Dividends per common share                           $        -      $        -
                                                     ==========      ==========

Average shares outstanding:
   Basic                                                 29,833          29,245
                                                     ==========      ==========
   Diluted                                               29,833          29,365
                                                     ==========      ==========


    (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)

                                                Feb. 28,     Nov. 30,     Feb. 29,
CURRENT ASSETS                                    2001         2000         2000
                                                ---------    ---------    ---------
  Cash and cash equivalents                     $   1,087    $   1,755    $   2,110

  Accounts receivable, less allowance
     of $8,303, $7,770 and $9,351
     for doubtful accounts                        143,192      135,421      149,663

  Inventories                                     175,385      167,111      168,752

  Prepaid expenses                                  8,852        8,867        7,729

  Recoverable and deferred income taxes            17,899       17,899       15,005
                                                ---------    ---------    ---------
     Total current assets                         346,415      331,053      343,259
                                                ---------    ---------    ---------

INVESTMENTS AND OTHER ASSETS                       36,837       36,014       35,500
                                                ---------    ---------    ---------

DEFERRED INCOME TAXES                              36,267       35,001       40,463
                                                ---------    ---------    ---------

PROPERTIES

  Land                                              2,291        2,289        2,289

  Buildings and building improvements              43,046       42,971       42,066

  Furniture, fixtures and equipment               107,625      107,244      106,753

  Leasehold improvements                           19,063       18,548       19,220
                                                ---------    ---------    ---------
                                                  172,025      171,052      170,328

  Accumulated depreciation and amortization      (136,372)    (134,645)    (132,722)
                                                ---------    ---------    ---------
     Net properties                                35,653       36,407       37,606
                                                ---------    ---------    ---------
TOTAL ASSETS                                    $ 455,172    $ 438,475    $ 456,828
                                                =========    =========    =========


    (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)

                                                Feb. 28,     Nov. 30,     Feb. 29,
                                                  2001         2000         2000
                                                ---------    ---------    ---------
CURRENT LIABILITIES

  Current maturities of long-term debt          $  15,078    $  15,077    $  15,074

  Accounts payable and accrued expenses            93,235      113,815       82,478
                                                ---------    ---------    ---------
     Total current liabilities                    108,313      128,892       97,552
                                                ---------    ---------    ---------

LONG-TERM DEBT, less current maturities           147,902      110,470      169,548
                                                ---------    ---------    ---------

SHAREHOLDERS' EQUITY

  Preferred shares, $1 par value;
     2,500,000 authorized and unissued                  -            -            -

  Common shares, $2.50 par value; authorized
     75,000,000; issued 36,328,564 at
     February 2001 and November 2000
     and 36,079,314 at February 2000.              90,821       90,821       90,198

  Capital surplus                                  81,760       82,237       83,425

  Retained earnings                                59,828       60,723       53,031

  Unearned employee benefits                       (5,178)      (5,716)      (6,566)

  Common shares in treasury, at cost,
     6,406,207 at February 2001,
     6,564,404 at November 2000 and
     6,883,565 at February 2000.                  (28,254)     (28,952)     (30,360)

  Accumulated other comprehensive income (loss)       (20)           -            -
                                                ---------    ---------    ---------
     Total shareholders' equity                   198,957      199,113      189,728
                                                ---------    ---------    ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $ 455,172    $ 438,475    $ 456,828
                                                =========    =========    =========


    (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)

                                                                         Three Months Ended
                                                                     --------------------------
                                                                      Feb. 28,        Feb. 29,
                                                                        2001            2000
                                                                     ----------      ----------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
   Net earnings (loss)                                               $     (895)     $    1,120

   Reconciling items to adjust net earnings to net cash used in operating activities:

     Depreciation and amortization                                        1,973           1,878

     Changes in:

        Receivables, inventories, prepaids and other assets             (16,808)          1,899

        Accounts payable and accrued expenses                           (20,580)        (17,674)

        Taxes and deferred taxes on earnings                             (1,266)           (131)
                                                                     ----------      ----------
Net cash used in operating activities                                   (37,576)        (12,908)
                                                                     ----------      ----------

Cash Flows from investing activities:

   Capital expenditures                                                  (1,251)           (789)
                                                                     ----------      ----------
Net cash used in investing activities                                    (1,251)           (789)
                                                                     ----------      ----------

Cash Flows from financing activities:

   Increase in borrowings under Credit Facility                          38,773          24,335

   Purchase of 10 7/8% Senior Subordinated Notes                         (1,333)        (10,103)

   Decrease in other long-term debt                                         (20)            (18)

   Purchase of treasury shares                                                -          (1,163)

   Other equity transactions                                                739             623
                                                                     ----------      ----------
Net cash provided by financing activities                                38,159          13,674
                                                                     ----------      ----------
Net decrease in cash and cash equivalents                                  (668)            (23)

Cash and cash equivalents at beginning of period                          1,755           2,133
                                                                     ----------      ----------
Cash and cash equivalents at end of period                           $    1,087      $    2,110
                                                                     ==========      ==========

Supplemental cash flow information:
   Net cash paid during the period for:

        Interest                                                     $    5,200      $    6,600

        Income taxes                                                        700             800

    (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2000.


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


Note 3

Long-term debt comprised the following (000's omitted):

                                                    Feb. 28,          Nov. 30,          Feb. 29,
                                                      2001              2000              2000
                                                    ---------         ---------         ---------
     Borrowings under Credit Facility               $  82,502         $  43,729         $  89,949

     10 7/8% Senior Subordinated Notes, net            60,580            61,900            74,701

     Industrial development bonds                      17,315            17,315            17,344

     Other debt                                         2,583             2,603             2,628
                                                    ---------         ---------         ---------
                                                      162,980           125,547           184,622

     Less - current                                    15,078            15,077            15,074
                                                    ---------         ---------         ---------
     Long-term debt                                 $ 147,902         $ 110,470         $ 169,548
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

In August 1999, the Company completed an amendment and extension of the Credit Facility which increased the maximum borrowing level and extended its duration. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million). The term of the Credit Facility was extended from July 2000 to June 2003 (provided that no more than $35 million of the Notes remain outstanding by July 15, 2001), along with increased flexibility with respect to the repurchase of Company stock and future refinancing of the Company's long term borrowings. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories; at the Company's option, borrowing rates are based either on LIBOR or the prime rate of a major bank. As of February 28, 2001, the weighted average borrowing rate under the Credit Facility was 7.9%. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

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

In March 2001, the Company entered into a fifteen year mortgage on one of its owned manufacturing facilities. The mortgage proceeds of $9.4 million, along with availability under the Credit Facility, will be used to repurchase the Company's Notes. The interest rate on the mortgage is 7.46%.


Note 4

Inventories at each date consisted of (000's omitted):


                                  Feb. 28,           Nov. 30,           Feb. 29,
                                    2001               2000               2000
                                 ---------          ---------          ---------
     Raw  materials              $  51,032          $  55,450          $  54,310

     Work-in-process                12,958             15,262             17,671

     Finished goods                111,395             96,399             96,771
                                 ---------          ---------          ---------
                                 $ 175,385          $ 167,111          $ 168,752
                                 =========          =========          =========


Inventories are stated at the lower of cost or market. At February 28, 2001, November 30, 2000 and February 29, 2000, approximately 53%, 49% and 41% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

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

Information on the Company's operations and total assets for the three months ended and as of February 28, 2001 and February 29, 2000 is summarized as follows (in millions):


                                        Men's     Women's
                                       Apparel    Apparel
                                        Group      Group      Adj.      Consol.
                                       -------    -------    -------    -------

     2001

     Net sales                         $ 126.9    $  14.3    $     -    $ 141.2

     Earnings (loss) before taxes          4.2        0.6       (6.3)      (1.5)

     Total assets                        327.1       36.0       92.1      455.2


     2000

     Net sales                         $ 149.8    $  13.4    $     -    $ 163.2

     Earnings (loss) before taxes          8.1        1.0       (7.3)       1.8

     Total assets                        336.5       28.4       91.9      456.8


During the three months ended February 2001 and 2000, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties.


Note 6

Effective on December 1, 2000, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No. 138. Under the new standards, the fair value of derivatives has been recorded in the financial statements. Upon adoption of the new standards, the after-tax transition adjustment at December 1, 2000 was an unrealized loss of $.3 million, reflected in the accumulated other comprehensive income (loss) component of shareholders' equity as of that date. Changes in fair values of the derivatives are recognized periodically in other comprehensive income for derivatives designated as hedges of future cash flows or net income for all other derivatives. It is anticipated that the entire transition adjustment loss reflected as accumulated other comprehensive income
(loss) as of December 1, 2000 will be reflected in the Company's Consolidated Statement of Earnings during fiscal 2001 as the currency hedge contracts are settled. The effects of the adoption of the new standards did not significantly affect the Company's results of operations, its financial position, or its cash flows.


Note 7

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                            Three Months Ended
                                                           --------------------

                                                           Feb. 28,    Feb. 29,
                                                             2001        2000
                                                           --------    --------

     Net earnings (loss)                                   $   (895)   $  1,120

     Other comprehensive income (loss):

       Change in fair value of foreign currency hedge
        contracts, net of tax of $186                           286           -

                                                           ---------   --------

     Comprehensive income (loss)                           $   (609)   $  1,120
                                                           =========   ========


Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):

                                                                       Feb. 28,
                                                                         2001
                                                                       --------

     Initial unrealized loss on derivatives on implementation of
       FASB No. 133 on December 1, 2000,
       net of tax of $199                                              $   (306)


     Current period change in fair value of foreign exchange
       contracts, net of tax of $186                                        286
                                                                       --------
     Total Accumulated Other Comprehensive Income (Loss)               $    (20)
                                                                       ========


Note 8

Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Costs", requires that amounts billed to customers for shipping and handling costs be reflected as a component of net revenue, if material. The Company's billings to customers for such shipping and handling costs are not significant.

                             HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

November 30, 2000 to February 28, 2001
--------------------------------------

Since November 30, 2000, net accounts receivable increased $7.8 million or 5.7% to $143.2 million, reflecting the normal seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $175.4 million increased $8.3 million or 5.0% as products otherwise available for sale as of February 28, 2001 are anticipated to be delivered in the second quarter. Net properties decreased $.8 million to $35.7 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $20.6 million reflecting normal seasonal payments. Total debt, including current maturities, increased $37.4 million to $163.0 million, reflecting normal seasonal working capital requirements, and represented 45% of total capitalization at February 28, 2001 compared to 39% at November 30, 2000. During the first quarter of 2001, the Company purchased $1.3 million par value of its 10 7/8% Senior Subordinated Notes at a small discount to par, resulting in a nominal gain, which has been included in Licensing and Other Income.

February 29, 2000 to February 28, 2001
--------------------------------------

Net accounts receivable of $143.2 million decreased $6.5 million or 4.3%, reflecting the lower sales compared to the prior period. Inventories of $175.4 million increased $6.6 million or 3.9%, as the generally lackluster environment at retail for apparel products resulted in delays in the timing of shipments, principally tailored clothing, relative to units available for sale. Net properties of $35.7 million decreased $2.0 million, attributable to depreciation expense exceeding capital additions. Total debt of $163.0 million declined $21.6 million or 11.7% compared to last year's $184.6 million, reflecting free cash flow from earnings and working capital reductions. Total debt represented 45% of total capitalization at February 28, 2001 compared to 49% at February 29, 2000.


Results of Operations

First Quarter 2001 Compared to First Quarter 2000
-------------------------------------------------

First quarter consolidated sales were $141.2 million compared to $163.2 million in 2000, reflecting lackluster sales of apparel at the retail level, some retail customers requesting delays in shipping advance orders and lower in-stock business. Among general product categories, womenswear revenues were slightly ahead, while menswear revenues, especially tailored clothing suit units, declined. The tailored clothing declines reflected both the soft retail environment, as well as the planned deemphasis of certain lower margin tailored clothing brands and programs. Sportswear and other non-tailored clothing product categories represented approximately 30% of total first quarter revenues compared to 26% a year ago. Women's Apparel Group revenues, which represented 10% and 8% of consolidated sales in 2001 and 2000, respectively, increased approximately $.9 million, or 7%. Based on current conditions, it is likely that second quarter revenues and related operating results will be below the second quarter of 2000.

The consolidated gross margin percentage to sales increased to 27.6% compared to 26.4% last year, attributable to product mix changes to brands and programs with higher gross margin and operating expense ratios. The current period included $.4 million of severance related costs for the announced closing of two domestic tailored clothing production facilities. Possible additional reductions in owned manufacturing facilities are also being evaluated. Consolidated selling, general and administrative expenses declined slightly to $37.8 million in the current period from $38.1 million in 2000, although the ratio to sales increased to 26.8% in 2001 from 23.3% in 2000 as a result of the lower sales. The current period also included approximately $.8 million of incremental costs associated with the development of various sportswear brands and programs. Licensing and other income of $.7 million decreased $.4 million compared to the previous period, reflecting the timing of royalty receipts, as well as the softness in the Far East economies, especially in Japan, where a significant portion of the Company's licensing revenue is derived.

Earnings before interest and taxes (EBIT) were $1.8 million in 2001 compared to $6.0 million last year; EBIT represented 1.3% of net sales in 2001 and 3.7% of net sales in 2000, reflecting the improved gross margin rates, offset by a higher operating expense ratio compared to the prior year. Interest expense of $3.3 million was $.9 million lower than last year, reflecting lower average borrowings. The consolidated pre-tax loss was $1.5 million compared to earnings of $1.8 million last year. After reflecting the applicable tax benefit or provision, the consolidated net loss in fiscal 2001 was $.9 million compared to earnings of $1.1 million a year ago. The basic and diluted loss per share was $.03 compared to earnings of $.04 per share in 2000.

                         Part II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits:

          4-C-2 Second Amendment to the Amended and Restated Credit Agreement dated February 28, 2001


     (b)  No reports on Form 8-K were filed in the first quarter of 2001.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARTMARX CORPORATION


April 10, 2001                          By   /s/ GLENN R. MORGAN
                                          --------------------------------
                                             Glenn R. Morgan
                                             Executive Vice President and
                                             Chief Financial Officer

                                             (Principal Financial Officer)



April 10, 2001                          By   /s/ ANDREW A. ZAHR
                                          --------------------------------
                                             Andrew A. Zahr
                                             Vice President and Controller

                                             (Principal Accounting Officer)