Form 10-K/A
period 2000-11-30
HARTMARX CORP/DE
filed 2001-06-29
CIK 723371

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

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 2000 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following:

     Exhibits:

     Number   Description
     ------   -----------

       99 The information required by Form 11-K for 2000 for the Hartmarx Savings-Investment and Employee Stock Ownership Plan (the Plan) (Commission Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-
              83433, 33-6194, 33-42202 and 333-03169), including the following
              Plan financial statements:

                    Index to Financial Statements and Supplementary Schedule. Report of Independent Accountants.
                    Statement of Net Assets Available for Benefits
                      at December 31, 2000 and 1999.
                    Statement of Changes in Net Assets Available for
                      Benefits for the Year Ended December 31, 2000.
                    Notes to Financial Statements.
                    Consent of Independent Accountants.
                    Supplementary Schedule:
                      Schedule of Assets Held for Investment Purposes
                        at December 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HARTMARX CORPORATION
                                               --------------------
                                               (Registrant)

Date:  June 28, 2001                       By: GLENN R. MORGAN
                                               ----------------------------
                                               Glenn R. Morgan
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer