Form 10-Q
period 2001-05-31
HARTMARX CORP/DE
filed 2001-07-13
CIK 723371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      X            OF THE SECURITIES EXCHANGE ACT OF 1934
  --------

                    For quarterly period ended May 31, 2001

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ________          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-8501


                             HARTMARX CORPORATION
                             --------------------

            (Exact name of registrant as specified in its charter)


               Delaware                              36-3217140
               --------                              ----------
    (State or other jurisdiction of   (I.R.S. Employer Identification Number)
    incorporation or organization)


           101 North Wacker Drive
             Chicago, Illinois                             60606
  ----------------------------------------                 -----
  (Address of principal executive offices)              (Zip Code)


         Registrant's telephone number,
              including area code                      312/372-6300
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X     No ___
                                      ---

At June 30, 2001 there were 30,043,519 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION


                                     INDEX

                                                                             Page
                                                                            Number
                                                                            ------
Part I - FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Unaudited Consolidated Statement of Earnings
                    for the three months and six months
                    ended May 31, 2001 and May 31, 2000.                       3

                    Unaudited Condensed Consolidated Balance Sheet
                    as of May 31, 2001, November 30, 2000 and
                    May 31, 2000.                                              4

                    Unaudited Condensed Consolidated Statement of
                    Cash Flows for the six months ended May 31, 2001
                    and May 31, 2000.                                          6

                    Notes to Unaudited Condensed Consolidated Financial
                    Statements.                                                7


           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.            12


           Item 3.  Quantitative and Qualitative Disclosures About Market
                    Risk                                                      14


Part II - OTHER INFORMATION

           Item 4.  Results of Votes of Security Holders                      15

           Item 6.  Exhibits and Reports on Form 8-K                          15

           Signatures                                                         16

                        Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                (000's omitted)

                                                         Three Months Ended                          Six Months Ended
                                                               May 31,                                    May 31,
                                                  --------------------------------           --------------------------------
                                                      2001                2000                   2001                2000
                                                  ------------        ------------           ------------        ------------
Net sales                                         $    146,078        $    172,452           $    287,235        $    335,641
Licensing and other income                                 374                 423                  1,058               1,501
                                                  ------------        ------------           ------------        ------------
                                                       146,452             172,875                288,293             337,142
                                                  ------------        ------------           ------------        ------------
Cost of goods sold                                     107,656             125,557                209,869             245,707
Selling, general and administrative expenses            42,302              41,279                 80,135              79,374
                                                  ------------        ------------           ------------        ------------
                                                       149,958             166,836                290,004             325,081
                                                  ------------        ------------           ------------        ------------
Earnings (loss) before interest, taxes and
     extraordinary item                                 (3,506)              6,039                 (1,711)             12,061
Interest expense                                         3,374               4,029                  6,649               8,241
                                                  ------------        ------------           ------------        ------------
Earnings (loss) before taxes and
     extraordinary item                                 (6,880)              2,010                 (8,360)              3,820
Tax (provision) benefit                                  2,720                (765)                 3,305              (1,455)
                                                  ------------        ------------           ------------        ------------
Earnings  (loss) before extraordinary item              (4,160)              1,245                 (5,055)              2,365
Extraordinary item, net                                    (69)                227                    (69)                227
                                                  ------------        ------------           ------------        ------------
Net earnings (loss)                                    ($4,229)       $      1,472                ($5,124)       $      2,592
                                                  ============        ============           ============        ============

Earnings (loss) per share  (basic and diluted):
     Before extraordinary item                           ($.14)               $.04                  ($.17)               $.08
                                                  ============        ============           ============        ============
     After extraordinary item                            ($.14)               $.05                  ($.17)               $.09
                                                  ============        ============           ============        ============

Dividends per common share                        $          -        $          -           $          -        $          -
                                                  ============        ============           ============        ============

Average shares outstanding:
     Basic                                              29,972              29,369                 29,903              29,307
                                                  ============        ============           ============        ============
     Diluted                                            29,972              29,481                 29,903              29,424
                                                  ============        ============           ============        ============

    (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's omitted)

                                                          May 31,               Nov. 30,               May 31,
CURRENT ASSETS                                             2001                   2000                  2000
                                                      -------------         --------------         --------------
   Cash and cash equivalents                          $         626         $        1,755         $          750
   Accounts receivable, less allowance for doubtful
      accounts of $9,311, $7,770 and $9,698                 122,751                135,421                126,133

   Inventories                                              177,394                167,111                169,230
   Prepaid expenses                                           7,890                  8,867                  7,166
   Recoverable and deferred income taxes                     17,899                 17,899                 15,005
                                                      -------------         --------------         --------------
     Total current assets                                   326,560                331,053                318,284
                                                      -------------         --------------         --------------

INVESTMENTS AND OTHER ASSETS                                 37,104                 36,014                 35,957
                                                      -------------         --------------         --------------

DEFERRED INCOME TAXES                                        39,406                 35,001                 40,831
                                                      -------------         --------------         --------------

PROPERTIES
   Land                                                       2,289                  2,289                  2,363
   Buildings and building improvements                       42,773                 42,971                 42,243
   Furniture, fixtures and equipment                        108,447                107,244                106,834
   Leasehold improvements                                    19,820                 18,548                 19,919
                                                      -------------         --------------         --------------

                                                            173,329                171,052                171,359
   Accumulated depreciation and amortization               (138,062)              (134,645)              (134,534)
                                                      -------------         --------------         --------------
     Net properties                                          35,267                 36,407                 36,825
                                                      -------------         --------------         --------------
TOTAL ASSETS                                          $     438,337         $      438,475         $      431,897
                                                      =============         ==============         ==============

    (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's omitted)



                                                          May 31,              Nov. 30,              May 31,
                                                           2001                  2000                 2000
                                                       -------------         -------------         ------------
CURRENT LIABILITIES
 Current maturities of long-term debt                      $ 15,080              $ 15,077             $ 15,074
 Accounts payable and accrued expenses                       97,343               113,815               93,633
                                                      -------------         -------------         ------------
    Total current liabilities                               112,423               128,892              108,707
                                                      -------------         -------------         ------------

LONG-TERM DEBT, less current maturities                     131,003               110,470              131,340
                                                      -------------         -------------         ------------

SHAREHOLDERS' EQUITY
 Preferred shares, $1 par value;
    2,500,000 shares authorized and unissued                      -                     -                    -
 Common shares, $2.50 par value; 75,000,000
    shares authorized;  36,317,564 shares issued
    at May 31, 2001, 36,328,564 shares issued at
    November 30, 2000 and 36,200,564 shares                  90,794                90,821               90,501
    issued at May 31, 2000.
 Capital surplus                                             81,369                82,237               83,162
 Retained earnings                                           55,599                60,723               54,503
 Unearned employee benefits                                  (4,677)               (5,716)              (6,420)
 Common shares in treasury, at cost,
    6,303,144 shares at May 31, 2001,
    6,564,404 shares at November 30, 2000 and
    6,778,333 shares at May 31, 2000.                       (27,800)              (28,952)             (29,896)
 Accumulated other comprehensive income (loss)                 (374)                    -                    -
                                                      -------------         -------------         ------------
    Total shareholders' equity                              194,911               199,113              191,850
                                                      -------------         -------------         ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                       $438,337              $438,475             $431,897
                                                      =============         =============         ============



    (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's omitted)

                                                                           Six Months Ended
                                                                 --------------------------------------
                                                                     May 31,                 May 31,
                                                                       2001                    2000
                                                                 -------------            -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
  Net earnings (loss)                                            $      (5,124)           $       2,592
  Reconciling items to adjust net earnings (loss) to
   net cash provided by (used in) operating activities:
     Extraordinary item, net                                                69                     (227)
     Depreciation and amortization                                       3,982                    3,948
     Changes in:
       Receivables, inventories, prepaids and other assets               2,429                   25,055
       Accounts payable and accrued expenses                           (16,472)                  (6,519)
       Taxes and deferred taxes on earnings                             (4,361)                    (621)
                                                                 -------------            -------------
Net cash provided by (used in) operating activities                    (19,477)                  24,228
                                                                 -------------            -------------

Cash Flows from investing activities:
  Capital expenditures                                                  (3,068)                  (1,692)
                                                                 -------------            -------------
Net cash used in investing activities                                   (3,068)                  (1,692)
                                                                 -------------            -------------

Cash Flows from financing activities:
  Increase (decrease) in borrowings under Credit Facility               30,421                   (1,229)
  Purchase of 10 7/8% Senior Subordinated Notes                        (27,236)                 (22,763)
  Proceeds from mortgage financing                                      17,375                        -
  Payment of long-term debt                                                (66)                     (37)
  Purchase of treasury shares                                                -                   (1,163)
  Other equity transactions                                                922                    1,273
                                                                 -------------            -------------
Net cash provided by (used in) financing activities                     21,416                  (23,919)
                                                                 -------------            -------------
Net decrease in cash and cash equivalents                               (1,129)                  (1,383)
Cash and cash equivalents at beginning of period                         1,755                    2,133
                                                                 -------------            -------------
Cash and cash equivalents at end of period                       $         626            $         750
                                                                 =============            =============

Supplemental cash flow information:
  Net cash paid during the period for:
       Interest                                                  $       7,300            $       9,200
       Income taxes                                                      1,100                    2,000

    (See accompanying notes to unaudited consolidated financial statements)

                              HARTMARX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying financial statements are unaudited but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable periods presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2000.


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


Note 3

Long-term debt comprised the following (000's omitted):

                                                   May 31,           Nov. 30,          May 31,
                                                     2001              2000              2000
                                                ------------      ------------      ------------
     Borrowings under Credit Facility               $ 74,150          $ 43,729          $ 64,385
     10 7/8% Senior Subordinated Notes, net           34,706            61,900            62,076
     Industrial development bonds                     17,315            17,315            17,330
     Mortgages and other debt                         19,912             2,603             2,623
                                                ------------      ------------      ------------
                                                     146,083           125,547           146,414
     Less - current                                   15,080            15,077            15,074
                                                ------------      ------------      ------------
     Long-term debt                                 $131,003          $110,470          $131,340
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

In August 1999, the Company completed an amendment and extension of the Credit Facility which increased the maximum borrowing level and extended its duration. Additional amendments were effected during fiscal 2001. Among other things, the Credit Facility now provides for maximum borrowings of $200 million, up from $175 million, (including a $50 million letter of credit facility, up from $35 million) and the term of the Credit Facility was extended from July 2000 to June 2003. Borrowing availability under the Credit Facility is being utilized for general corporate purposes. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories; at the Company's option, borrowing rates are based either on LIBOR or the prime rate of a major bank. As of May 31, 2001, the weighted average borrowing rate under the Credit
Facility was 6.8%.   Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements. Certain other fees are also payable under the Credit Facility and Notes based on services provided.

During the second quarter of 2001, the Company entered into mortgage financings on two of its owned manufacturing facilities. The average interest rate on the mortgages, which have durations of ten and fifteen years, is approximately 7.5%. The $17.4 million proceeds from these mortgages, along with availability under the Credit Facility, were used to repurchase $27.2 million face value of the Company's Notes in several open market transactions during the six months ended May 31, 2001. During the six months ended May 31, 2000, the Company acquired $22.8 million face value of its Notes in several open market transactions. The extraordinary item in the second quarter of 2001 and 2000 reflected these purchases made at par or at a small discount to par and applicable write-off of issue costs. The Company's 10 7/8% Senior Subordinated Notes, due in January 2002, are expected to be retired utilizing availability under the Credit Facility.

The Notes and Credit Facility contain various restrictive covenants covering ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, additional debt incurrence, capital expenditures, asset sales, operating leases, as well as other customary covenants, representations and warranties, funding conditions and events of default. A Credit Facility amendment dated July 10, 2001 requires the Company to maintain certain minimum excess borrowing availability levels subsequent to the date of the amendment, provide additional collateral, and by approximately October 15, 2001 obtain at least $15 million of additional financing to reduce borrowings currently outstanding. Additionally, the effective borrowing rate was increased 50 basis points and financial covenants related to debt leverage and interest coverage, among others, were adjusted for periods ending May 31, 2001 and subsequent. After reflecting this amendment, the Company was in compliance with the covenants under the respective borrowing agreements.


Note 4

Inventories at each date consisted of (000's omitted):

                                        May 31,             Nov. 30,            May 31,
                                         2001                 2000                2000
                                   --------------      --------------      --------------
     Raw materials                       $ 56,003            $ 55,450            $ 57,599
     Work-in-process                       14,339              15,262              20,188
     Finished goods                       107,052              96,399              91,443
                                   --------------      --------------      --------------
                                         $177,394            $167,111            $169,230
                                   ==============      ==============      ==============

Inventories are stated at the lower of cost or market. At May 31, 2001, November 30, 2000 and May 31, 2000, approximately 52%, 49% and 46% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


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

Information on the Company's operations and total assets for the three and six months ended and as of May 31, 2001 and 2000 is summarized as follows (in millions):

                                                    Men's            Women's
                                                   Apparel           Apparel
Three Months Ended May 31,                          Group             Group              Adj.            Consol.
                                               -------------     -------------      -----------      -------------
2001
Sales                                              $ 132.9           $  13.2                -            $ 146.1
Earnings (loss) before taxes and
     extraordinary item                                0.1              (0.3)            (6.7)              (6.9)

2000
Sales                                              $ 158.5           $  14.0                -            $ 172.5
Earnings (loss) before taxes and
     extraordinary item                                8.2               1.0             (7.2)               2.0

Six Months Ended May 31,
2001
Sales                                              $ 259.8           $  27.4                -            $ 287.2
Earnings (loss) before taxes and
     extraordinary item                                4.3               0.3            (13.0)              (8.4)
Total assets                                         310.4              33.1             94.8              438.3

2000
Sales                                              $ 308.3           $  27.3                -            $ 335.6
Earnings (loss) before taxes and
     extraordinary item                               16.3               2.0            (14.5)               3.8
Total assets                                         314.9              26.0             91.0              431.9

During the periods ended May 31, 2001 and 2000, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group's sales; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes and extraordinary item consist principally of interest expense and general corporate expenses. Adjustments of gross assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties.


Note 6

Effective December 1, 2000, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No. 138. Under the new standards, the fair value of derivatives has been recorded in the financial statements. Upon adoption of the new standards, the after-tax transition adjustment at December 1, 2000 was an unrealized loss of $.3 million, reflected in the accumulated other comprehensive income (loss) component of shareholders' equity as of that date. Changes in fair values of the derivatives are recognized periodically in other comprehensive income for derivatives designated as hedges of future cash flows or net income for all other derivatives. It is anticipated that the entire transition adjustment loss reflected as accumulated other comprehensive income (loss) as of December 1, 2000 will be reflected in the Company's Consolidated Statement of Earnings during fiscal 2001 as the currency hedge contracts are settled. The effects of the adoption of the new standards did not significantly affect the Company's results of operations, its financial position, or its cash flows.


Note 7

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                                     Six Months Ended
                                                             ----------------------------------
                                                                 May 31,              May 31,
                                                                  2001                 2000
                                                             -------------        -------------
     Net earnings (loss)                                         $(5,124)              $2,592
     Other comprehensive income (loss):
          Change in fair value of foreign currency hedge
           contracts, net of tax of $45                              (68)                   -
                                                             -------------        -------------
     Comprehensive income (loss)                                 $(5,192)              $2,592
                                                             =============        =============

Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):

                                                                                      May 31,
                                                                                       2001
                                                                                 ---------------
     Initial unrealized loss on derivatives upon implementation of FASB
          Statement No. 133 on December 1, 2000,
          net of tax of $199                                                            $(306)

     Year-to-date change in fair value of foreign exchange
          contracts, net of tax of $45                                                    (68)
                                                                                 ---------------
     Total Accumulated Other Comprehensive Income (Loss)                                $(374)
                                                                                 ===============

Note 8

Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Costs", requires that amounts billed to customers for shipping and handling costs be reflected as a component of net revenue, if material. Emerging Issues Task Force 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," requires that consideration from a vendor to a customer in connection with the purchase of the vendor's products or to promote sales of the vendor's products should be reflected as a reduction of net revenue, if material.

The Company's billings to customers for such shipping and handling costs and the consideration given to customers to promote the sale of the Company's products are not significant.

                             HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

November 30, 2000 to May 31, 2001
---------------------------------

Since November 30, 2000, net accounts receivable decreased $12.7 million or 9.4% to $122.8 million, reflecting the seasonal change from tailored clothing shipments in the Men's Apparel Group. Inventories of $177.4 million increased $10.3 million or 6.2% attributable in part to seasonal factors preceding anticipated shipments in the third fiscal quarter. Net properties decreased $1.1 million to $35.3 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $16.5 million reflecting normal seasonal payments. Total debt, including current maturities, increased $20.5 million to $146.1 million, reflecting seasonal working capital requirements, and represented 43% of total capitalization at May 31, 2001 compared to 39% at November 30, 2000. During the first half of 2001, the Company purchased $27.2 million par value of its 10 7/8% Senior Subordinated Notes utilizing proceeds from new mortgages and availability under its Revolving Credit Facility. A Credit Facility amendment dated July 10, 2001 requires the Company to maintain certain minimum excess borrowing availability levels subsequent to the date of the amendment, provide additional collateral, and by approximately October 15, 2001 obtain at least $15 million of additional financing to reduce borrowings currently outstanding. Additionally, financial covenants related to debt leverage and interest coverage, among others, were adjusted for periods ending May 31, 2001 and subsequent.

May 31, 2000 to May 31, 2001
----------------------------

Net accounts receivable of $122.8 million decreased $3.4 million or 2.7%, reflecting the lower sales compared to the prior period. Inventories of $177.4 million increased $8.2 million or 4.8%, as the generally lackluster environment at retail for apparel products resulted in delays in the timing of shipments, principally tailored clothing, relative to units available for sale. Net properties of $35.3 million decreased $1.6 million, attributable to depreciation expense exceeding capital additions. Total debt of $146.1 million declined $.3 million from the year earlier period. Total debt represented 43% of total capitalization at May 31, 2001, the same as the prior year.


Results of Operations

Second Quarter 2001 Compared to Second Quarter 2000
---------------------------------------------------

Second quarter consolidated sales were $146.1 million compared to $172.5 million in 2000. Consumer spending for apparel at the Company's major retail customers continued to be below prior year levels, adversely affecting both the advance order and in-stock business. Among general product categories, womenswear revenues were approximately even with last year, while menswear revenues, especially tailored clothing suit units, declined. The tailored clothing declines also reflected the planned deemphasis of certain lower margin tailored clothing brands and programs. Sportswear and other non-tailored clothing product categories represented approximately 28% of total second quarter revenues compared to 27% a year ago.

Women's Apparel Group revenues, which represented 10% and 8% of consolidated sales in 2001 and 2000, respectively, decreased approximately $.8 million.

The consolidated gross margin percentage to sales decreased to 26.3% compared to 27.2% last year, as the favorable effect of product mix changes of brands and programs with higher gross margins were more than offset by approximately $2.3 million of costs associated with closing production facilities and related inventory dispositions. Consolidated selling, general and administrative expenses increased slightly to $42.3 million in the current period from $41.3 million in 2000, and the ratio to sales increased to 29.0% in 2001 from 23.9% in 2000, principally as a result of the lower sales; the current period also included approximately $1.2 million of incremental costs associated with the development of various sportswear brands and programs.

Earnings before interest, taxes and extraordinary item (EBIT) was a loss of $3.5 million in 2001 compared to earnings of $6.0 million last year; EBIT represented -2.4% of net sales in 2001 and 3.5% of net sales in 2000. Interest expense of $3.4 million was $.7 million lower than last year, reflecting lower average rates. The consolidated pre-tax loss before extraordinary item was $6.9 million compared to earnings of $2.0 million last year. After reflecting the applicable tax benefit or provision, the consolidated net loss before extraordinary item in fiscal 2001 was $4.2 million compared to earnings of $1.2 million a year ago. The basic and diluted loss per share was $.14 compared to earnings of $.04 per share in 2000. After the extraordinary item in each period, related to the purchase of the Company's subordinated debentures, the net loss in 2001 was $4.2 million or $.14 per share compared to net earnings in 2000 of $1.5 million or $.05 per share.

Six Months 2001 Compared to Six Months 2000
-------------------------------------------

Consolidated sales decreased $48.4 million or 14.4% to $287.2 million from $335.6 million in 2000, attributable to the Men's Apparel Group. Within the Men's Apparel Group, tailored clothing product revenues represented the principal component of the decline, reflecting both lackluster consumer demand for apparel and previously stated plans to reduce revenues in lower profit potential moderate priced tailored clothing product categories. Women's Apparel Group revenues, which represented 10% and 8% of consolidated sales in 2001 and 2000, respectively, increased approximately $.1 million, primarily in the catalog business. Sportswear and other non-tailored clothing product categories, including women's, represented 29% of first half sales versus 27% a year ago.

The consolidated gross margin percentage to sales was 26.9% compared to 26.8% last year, reflecting product mix changes and improved sourcing principally offset by costs associated with closing production facilities. Consolidated selling, general and administrative expenses were $80.1 million in the current period compared to $79.4 million in 2000, and represented 27.9% of sales in 2001 compared to 23.6% of sales in 2000. The current year included, among other things, $2.1 million of incremental costs associated with the sportswear product lines development and expenses associated with the higher women's catalog sales. Licensing and other income of $1.1 million decreased $.4 million compared to the previous period, reflecting the softness in the Far East economies, especially in Japan, where a significant portion of the Company's licensing revenue is derived.

Earnings before interest, taxes and extraordinary item were a loss of $1.7 million in 2001 compared to $12.1 million earned last year and represented -.6% of sales in 2001 compared to 3.6% of sales in 2000. Interest expense decreased to $6.6 million from $8.2 million last year, principally due to lower borrowing rates, partially offset by higher average borrowings. Consolidated pre-tax earnings before the extraordinary item were a loss of $8.4 million this year compared to $3.8 million earnings last year. Consolidated net earnings before the extraordinary item were a loss of $5.1 million or $.17 per basic and diluted share this year compared to $2.4 million or $.08 per share last year. After the extraordinary item, the net loss this year was $5.1 million or $.17 per share compared to net earnings of $2.6 million or $.09 per share last year.

Second half fiscal 2001 results will be impacted by the level of consumer spending for apparel and related expectations of major retail customers. Also, the Company's actions to reduce owned manufacturing capacities and other administrative expenses and the development of non-tailored clothing product lines will continue. Based on current conditions, we expect second half revenues and related operating results to be below the second half of fiscal 2000.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are closed by either cash settlement or actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in earnings in the period in which the purchase obligations are satisfied. As of May 31, 2001, the Company had entered into foreign exchange contracts, aggregating approximately $7 million corresponding to approximately 14 billion Italian lire and 63 million Japanese yen, primarily related to inventory purchases in the next twelve months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of borrowings under its Credit Facility, which bear interest at variable rates. The variable rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect that a change in the interest rates would have a material adverse effect on the Company's results of operations. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

                         Part II -- OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

     The annual meeting of the stockholders of the Registrant was held on April 12, 2001. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 26, 2001 were elected for one year terms with voting for each as follows:


     Director                        For               Abstentions
     --------                        ---               -----------

     Samawal A. T. Bakhsh        24,603,435             3,072,770
     Jeffrey A. Cole             25,917,620             1,758,585
     Raymond F. Farley           25,951,189             1,725,016
     Elbert O. Hand              25,946,843             1,729,362
     Donald P. Jacobs            25,943,057             1,733,148
     Charles Marshall            25,965,243             1,710,962
     Homi B. Patel               25,957,332             1,718,873
     Michael B. Rohlfs           25,945,986             1,730,219
     Stuart L. Scott             25,972,210             1,703,995
     Ella D. Strubel             25,969,003             1,707,202


     The Voluntary Employee Stock Option Surrender Program was ratified with 24,348,410 shares for, 1,831,456 shares opposed and 1,496,339 shares abstaining.

     The amendment to the 1998 Incentive Stock Plan was ratified with 24,313,319 shares for, 1,828,286 shares opposed and 1,534,600 shares abstaining.

     The reappointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 26,675,993 shares for, 270,398 shares opposed and 729,814 shares abstaining.


Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            4-C-3 Third Amendment to the Amended and Restated Credit Agreement dated July 10, 2001.


       (b)  No reports on Form 8-K were filed in the second quarter of 2001.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARTMARX CORPORATION


July 13, 2001                        By    /s/ GLENN R. MORGAN
                                       ---------------------------
                                           Glenn R. Morgan
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                           (Principal Financial Officer)



July 13, 2001                        By    /s/ ANDREW A. ZAHR
                                       ---------------------------
                                           Andrew A. Zahr
                                           Vice President and Controller

                                           (Principal Accounting Officer)