Form 10-Q
period 2001-08-31
HARTMARX CORP/DE
filed 2001-10-15
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     X              OF THE SECURITIES EXCHANGE ACT OF 1934
 --------

                For the quarterly period ended August 31, 2001

                                      or

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


At September 30, 2001 there were 30,146,836 shares of the Company's common stock outstanding.




                             HARTMARX CORPORATION


                                    INDEX


                                                                         Page
                                                                         Number
                                                                         ------

Part I - FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Unaudited Consolidated Statement of Earnings
                 for the three months and nine months
                 ended August 31, 2001 and August 31, 2000.                   3

                 Unaudited Condensed Consolidated Balance Sheet
                 as of August 31, 2001, November 30, 2000 and
                 August 31, 2000.                                             4

                 Unaudited Condensed Consolidated Statement of Cash
                 Flows for the nine months ended August 31, 2001
                 and August 31, 2000.                                         6

                 Notes to Unaudited Condensed Consolidated
                 Financial Statements.                                        7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.              14

      Item 3.    Quantitative and Qualitative Disclosures
                 About Market Risk                                           17


Part II - OTHER INFORMATION

      Item 1.    Legal Proceedings                                           18

      Item 6.    Exhibits and Reports on Form 8-K                            20

      Signatures                                                             21





                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                            HARTMARX CORPORATION
                UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                              (000's omitted)



                                                                Three Months Ended                     Nine Months Ended
                                                                    August 31,                             August 31,
                                                           -----------------------------          -----------------------------
                                                              2001              2000                 2001              2000
                                                           -----------      ------------          -----------       -----------
Net sales                                                   $ 159,692        $  175,316            $ 446,927         $ 510,957
Licensing and other income                                      1,072               822                2,130             2,323
                                                           -----------      ------------          -----------       -----------
                                                              160,764           176,138              449,057           513,280
                                                           -----------      ------------          -----------       -----------
Cost of goods sold                                            121,447           127,502              329,998           373,209
Selling, general and administrative expenses                   40,866            40,221              119,711           119,595
Restructuring charge                                            5,892                 -                8,500                 -
                                                           -----------      ------------          -----------       -----------
                                                              168,205           167,723              458,209           492,804
                                                           -----------      ------------          -----------       -----------
Earnings (loss) before interest, taxes and
   extraordinary item                                          (7,441)            8,415               (9,152)           20,476

Interest expense                                                3,494             3,600               10,143            11,841
                                                           -----------      ------------          -----------       -----------
Earnings (loss) before taxes and
   extraordinary item                                         (10,935)            4,815              (19,295)            8,635

Tax (provision) benefit                                         4,315            (1,825)               7,620            (3,280)
                                                           -----------      ------------          -----------       -----------
Earnings (loss) before extraordinary item                      (6,620)            2,990              (11,675)            5,355

Extraordinary item, net                                            -                  -                  (69)              227
                                                           -----------      ------------          -----------       -----------
Net earnings (loss)                                        $   (6,620)       $    2,990            $ (11,744)        $   5,582
                                                           ===========      ============          ===========       ===========

Earnings (loss) per share (basic and diluted):
            Before extraordinary item                          ($.22)             $.10                 ($.39)             $.18
                                                           ===========      ============          ===========       ===========
            After extraordinary item                           ($.22)             $.10                 ($.39)             $.19
                                                           ===========      ============          ===========       ===========

Dividends per common share                                 $       -         $       -             $       -         $       -
                                                           ===========      ============          ===========       ===========

Average shares outstanding:
            Basic                                              30,067            29,482               29,958            29,366
                                                           ===========      ============          ===========       ===========
            Diluted                                            30,067            29,593               29,958            29,480
                                                           ===========      ============          ===========       ===========




                                (See accompanying notes to unaudited consolidated financial statements)


                            HARTMARX CORPORATION
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                              (000's omitted)



                                                             August 31,          Nov. 30,           August 31,
CURRENT ASSETS                                                  2001               2000                2000
                                                           -------------       ------------       -------------

  Cash and cash equivalents                                $     1,179         $    1,755           $     672


  Accounts receivable, less allowance for doubtful
      accounts of $10,721, 7,770 and $9,559                    153,103            135,421             149,926

  Inventories                                                  174,590            167,111             163,363

  Prepaid expenses                                               8,631              8,867               8,012

  Recoverable and deferred income taxes                         17,899             17,899              15,005
                                                           ------------       ------------       -------------

       Total current assets                                    355,402            331,053             336,978
                                                           ------------       ------------       -------------


INVESTMENTS AND OTHER ASSETS                                    54,344             36,014              36,768
                                                           ------------       ------------       -------------


DEFERRED INCOME TAXES                                           43,879             35,001              39,646
                                                           ------------       ------------       -------------


PROPERTIES

  Land                                                           2,179              2,289               2,363

  Buildings and building improvements                           42,299             42,971              42,432

  Furniture, fixtures and equipment                            109,334            107,244             107,731

  Leasehold improvements                                        21,413             18,548              20,238
                                                           ------------       ------------        ------------

                                                               175,225            171,052             172,764

  Accumulated depreciation and amortization                   (139,988)          (134,645)           (136,271)
                                                           ------------       ------------        ------------

              Net properties                                    35,237             36,407              36,493
                                                           ------------       ------------        ------------

TOTAL ASSETS                                               $   488,862         $  438,475         $   449,885
                                                           ============       ============        ============



                                (See accompanying notes to unaudited consolidated financial statements)




                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's omitted)



                                                                August 31,          Nov. 30,          August 31,
                                                                  2001                2000               2000
                                                              -------------       ------------       ------------
CURRENT LIABILITIES
    Current maturities of long-term debt                      $    35,328         $   15,077         $    25,076

    Accounts payable and accrued expenses                         122,003            113,815              95,711
                                                              -------------       ------------       ------------
          Total current liabilities                               157,331            128,892             120,787
                                                              -------------       ------------       ------------

LONG-TERM DEBT, less current maturities                           142,561            110,470             133,704
                                                              -------------       ------------       ------------

SHAREHOLDERS' EQUITY
    Preferred shares, $1 par value;
        2,500,000 shares authorized and unissued                       -                   -                   -

    Common shares, $2.50 par value; 75,000,000
        shares authorized; 36,317,564 shares
        issued at August 31, 2001, 36,328,564
        shares issued at November 30, 2000 and
        36,200,564 shares issued at August 31, 2000                90,794             90,821              90,501

    Capital surplus                                                80,909             82,237              82,639

    Retained earnings                                              48,979             60,723              57,493

    Unearned employee benefits                                     (4,334)            (5,716)             (5,882)

    Common shares in treasury, at cost,
        6,197,417 shares at August 31, 2001,
        6,564,404 shares at November 30, 2000 and
        6,670,341 shares at August 31, 2000.                      (27,334)           (28,952)            (29,357)

    Accumulated other comprehensive income (loss)                     (44)                 -                   -
                                                              -------------       ------------       ------------
          Total shareholders' equity                              188,970            199,113             195,394
                                                              -------------       ------------       ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                          $   488,862         $  438,475         $   449,885
                                                              =============       ============       ============



                                (See accompanying notes to unaudited consolidated financial statements)





                            HARTMARX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                               OF CASH FLOWS
                              (000's omitted)

                                                                               Nine Months Ended August 31,
                                                                           -------------------------------------
                                                                               2001                    2000
                                                                           -------------           -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:

    Net earnings (loss)                                                    $  (11,744)               $   5,582

    Reconciling items to adjust net earnings (loss) to net cash provided by (used in) operating activities:

          Extraordinary item, net                                                  69                     (227)

          Depreciation and amortization                                         6,049                    5,864

          Changes in:
              Receivables, inventories, prepaids and other assets              (7,668)                   5,463
              Accounts payable and accrued expenses                           (18,995)                  (4,441)
              Taxes and deferred taxes on earnings                             (8,889)                     564
                                                                           -------------
                                                                                                   -------------
Net cash provided by (used in) operating activities                           (41,178)                  12,805
                                                                           -------------           -------------

Cash Flows from investing activities:
    Capital expenditures                                                       (5,661)                  (3,253)
    Cash paid for acquisition, net of cash acquired                            (7,631)                       -
                                                                           -------------           -------------
Net cash used in investing activities                                         (13,292)                  (3,253)
                                                                           -------------           -------------

Cash Flows from financing activities:
    Increase in borrowings under Credit Facility                               47,353                   11,140
    Purchase of 10 7/8% Senior Subordinated Notes                             (27,235)                 (22,763)
    Proceeds from mortgage financing                                           17,375                        -
    Proceeds from term loan                                                    15,000                        -
    Payment of long-term debt                                                    (200)                     (54)
    Purchase of treasury shares                                                    -                    (1,163)
    Other equity transactions                                                   1,601                    1,827
                                                                           -------------           -------------
Net cash provided by (used in) financing activities                            53,894                  (11,013)
                                                                           -------------           -------------
Net decrease in cash and cash equivalents                                        (576)                  (1,461)

Cash and cash equivalents at beginning of period                                1,755                    2,133
                                                                           -------------
                                                                                                   -------------
Cash and cash equivalents at end of period                                  $   1,179               $      672
                                                                           =============           =============

Supplemental cash flow information:
      Net cash paid during the period for:
          Interest                                                          $  12,100                   14,500
          Income taxes                                                          1,200                    2,700



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


NOTE 2

During the third quarter of 2001, the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. ("CAG"), a privately held marketer of popular priced sportswear. The acquisition was made consistent with the Company's previously stated strategy to expand its apparel offerings in non-tailored product categories. The purchase price for the assets acquired was $18 million, subject to adjustment, plus the assumption of $12.9 million of debt and other specified payables and accruals. The cash portion of the purchase price consisted of a closing payment of $8.3 million, including interest, and deferred payments of $9.8 million plus interest, payable by October 31, 2001, of which $6.3 million of such deferred payments have been made as of October 15, 2001. Based on preliminary calculations, which are not expected to change significantly, the recorded goodwill related to the acquisition was approximately $15.8 million. Additional contingent consideration is payable to the seller based upon the achievement of specified levels of earnings before interest and taxes of the business during five annual periods within a specified period beginning July 1, 2001, or upon a change of control. These contingent payments, if any, would be considered as additional purchase price and, accordingly, reflected as goodwill. CAG's results of operations have been included in the Company's financial statements since the effective date of the acquisition. The following pro forma information is provided for the acquisition assuming it occurred as of December 1, 1999 for fiscal 2000 and December 1, 2000 for fiscal 2001 (in millions, except per share amounts):

                                                   Three Months Ended                       Nine Months Ended
                                                       August 31,                              August 31,
                                              ------------------------------          ------------------------------
                                                  2001             2000                  2001              2000
                                              -------------     ------------          ------------     -------------
Net sales                                     $    161.4       $    189.5           $    470.6         $   539.1
Net earnings (loss) before taxes and
     extraordinary item                            (10.4)             6.1                (18.8)              8.5
Net earnings (loss)                                 (6.3)             3.7                (11.4)             (5.4)
Diluted earnings (loss) per share                   (.21)             .13                 (.38)              .18




The pro forma amounts above for the nine months ended 2001 and 2000 include $2.0 million of purchase accounting adjustments to state acquired inventories at fair value which were fully reflected as an adjustment to cost of sales in the nine months ended August 31, 2001 and 2000.

The pro forma amounts above for all periods reflect interest on the purchase price, assuming the acquisition occurred as of December 1, 1999, with interest calculated at the Company's borrowing rate under its Credit Facility for the respective period. The pro forma net earnings (loss) above assume an income tax benefit or provision at the Company's consolidated tax rate of 39.5%.

The pro forma amounts above for all periods do not take into consideration certain costs and expenses that were not continued subsequent to the date of acquisition.


NOTE 3

During fiscal 2001, the Company initiated a number of non-recurring gross margin improvement and cost reduction actions in response to the weak apparel environment and reduced consumer confidence. These actions included the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center, and several administrative offices, as well as the wind-up of certain moderate tailored clothing operations, early voluntary retirement programs and other administrative workforce reductions. Accordingly, the accompanying statement of earnings reflects a restructuring charge of $5.9 million for the three months ended August 31, 2001 and $8.5 million for the nine months ended August 31, 2001, which includes costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities, and the writedown of fixed assets to estimated fair values for facilities closed or to be closed.

For the nine months ended August 31, 2001, the total restructuring charge consisted of an accrual for severance and other costs of $6.4 million and $2.1 million primarily related to the writedown of fixed assets. Payments for severance, fringe benefits and other costs in the period reduced the accrual, so that at August 31, 2001 the remaining liability for restructuring related items was $4.9 million. It is anticipated that additional facility closings, severance and/or early retirement programs will be committed to in the fourth quarter of fiscal 2001, which would substantially complete the business enhancement initiatives.

Generally accepted accounting principles require that certain of the non-recurring costs associated with the business enhancement actions, including inventory dispositions and other costs associated with operations being eliminated, be included in the cost of sales and operating expense captions in the accompanying statement of earnings. Accordingly, in addition to the amounts included in the restructuring charge noted above, non-recurring costs of $5.0 million and $8.5 million for the three and nine months ended August 31, 2001, respectively, are included in the cost of goods sold and operating expenses captions.


NOTE 4

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


NOTE 5


Long-term debt comprised the following (000's omitted):

                                             Aug. 31,     Nov. 30,    Aug. 31,
                                              2001         2000        2000
                                           ----------    ---------   ---------

Borrowings under Credit Facility           $  91,082     $  43,729   $  76,754
10 7/8% Senior Subordinated Notes, net        34,714        61,900      62,090
Term loan                                     15,000             -           -
Industrial development bonds                  17,293        17,315      17,322
Mortgages and other debt                      19,800         2,603       2,614
                                           ----------    ---------   ---------
                                             177,889       125,547     158,780
Less - current                                35,328        15,077      25,076
                                           ----------    ---------   ---------
Long-term debt                             $ 142,561     $ 110,470   $ 133,704
                                           ==========    =========   =========



During fiscal 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering, and also entered into a then three year financing agreement ("Credit Facility") with a group of lenders providing for maximum borrowings of $175 million (including a $35 million letter of credit facility), subject to a borrowing base calculation and certain minimum excess availability requirements, collateralized by eligible inventories, accounts receivable and the intangibles of the Company and its subsidiaries. Various Credit Facility amendments resulted in the extension of the Credit Facility term from March 1997 to July 2000.

In August 1999, the Company amended the Credit Facility to increase the maximum borrowing level and extend its duration. Additional amendments were effected during fiscal 2001. Among other things, the Credit Facility currently provides for maximum borrowings of $200 million (subject to the borrowing base calculations and minimum excess availability requirements), including a $50 million letter of credit facility, and the term of the Credit Facility is through June 2003. Borrowing availability under the Credit Facility has been utilized for general corporate purposes, repurchase of notes and to fund acquisitions. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories and minimum excess availability levels (as specified in the facility amendment dated October 15, 2001) which vary based on seasonal changes in debt, receivables and inventory levels; borrowing rates are based either on LIBOR (for borrowings initiated prior to October 15, 2001) or the prime rate of a major bank. The weighted average borrowing rate under the Credit Facility was 6.4% as of August 31, 2001. Financing fees pertaining to the Notes and Credit Facility, as amended, are being amortized over the life of the respective agreements.

During the second quarter of 2001, the Company entered into mortgage financings on two of its owned manufacturing facilities. The average interest rate on the mortgages, which have durations of ten and fifteen years, is approximately 7.5%. The $17.4 million proceeds from these mortgages, along with availability under the Credit Facility, were used to repurchase $27.2 million face value of the Company's Notes in open market transactions. During the nine months ended August 31, 2000, the Company acquired $22.8 million face value of its Notes in open market transactions. The extraordinary item for the nine months of 2001 and 2000 reflected these purchases made at par or at a small discount to par and applicable write-off of issue costs.

During the third quarter of 2001, the Company entered into a $15 million term loan with one of the lenders in its Credit Facility. This loan, which is collateralized by the assets of the Company in a position junior to the Credit Facility, bears interest at prime plus 5% (11.5% as of August 31, 2001) through October 15, 2001 and prime plus 5.5% thereafter. This loan was made pursuant to the "liquidity proceeds" section of the amended Credit Facility, which relates to sales or mortgages of specified real properties and other assets of the Company. The Credit Facility requires the Company to obtain additional liquidity proceeds of $10 million by December 14, 2001, of which approximately $3.7 million have been realized through October 15, 2001.

The Notes and Credit Facility contain various restrictive covenants covering ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, additional debt incurrence, capital expenditures, asset sales, operating leases, as well as other customary covenants, representations and warranties, funding conditions and events of default. Credit Facility amendments dated July 10, 2001 and October 15, 2001 established certain minimum excess borrowing availability levels and required the Company to provide additional collateral and to obtain, by December 14, 2001, at least $25 million of junior capital, consisting of either equity or debt in a position junior to the Credit Facility. Additionally, the effective borrowing rate benchmark was increased by 1% and financial covenants related to debt leverage and interest coverage, among others, were modified for periods ending May 31, 2001 and subsequent. A cumulative adjusted EBITDA covenant was implemented for the period October 31, 2001 through May 31, 2002 to replace covenants related to interest coverage and debt leverage that will be reinstated at revised levels effective as of August 31, 2002 and November 30, 2002, respectively. With these amendments, the Company was in compliance with the covenants under its borrowing agreements. While the Company expects that the required amounts of liquidity proceeds and junior capital will be obtained and that it will meet its current financial covenants, there can be no assurance that such financings or liquidity proceeds will be completed by December 14, 2001 or that the Company will remain in compliance with its financial covenants.



NOTE 6

Inventories at each date consisted of (000's omitted):

                               Aug. 31,           Nov. 30,           Aug. 31,
                                2001               2000               2000
                             ------------      -------------      -------------
Raw materials                $    53,164       $    55,450        $    58,611
Work-in-process                    9,595            15,262             14,623
Finished goods                   111,831            96,399             90,129
                             ------------      -------------      -------------
                             $   174,590       $   167,111        $   163,363
                             ============      =============      =============



Inventories are stated at the lower of cost or market. At August 31, 2001, November 30, 2000 and August 31, 2000, approximately 45%, 49% and 45% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


NOTE 7

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

Information on the Company's operations and total assets for the three and nine months ended and as of August 31, 2001 and 2000 is summarized as follows (in millions):

                                                   Men's           Women's
                                                  Apparel          Apparel
                                                   Group            Group          Adj.          Consol.
                                                -------------    -----------    ----------      ----------
Three Months Ended August 31, 2001
Sales                                              $146.2           $13.5            -            $159.7
Earnings (loss) before taxes
   and extraordinary item                            (5.6)            0.6          (5.9)           (10.9)


2000
Sales                                              $159.7           $15.6            -            $175.3
Earnings (loss) before taxes                          9.8             1.4          (6.4)             4.8


Nine Months Ended August 31, 2001
Sales                                              $406.0           $40.9            -            $446.9
Earnings (loss) before taxes
   and extraordinary item                            (1.3)            0.9         (18.9)           (19.3)
Total assets                                        349.5            38.1         101.3            488.9

2000
Sales                                              $468.0           $42.9            -            $510.9
Earnings (loss) before taxes
   and extraordinary item                            26.1             3.4         (20.9)             8.6
Total assets                                        327.9            31.8          90.2            449.9




During the periods ended August 31, 2001 and 2000, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged to the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

For the three and nine month periods ended August 31, 2001, the Men's Apparel Group amounts include various non-recurring costs associated with the wind-up of operations affecting moderate tailored clothing product categories, along with other production facility and administrative office closings, employee severance and writedowns to state assets at estimated fair values. These non-recurring costs aggregated $10.9 million for the three months ended August 31, 2001 and $17.0 million for the nine months ended August 31, 2001, of which $5.9 million for the three months and $8.5 million for the nine months are reflected as restructuring costs in the accompanying statement of earnings.

Amounts included in the "adjustment" column for earnings (loss) before taxes and extraordinary item consist principally of interest expense and general corporate expenses. Adjustments to total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties.


NOTE 8

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. Under the new standards, the fair value of derivatives has been recorded in the financial statements. Upon adoption of the new standards, the after-tax transition adjustment at December 1, 2000 was an unrealized loss of $.3 million, reflected in the accumulated other comprehensive income (loss) component of shareholders' equity as of that date. Changes in fair values of the derivatives are recognized periodically in other comprehensive income for derivatives designated as hedges of future cash flows or net income for all other derivatives. It is anticipated that the entire transition adjustment loss reflected as accumulated other comprehensive income (loss) as of December 1, 2000 will be reflected in the Company's Consolidated Statement of Earnings during fiscal 2001 as the currency hedge contracts are settled. The effects of the adoption of the new standards did not significantly affect the Company's results of operations, its financial position, or its cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001 and for purchase businesses combinations completed on or after July 1, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on the date of adoption of this standard, requires that goodwill resulting from acquisitions completed after June 30, 2001 not be amortized and establishes a new method of testing goodwill for impairment, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company applied the provisions of SFAS No. 141 in accounting for its acquisition of Consolidated Apparel Group ("CAG"), which was effective July 1, 2001, and goodwill related to the acquisition of CAG is not being amortized in accordance with SFAS No. 142. The Company expects to early adopt the provisions of SFAS No. 142, effective December 1, 2001, at which time goodwill amortization resulting from acquisitions completed before June 30, 2001, which is not significant, will cease.

The Company's business combinations prior to June 30, 2001 were accounted for using the purchase method of accounting. At August 31, 2001, the net carrying amount of goodwill related to those acquisitions other than CAG is approximately $1.3 million, which is being amortized by approximately $.2 million per year. During fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets. Although the Company has not yet determined the effect of these tests on its results of operations and financial position, the impact, if any, is not expected to be significant.


NOTE 9

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                     Nine Months Ended
                                               -------------------------------
                                                 Aug. 31,           Aug. 31,
                                                   2001               2000
                                               ------------      -------------
Net earnings (loss)                            $  (11,744)         $   5,582

Other comprehensive income (loss):

   Change in fair value of foreign
   currency hedge contracts,
   net of tax of $171                                 262                  -
                                               ------------      -------------
Comprehensive income (loss)                    $  (11,482)         $   5,582
                                               ============      =============



Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):

                                                                  August 31,
                                                                     2001
                                                                 ------------
  Initial unrealized loss on derivatives
        upon implementation of SFAS No. 133 on
        December 1, 2000, net of tax of $199                     $  (306)

  Year-to-date change in fair value of
        foreign exchange contracts, net of tax of $171               262
                                                                 ------------
  Total Accumulated Other Comprehensive Income (Loss)             $  (44)
                                                                 ============



NOTE 10

Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs", requires that amounts billed to customers for shipping and handling costs be reflected as a component of net revenue, if material. Emerging Issues Task Force Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," requires that consideration from a vendor to a customer in connection with the purchase of the vendor's products or to promote sales of the vendor's products should be reflected as a reduction of net revenue, if material.

The Company's billings to customers for such shipping and handling costs and the consideration given to customers to promote the sale of the Company's products are not significant.



                             HARTMARX CORPORATION

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations



During the third quarter of fiscal 2001, the Company accelerated its implementation of various business enhancement actions initiated earlier in the year, which resulted in significant non-recurring charges adversely affecting reported operating results for the third quarter and nine months. These actions include the wind-up of certain moderate clothing operations, other production facility closings, early voluntary retirement programs, adminis trative workforce reductions and consolidation of offices. These non-recurring items aggregated $10.9 million for the third quarter and $17.0 million for the nine months ended August 31, 2001, of which $5.9 million for the third quarter and $8.5 million for the nine months are included in the Restructuring Charge caption in the accompanying statement of earnings. The non-recurring charges not reflected in the Restructuring Charge caption are included principally in cost of goods sold and include inventory dispositions and other operating costs associated with operations being eliminated. As further described below under Results of Operations, pro forma earnings before interest, taxes and the non-recurring items were $3.5 million and $7.8 million for the three and nine months ended August 31, 2001.

Liquidity and Capital Resources

November 30, 2000 to August 31, 2001

Since November 30, 2000, net accounts receivable increased $17.7 million or 13.1% to $153.1 million, reflecting $13.1 million related to the acquisition of the Consolidated Apparel Group ("CAG"). Excluding CAG, receivables increased $4.6 million, primarily attributable to the seasonal change from tailored clothing shipments in the Men's Apparel Group. Inventories of $174.6 million, including $12.2 million attributable to CAG, increased $7.5 million or 4.5%. Excluding CAG, inventories declined $4.7 million reflecting the seasonal shipments of tailored clothing in the Men's Apparel Group . Net properties decreased $1.2 million to $35.2 million as the inclusion of $.9 million attributable to CAG was more than offset by depreciation expense exceeding capital additions and adjustments to reflect fixed assets at estimated realizable value associated with facility closings. Accounts payable and accrued expenses increased $8.2 million reflecting the inclusion of $18.8 million attributable to CAG and the restructuring accruals, offset by normal seasonal payments. Total debt, including current maturities, increased $52.3 million to $177.9 million, reflecting amounts related to the CAG acquisition and associated increase in working capital requirements; debt represented 48% of total capitalization at August 31, 2001 compared to 39% at November 30, 2000.

During the nine months of 2001, the Company purchased $27.2 million par value of its 10 7/8% Senior Subordinated Notes, due January 15, 2002, utilizing proceeds from new mortgages and availability under its Credit Facility. As of August 31, 2001, $34.7 million of the Notes remain outstanding and are reflected as current maturities. As borrowing capacity was utilized to finance the CAG acquisition, among other things, additional sources of capital are needed to repay the Notes upon maturity in January 2002. Accordingly, on August 31, 2001, the Company entered into a $15 million term loan, due June 30, 2003, with a lender participating in its Credit Facility. This loan was made pursuant to the "liquidity proceeds" section of the Credit Facility relating to sales of assets, mortgages of specified real properties and other sources of financing. In addition to the Term Loan, additional liquidity proceeds of $10 million are required under the Credit Facility by December 14, 2001, of which approximately $3.7 million of proceeds have been realized through October 15, 2001.

The Credit Facility amendment of October 15, 2001, among other things, reduced certain minimum excess borrowing availability levels that had been created by the July 10, 2001 amendment, and requires the Company to obtain by December 14, 2001, at least $25 million of junior capital, consisting of either equity or debt in a position junior to the Credit Facility. Additionally, financial covenants related to debt leverage and interest coverage, among others, were modified for the period ended August 31, 2001 and for subsequent periods, as described in Note 5 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. The Company anticipates that cash provided from operations, borrowings under the Credit Facility, and the liquidity proceeds and additional junior capital discussed above will together be sufficient to repay the Notes, fund the Company's operations and maintain compliance with the Company's financial covenants; however, there can be no assurance that such financings or liquidity proceeds will be completed by December 14, 2001 or that the Company will remain in compliance with its financial covenants.



August 31, 2000 to August 31, 2001
----------------------------------

Net accounts receivable of $153.1 million, including $13.1 million attributable to CAG, increased $3.2 million or 2.1%. Excluding CAG, receivables declined $9.9 million compared to the prior period, attributable to the lower sales. Inventories of $174.6 million included $12.2 million related to CAG and increased $11.2 million or 6.9%. Excluding CAG, inventories declined $1.0 million; it is anticipated that comparable inventory levels will reflect further declines by year end based upon the previously described actions that have been initiated. Net properties of $35.2 million decreased $1.3 million as the $.9 million addition applicable to CAG was more than offset by depreciation expense exceeding capital additions and adjustments to reflect fixed assets at estimated fair values. Accounts payable and accrued expenses of $122.0 million increased $26.3 million, principally attributable to CAG and the timing of payments. Total debt of $177.9 million increased $19.1 million from the year earlier period, principally attributable to financing requirements associated with the acquisition of CAG. Total debt represented 48% of total capitalization at August 31, 2001, compared to 45% at August 31, 2000.


Results of Operations

Third Quarter 2001 Compared to Third Quarter 2000
-------------------------------------------------

Third quarter consolidated sales were $159.7 million, including $12.8 million attributable to CAG, compared to $175.3 million in 2000, a decline of 8.9%. Consumer spending for apparel at the Company's major retail customers continued to be below prior year levels, adversely affecting both the advance order and in-stock components of the business. Men's Apparel Group revenues declined 8.5%, principally attributable to tailored clothing suit units, reflecting the planned de-emphasis of certain lower margin tailored clothing brands and programs in addition to the difficult retail environment. Women's Apparel Group revenues, which represented 8% and 9% of consolidated sales in 2001 and 2000, respectively, decreased approximately $2.1 million. Sportswear and other non-tailored clothing product categories, including women's revenues, represented approximately 32% of total third quarter revenues compared to 27% a year ago, with the increase attributable to CAG.

The consolidated pro forma gross margin percentage to sales, which excludes the impact of the non-recurring items previously described, was 26.6% compared to 27.3% last year; the reported gross margin percentage for 2001 was 23.9%. The favorable impact of product mix changes of brands and programs with higher gross margins were more than offset by lower volume in owned manufacturing facilities as well as the effect of inventory dispositions especially in moderate tailored clothing product categories. Consolidated selling, general and administrative expenses, including $1.5 million attributable to CAG, was $40.9 million in the current period compared to $40.2 million in 2000, and the ratio to sales increased to 25.6% in 2001 from 22.9% in 2000, principally as a result of the lower sales; pro forma operating expenses, excluding certain non-recurring costs included in this financial statement caption, were approximately $40.0 million. The current period also included approximately $1.3 million of incremental costs associated with the development of various sportswear brands and programs.

Pro forma earnings before interest, taxes and extraordinary item (EBIT) was $3.5 million or 2.2% of sales compared to earnings of $8.4 million or 4.8% of sales in 2000. After consideration of the $10.9 million of non-recurring items, including the restructuring charges, reported EBIT was a loss of $7.4 million in 2001. Interest expense of $3.5 million was $.1 million lower than last year, attributable to lower average rates. The consolidated pre-tax loss was $10.9 million compared to earnings of $4.8 million last year. After reflecting the applicable tax benefit or provision, the consolidated net loss in fiscal 2001 was $6.6 million compared to earnings of $3.0 million a year ago. The basic and diluted loss per share was $.22 compared to earnings of $.10 per share in 2000.

Nine Months 2001 Compared to Nine Months 2000
---------------------------------------------

Year-to-date consolidated sales of $446.9 million, including $12.8 million attributable to CAG, declined 12.5% from $510.9 million in 2000, attributable to the Men's Apparel Group. Within the Men's Apparel Group, tailored clothing product revenues represented the principal component of the decline, reflecting both lackluster consumer demand for apparel and previously stated plans to reduce revenues in lower profit potential moderate priced tailored clothing product categories. Women's Apparel Group revenues, which represented 9% and 8% of consolidated sales in 2001 and 2000, respectively, decreased approximately $2.0 million, primarily in the catalog business. Sportswear and other non-tailored clothing product categories, including women's, represented 30% of year-to-date sales versus 27% a year ago, with the increase attributable to CAG; non-tailored clothing product categories are expected to increase as a percentage of consolidated revenues in future periods.

The consolidated pro forma gross margin percentage to sales was 27.4% compared to 27.0% last year, reflecting product mix changes and improved sourcing; the reported gross margin percentage for 2001 was 26.2% and reflected lower volume in owned manufacturing facilities as well as the effect of inventory dispositions, especially in moderate tailored clothing product categories. Consolidated selling, general and administrative expenses were $119.7 million this year ($116.7 million on a pro forma basis) compared to $119.6 million in 2000, and represented 26.8% of sales in 2001 (26.1% on a pro forma basis) compared to 23.4% of sales in 2000. The current year included, among other things, $1.5 million related to CAG, $3.4 million of incremental costs associated with the sportswear product lines development and higher expenses associated with the women's catalog sales. Licensing and other income of $2.1 million decreased $.2 million compared to the previous period, reflecting the softness in the Far East economies, especially in Japan, where a significant portion of the Company's licensing revenue is derived.

Pro forma EBIT was $7.8 million or 1.7% of sales. After consideration of the $17.0 million of non-recurring items, including the restructuring charges, reported EBIT was a loss of $9.2 million in 2001 compared to $20.5 million or 4.0% of sales earned last year. Interest expense decreased to $10.1 million from $11.8 million last year, due to lower borrowing rates. The consolidated pre-tax loss before extraordinary item was $19.3 million this year compared to earnings of $8.6 million last year. The consolidated net loss before extraordinary item was $11.7 million or $.39 per basic and diluted share this year compared to earnings of $5.4 million or $.18 per share last year. After the extraordinary item, the net loss this year was $11.7 million or $.39 per share compared to net earnings of $5.6 million or $.19 per share last year.

The weak demand at retail for apparel during 2001 has been further exacerbated by the tragic events of September 11th in New York City and the Pentagon. Fourth quarter results will be impacted by the level of consumer spending for apparel and the related expectations of major retail customers. The Company's business enhancement actions described earlier have resulted in an approximate 16% reduction in non-production employment since the beginning of the Company's fiscal year; additional reductions are anticipated to be announced during the Company's fiscal fourth quarter, along with further domestic production capacity reductions. While the impact of consumer spending for apparel during 2002 cannot be predicted at this time, the business enhancement actions initiated to date will be substantially completed by fiscal year end and have resulted in a lower expense structure and enhanced gross margin opportunities which should enable the Company to achieve profitability for fiscal 2002, even if revenues do not increase.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which are not significant, are recognized in earnings in the period in which the purchase obligations are satisfied. As of August 31, 2001, the Company had entered into foreign exchange contracts, aggregating approximately $4.3 million corresponding to approximately 8.9 billion Italian lire, related to inventory purchases in the next twelve months.

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



                         Part II -- OTHER INFORMATION

Item 1.     Legal Proceedings

            The Lincoln Company LLC Matters. Background. On August 13, 2001, The Lincoln Company LLC ("Lincoln") announced its intention to commence a tender offer for all of the Company's outstanding shares of common stock. In its Schedule TO filed with the Securities and Exchange Commission, Lincoln proposed to pay shareholders $4.50 cash per share. Lincoln represented that it had "arranged financing" to cover the purchase, refinance the Company's existing debt and provide for the working capital needs of the Company, and that its investors had "committed $70 million in cash equity" for the transaction.

            On August 16, 2001, the Hartmarx Board of Directors formed an Ad Hoc Committee of Independent Directors (the "Committee") to investigate and review the offer from Lincoln and any other offers or transactions proposed to the Company. Despite repeated requests for basic information relating to the identity of Lincoln's equity holders and Lincoln's financing commitments, the Committee received no responsive information from Lincoln. On September 7, 2001, and again on September 14, 2001, the Board of Directors advised Lincoln that all discussions and investigations of Lincoln's offer had been terminated on account of Lincoln's refusal to provide the requested information. On September 17, 2001, Lincoln belatedly provided the Committee with information about its financing and equity funding. However, that information revealed that, even as of September 17, 2001, Lincoln had only proposals, not commitments, for debt financing and equity investments, and even these proposals did not provide funding for the purchase of Hartmarx common stock by means of a tender offer. After reviewing the materials provided by Lincoln, the Board of Directors advised Lincoln on September 28, 2001 that, due to Lincoln's misrepresentations, the Company would not participate in any further discussions with Lincoln about its offer.

            As a result of Lincoln's proposal, the following actions were commenced and are currently pending:

            The Federal Court Litigation. On September 7, 2001, the Company filed a verified complaint in the United States District Court for the Northern District of Illinois, Eastern Division (the "Court"), against A. Robert Abboud, Spencer Hays, The Lincoln Company LLC and The Tom James Company, alleging that the defendants violated the federal securities laws by making false and misleading statements of material fact in connection with Lincoln's August 13, 2001 offer. In particular, the complaint alleges that the defendants never arranged the necessary financing to complete the $4.50 per share cash tender offer announced on August 13, 2001 or to commence a $4.50 per share tender offer at any time thereafter.

            On September 13, 2001, the defendants filed an answer to Hartmarx's complaint, generally denying the allegations. On that same date, A. Robert Abboud & Co., Lincoln and The Tom James Company (the "Lincoln Parties") filed a counterclaim against the Company and a third-party complaint against certain of the Company's directors, alleging that the Company and the defendant directors violated the securities laws and breached their fiduciary duties in responding to Lincoln's offer. On September 17, 2001 the Lincoln Parties filed an amended counterclaim and third-party complaint containing substantially the same allegations set forth in their initial counterclaim and third-party complaint.

            On September 25, 2001, the Company filed a motion for summary judgment on its claims against the defendants. On September 28, 2001, the Company and the defendant directors filed a motion to dismiss the Lincoln Parties' amended counterclaim and third-party complaint. Both motions presently are pending before the Court.

            After consultation with counsel, the Company and the directors believe that the allegations in the Lincoln Parties' amended counterclaim and third-party complaint are without merit and that resolution of the federal litigation will not have a material adverse effect on the Company's business and financial condition and results of operations. The Company and the directors intend to vigorously defend the claims asserted against them in this litigation.

            The Delaware Chancery Court Actions. Following the announcement of Lincoln's offer, the following actions were filed in the Chancery Court of the State of Delaware: Harbor Finance Partners v. Samaual A.T. Bakhsh, et al., Civil Action No. 19055 (filed on August 14, 2001); Sandra Summerfield v. Elbert O. Hand, et al., Civil Action No. 19060 (filed on August 16, 2001); Boris Dorfman v. Elbert O. Hand, et al., Civil Action No. 19070 (filed on August 23, 2001); and Miriam Thurm v. Elbert O. Hand, et al., Civil Action No. 19086 (filed on August 30, 2001). Plaintiffs in each of these actions allege that the Company's directors breached their fiduciary duties by, among other things, refusing to accept Lincoln's offer or negotiate with Lincoln, refusing to solicit other offers or put the Company up for auction, and erecting and/or refusing to remove barriers to the acquisition of the Company. Plaintiffs purport to bring the actions as class actions on behalf of themselves and all other shareholders of the Company. Plaintiffs in each of the actions seek injunctive and declaratory relief, monetary damages and an award of their attorneys' fees and costs.

            The Illinois Chancery Court Action. On August 27, 2001, another purported class action captioned Robert Crockett v. Hartmarx Corporation, et al., No. 01 CH 14297, was filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division, against the Company and its directors. Like the complaints in the Delaware Chancery Court actions, the complaint in this action alleges breaches of fiduciary duty on the part of the directors for failing to respond to Lincoln's offer or negotiate with Lincoln regarding its offer. Plaintiff seeks injunctive and declaratory relief, monetary damages and an award of attorneys' fees and costs.

            After consultation with counsel, management of the Company believes that there are meritorious defenses to the claims asserted in the Delaware and Illinois Chancery Court actions and that the resolution of these actions will not have a material adverse effect on the Company's business and financial condition and results of operations. The Company intends to defend these actions vigorously. The Company filed motions to dismiss the Harbor Finance Partners and Summerfield actions on September 10, 2001 and September 17, 2001, respectively, and plans to move for the dismissal of the Dorfman, Thurm and Crockett actions.


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            4-C-4 Fourth Amendment to the Amended and Restated Credit Agreement dated August 9, 2001.

            4-C-5 Fifth Amendment to the Amended and Restated Credit Agreement dated August 31, 2001.

            4-C-6 Sixth Amendment to the Amended and Restated Credit Agreement dated October 15, 2001.


      (b) On August 10, 2001, the Company filed a Form 8-K report related to the acquisition of Consolidated Apparel Group.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HARTMARX CORPORATION


October 15, 2001                  By   /s/ GLENN R. MORGAN
                                     -----------------------------------------
                                       Glenn R. Morgan
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)



October 15, 2001                  By   /s/ ANDREW A. ZAHR
                                     -----------------------------------------
                                       Andrew A. Zahr
                                       Vice President and Controller
                                       (Principal Accounting Officer)