Form 10-K405
period 2001-11-30
HARTMARX CORP/DE
filed 2002-02-26
CIK 723371

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
                                      [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 2001

                                      OR

                                      [_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission File Number 1-8501

                             HARTMARX CORPORATION

       A Delaware Corporation                 IRS Employer No. 36-3217140

                101 North Wacker Drive, Chicago, Illinois 60606

                          Telephone No.: 312/372-6300

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class           Name of each exchange on which registered
          -------------------           -----------------------------------------
Common Stock, $2.50 par value per share          New York Stock Exchange
                                                 Chicago Stock Exchange
Preferred Stock Purchase Rights                  New York Stock Exchange
                                                 Chicago Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   [X]   No _____.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   On February 14, 2002, 33,256,665 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $40,500,000.

   Certain portions of the Registrant's definitive proxy statement dated February 26, 2002 for the Annual Meeting of Stockholders to be held April 11, 2002 are incorporated by reference into Part III of this report.

================================================================================

                             HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

ITEM No.                                                                                          Page
--------                                                                                          ----
PART I
   1        Business.............................................................................   1
   2        Properties...........................................................................   6
   3        Legal Proceedings....................................................................   6
   4        Submission of Matters to a Vote of Security Holders..................................   8
            Executive Officers of the Registrant.................................................   8
PART II
   5        Market for Registrant's Common Equity and Related Stockholder Matters................   9
   6        Selected Financial Data..............................................................  10
   7        Management's Discussion and Analysis of Financial Condition and Results of Operations  11
   7A       Quantitative and Qualitative Disclosures About Market Risk...........................  21
   8        Financial Statements and Supplementary Data..........................................  21
   9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  44
PART III
   10       Directors and Executive Officers of the Registrant...................................  44
   11       Executive Compensation...............................................................  45
   12       Security Ownership of Certain Beneficial Owners and Management.......................  45
   13       Certain Relationships and Related Transactions.......................................  45
PART IV
   14       Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  45

                                    PART I

Item 1--Business

  General and Operating Segments

   Hartmarx Corporation, a Delaware corporation, functions essentially as a holding company, overseeing the various operations of its subsidiaries and providing these subsidiaries with resources and services in financial, administrative, legal, human resources, advertising and other areas. The management of the respective operations has responsibility for optimum use of the capital invested in them and for planning their growth and development in coordination with the strategic plans of Hartmarx and the other operating entities (collectively, the "Company").

   Established in 1872, the Company believes it is the largest manufacturer and marketer of men's suits, sport coats and slacks ("men's tailored clothing") in the United States. From this established position, Hartmarx has diversified into men's and women's sportswear, including golfwear, dress furnishings (shirts and ties) and women's career apparel.

   The Company operates exclusively in the apparel business. Its operations are comprised of: (i) Men's Apparel Group ("MAG") which designs, manufactures and markets men's tailored clothing, slacks and sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license to an extensive range of retail, catalog and e-commerce channels; and (ii) Women's Apparel Group, comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs. The Operating Segment Information on page 12 in Item 7 and on pages 42 and 43 in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

   Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R), Palm Beach(R), Brannoch(R), Barrie Pace(R), Hawksley & Wight(R), Naturalife(R), Pusser's of the West Indies(R), Cambridge(R), Coppley(R), Keithmoor(R), Riserva(TM) and Royal Shirt(TM)/; and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Burberry(R) men's tailored clothing, Austin Reed(R), Perry Ellis(R), Kenneth Cole(R), Ted Baker(R), Evan-Picone(R), Daniel Hechter(R), Gieves & Hawkes(R), Pringle of Scotland(R), Claiborne(R), Pierre Cardin(R), and KM by Krizia(TM). To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 30 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 30 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North America and South America, selling golfwear in 11 countries. /

   The Company has expanded its product offerings through acquisitions in the last few years. Effective July 1, 2001, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. ("CAG"), a privately-held marketer of popular priced sportswear. On August 27, 1999, a wholly owned subsidiary of the Company acquired 100% of the capital stock of The Royal Shirt Company, Ltd. ("Royal"), a Canadian based manufacturer and marketer of dress and sport shirts. Effective December 1, 1998, a wholly-owned subsidiary of the Company acquired 100% of the capital stock of The Coppley, Noyes and Randall Limited ("Coppley"), a leading Canadian manufacturer and marketer of men's tailored clothing and other apparel. In November 1998, the Company purchased the wholesale apparel business of Pusser's Ltd. ("Pusser's") from an entity which operates restaurants, pubs and retail stores carrying nautical and tropical sportswear apparel and other products marketed under the Pusser's name. Assets acquired include the trademarks associated with all apparel products along with inventories associated with the wholesale business. CAG, Royal, Coppley and Pusser's are hereafter referred to as "the new businesses".

   During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to reduced consumer confidence which affected sales of apparel at retail and to the overall weak apparel environment. These actions included the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, the wind-up of certain moderate tailored clothing operations, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which includes costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the writedown of fixed assets to estimated fair values for facilities closed or to be closed. The Company's operating results reflected additional costs and inefficiencies associated with these operations and related facility and employee reductions. In the aggregate, the number of employees in both manufacturing, selling and administrative areas has been reduced by approximately 30% during fiscal 2001 and the Company currently employs approximately 5,000 people.

   In 2001, the Company's liquidity was adversely impacted, principally by the adverse business conditions, but also from the cash requirements to fund the acquisition of CAG and additional limitations and liquidity requirements imposed under our senior credit facility in advance of the January 15, 2002 maturity of the Company's 10 7/8% senior subordinated notes. During the third fiscal quarter, the Company completed the acquisition of CAG for approximately $18 million in cash plus assumed debt and other liabilities. This acquisition was consistent with the strategy of expanding apparel offerings in non-tailored product categories. The cash outlays associated with the acquisition, however, reduced credit availability and liquidity. Moreover, the slowdown in 2001 of the U.S. economy generally, and the retail apparel sector in particular, has adversely affected operating performance and financial condition. The impact of the September 11 terrorist attacks in the U.S. further exacerbated retailers' and consumer confidence and spending for apparel products.

   This 2001 Annual Report on Form 10-K contains forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates", "believes", "estimates", "expects", "projects", "plans" and similar phrases. Additionally, the Company may from time to time make other oral or written statements that are also forward-looking statements. While the Company believes that the assumptions underlying such forward-looking information are reasonable based on present conditions, forward-looking statements made by the Company are not guarantees of future performance as actual results could differ materially from those expressed or implied in the forward-looking statements as a result of various factors. Accordingly, the Company has identified various important risk factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted or estimated by the Company in written or oral forward-looking statements including, but not limited to the following:

   . The apparel environment is cyclical and the level of consumer spending on apparel often declines when disposable income declines. The overall retail economy in the United States could affect retailers' expectations of future apparel product sales. A more pessimistic evaluation by retailers compared to 2001 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company's sales and earnings could also be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

   . Following the amendments to its senior credit facility related to the completion of the exchange offer for the Company's 10 7/8% senior subordinated notes in January 2002, the Company believes that it has sufficient liquidity to meet its working capital needs. However, if current recessionary economic trends worsen, operating cash flow and capital resources could be insufficient to meet requirements or could result in the inability to meet certain of the Company's financial covenants under its senior credit facility.

   . The Company's largest customer represented approximately 21% of consolidated sales in fiscal 2001. The Company's ten largest customers in 2001 represented approximately 51% of consolidated sales. The Company believes it maintains an excellent business relationship with these customers. However, an unanticipated decline in sales with the Company's largest customers could adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase volume with other existing customers.

   . Substantially all of the Company's men's and women's sportswear, men's ties, women's career wear and a portion of its tailored suits, sport coats, slack and dress shirts production are manufactured utilizing independent contractors, mostly located outside of the United States. The percentage of the Company's products manufactured or assembled outside of the United States is increasing. The Company is dependent upon the contractors' ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, unanticipated political or economic disruptions in these countries and/or currency fluctuations could adversely impact overall Company profitability.

   . Continuation of the trend towards casual dressing in the workplace could further reduce the demand for the Company's tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company's casual and sportswear products may be less than anticipated.

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

   . The tailored clothing market relating to suit units has experienced unit declines for the past several years. The Company has been, among other things, reducing overall product costs, including increased off-shore sourcing and introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. If these efforts do not meet with consumer acceptance, sales and profitability could be adversely affected.

   . Fabric purchases from the Company's ten largest fabric suppliers approximated 45 percent of the total fabric requirements in fiscal 2001. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from these suppliers could adversely affect production scheduling and ultimately the Company's ability to meet customer delivery dates.

   . During 2001, the Company's variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $89 million under its senior credit facility. The reduction in the applicable borrowing rate benchmarks were favorable during 2001, partially offset by higher borrowing levels. A large increase in total borrowings and/or in the borrowing rates under the senior credit facility could adversely affect profitability.

   . The Company relies on the continuing willingness of suppliers and trade factors to extend credit to finance inventory purchases. There can be no assurance that such suppliers and factors will continue to extend credit to the Company on the same basis as in the past should they become concerned about the Company's ability to generate adequate liquidity and service debt.

   . The Company is not aware of and has assumed no significant adverse impact of pending or threatened litigation matters.

Certain of the above described risk factors are also discussed in the "Liquidity and Capital Resources" caption contained in Item 7--Management's Discussion of Financial Condition and Results of Operations of this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

  Products Produced and Services Rendered

   The Company's merchandising strategy is to market a wide selection of men's tailored clothing, sportswear and dress furnishings, and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. MAG represented 91% of sales in both 2001 and 2000, and 93% in 1999. Women's Apparel Group represented approximately 9% of sales in 2001 and 2000, and 7% of sales in 1999. As a manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. The majority of its men's tailored clothing and slacks are manufactured in eight Company operated facilities located in the United States and three facilities in Canada. Some of its dress furnishings are produced at a Company-operated facility in Canada. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, as well as women's career apparel and sportswear in accordance with Company specifications and production schedules. Approximately eighteen percent of the catalog sales are of products provided by a wholly-owned subsidiary of the Company.

  Sources and Availability of Raw Materials

   Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 55 percent of the raw materials purchased by the Company is imported from foreign mills. A substantial portion of these purchases is denominated in United States dollars. Purchases from the Company's largest fabric supplier represented approximately 11 percent of the Company's total fabric requirements in fiscal 2001, down from 20 percent in 2000 and approximately 25 percent in 1999. No other supplier accounts for over 6% of the Company's total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

   Product lines are developed primarily for two major selling seasons, spring and fall, with smaller lines for the summer and holiday seasons. The majority of the Company's products are purchased by its customers on an advance order basis, five to seven months prior to shipment. Seasonal commitments for a portion of the expected requirements are made approximately three to five months in advance of the customer order. Certain of the Company's businesses maintain in-stock inventory programs on selected product styles giving customers the capability to order electronically with resulting shipment within one to two business days. Programs with selected fabric suppliers provide for availability to support in-stock marketing programs. The normal production process from fabric cutting to finished production is five to six weeks for tailored suits and sport coats and three to four weeks for tailored slacks. A substantial portion of sportswear and women's apparel is produced by unaffiliated contractors utilizing Company designs.

  Competition and Customers

   The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. The Company's women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. Sales in the United States were approximately 96% of total revenues. The Company's largest customer, Dillard's Department Stores, represented approximately 21%, 20% and 18% of consolidated sales in 2001, 2000 and 1999, respectively. No other customer exceeded 8% of net sales. The company's top ten customers represented approximately 51% of total sales in 2001, 53% in 2000 and 52% in 1999.

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

  Employees

   The Company presently has approximately 5,000 employees, of which approximately 95% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

Item 2--Properties

   The Company's principal executive and administrative offices are located in Chicago, Illinois. Its office, manufacturing and distribution operations are conducted at the following locations:

                                        Approximate                                      Expiration
                                        floor area                                        date of
                                         in square                                        material
Location                                   feet                Principal Use               leases
--------                                -----------            -------------             ----------
Anniston, AL...........................    76,000   Manufacturing                           2005
Buffalo, NY............................   280,000   Manufacturing; warehousing; office      2015
Cape Girardeau, MO.....................   171,000   Manufacturing; warehousing               *
Chicago, IL............................   102,000   Executive and administrative offices    2004
Des Plaines, IL........................   361,000   Manufacturing; warehousing               *
Easton, PA.............................   220,000   Warehousing; office                      *
Erlanger, KY...........................   225,000   Warehousing                             2004
Michigan City, IN (2 locations)........   305,000   Warehousing; office                      *
New York, NY...........................   104,000   Sales offices/showrooms/retail store    2005
Rector, AR.............................    52,000   Manufacturing                            *
Rochester, NY..........................   223,000   Manufacturing; warehousing; office       *
Rock Island, IL........................    43,000   Manufacturing                            *
Rouses Point, NY.......................    30,000   Warehousing                             2005
Somerset, KY...........................   225,000   Manufacturing                            *
Hamilton, Ontario, Canada (3 locations)   163,000   Manufacturing; warehousing; office      2003
Concord, Ontario, Canada...............    24,000   Manufacturing; office                   2005

--------
   *Propertiesowned by the Registrant

   The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Commitments and Contingencies" note to the Consolidated Financial Statements on pages 35 and 36 of this Form 10-K.

   Substantially all of the Company's assets, including real property and equipment, are pledged as security under its senior credit facility or subject to mortgages with other lenders.

Item 3--Legal Proceedings

   The Lincoln Company LLC Matters. Background. On August 13, 2001, The Lincoln Company LLC ("Lincoln") announced its intention to commence a tender offer for all of the Company's outstanding shares of common stock. In its Schedule TO filed with the Securities and Exchange Commission, Lincoln proposed to pay shareholders $4.50 cash per share, represented that it had "arranged financing" to cover the purchase, refinance the Company's existing debt and provide for the working capital needs of the Company, and that its investors had "committed $70 million in cash equity" for the transaction.

   On August 16, 2001, the Hartmarx Board of Directors (the "Board") formed an Ad Hoc Committee of Independent Directors (the "Committee") to investigate and review Lincoln's offer and any other offers or transactions proposed to the Company. Despite repeated requests for basic information relating to the identity of Lincoln's equity holders and Lincoln's financing commitments, the Committee received no responsive information from Lincoln. On September 7, 2001, and again on September 14, 2001, the Board advised Lincoln that all discussions and investigations of Lincoln's offer had been terminated on account of Lincoln's refusal to provide the requested information. On September 17, 2001, Lincoln belatedly provided the Committee with information about its financing and equity funding. That information revealed that, even as of September 17, 2001, Lincoln had only proposals, not commitments, for debt financing and equity investments, and even these proposals did not provide funding for the purchase of Hartmarx common stock by means of a tender offer. After reviewing the materials provided by Lincoln, the Board advised Lincoln on September 28, 2001 that, among other things, due to Lincoln's misrepresentations, the Company would not participate in any further discussions with Lincoln about its offer.

   As a result of Lincoln's proposal, the following actions were commenced:

   The Federal Court Litigation. On September 7, 2001, the Company filed a verified complaint in the United States District Court for the Northern District of Illinois, Eastern Division (the "Court"), against A. Robert Abboud, Spencer Hays, The Lincoln Company LLC and The Tom James Company, alleging that the defendants violated the federal securities laws by making false and misleading statements of material fact in connection with Lincoln's August 13, 2001 offer. The complaint alleged that the defendants never arranged the necessary financing to complete the $4.50 per share cash tender offer announced on August 13, 2001 or to commence a $4.50 per share tender offer at any time thereafter.

   On September 13, 2001, the defendants filed an answer to Hartmarx's complaint, generally denying the allegations. On that same date, A. Robert Abboud & Co., Lincoln and The Tom James Company (the "Lincoln Parties") filed a counterclaim against the Company and a third-party complaint against certain of the Company's directors, alleging that the Company and the defendant directors violated the securities laws and breached their fiduciary duties in responding to Lincoln's offer. Shortly thereafter, the Lincoln Parties filed an amended counterclaim and third-party complaint containing substantially the same allegations set forth in their initial counterclaim and third-party complaint.

   On October 1, 2001, Lincoln withdrew its offer to acquire the Company. Thereafter, on October 15, 2001, following discussions between the parties and with the assistance of the Court, Lincoln issued a corrective press release, admitting, among other things, that at the time of its August 13, 2001 offer, it did not have financing arranged to complete the transaction. On October 17, 2001, the Court dismissed the complaint and the amended counterclaim and third-party complaint as moot.

   Subsequently, on October 24, 2001, the Company filed a motion for an award of attorneys' fees and costs incurred in the litigation on the grounds that the Lincoln Parties filed various motions, pleadings and other papers in the litigation in violation of Rule 11 of the Federal Rules of Civil Procedure. After the submission of briefs and a hearing, the Court entered an order awarding the Company $99,200 in fees and costs, said award to be paid jointly and severally by the Lincoln Parties and its counsel. The Lincoln Parties have appealed that ruling and the matter is on appeal before the United States Court of Appeals for the Seventh Circuit.

   The Delaware Chancery Court Actions. Following the announcement of Lincoln's offer, the following actions were filed in the Chancery Court of the State of
Delaware: Harbor Finance Partners v. Samaual A.T. Bakhsh, et al., Civil Action No. 19055 (filed on August 14, 2001); Sandra Summerfield v. Elbert O. Hand, et al., Civil Action No. 19060 (filed on August 16, 2001); Boris Dorfman v. Elbert
O. Hand, et al., Civil Action No. 19070 (filed on August 23, 2001, but not yet served on all defendants); and Miriam Thurm v. Elbert O. Hand, et al., Civil Action No. 19086 (filed on August 30, 2001, but not yet served on all defendants). Plaintiffs in each of these actions allege that the Company's directors breached their fiduciary duties by, among other things, refusing to accept Lincoln's offer or negotiate with Lincoln, refusing to solicit other offers or put the Company up for auction, and erecting and/or refusing to remove barriers to the acquisition of the Company. Plaintiffs purport to bring the actions as class actions on behalf of themselves and all other shareholders of the Company. Plaintiffs in each of the actions seek injunctive and declaratory relief, monetary damages and an award of their attorneys' fees and costs.

   The Illinois Chancery Court Action. On August 27, 2001, another purported class action captioned Robert Crockett v. Hartmarx Corporation, et al., No. 01 CH 14297, was filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division, against the Company and its directors. Like the complaints in the Delaware Chancery Court actions, the complaint in this action alleges breaches of fiduciary duty on the part of the directors for failing to respond to Lincoln's offer or negotiate with Lincoln regarding its offer. Plaintiff seeks injunctive and declaratory relief, monetary damages and an award of attorneys' fees and costs. To date, plaintiff has not served all of the defendants named in the complaint or otherwise taken any steps to advance this litigation.

   After consultation with counsel, management believes that there are meritorious defenses to the claims asserted in the Delaware and Illinois Chancery Court actions, especially in light of the District Court's rulings in the Federal Court Litigation discussed above, and that the resolution of these actions will not have a material adverse effect on the Company's business, financial position or results of operations. The Company intends to defend these actions vigorously. The Company filed motions to dismiss the Harbor Finance Partners and Summerfield actions on September 10, 2001 and September 17, 2001, respectively, and plans to move for the dismissal of the Dorfman, Thurm and Crockett actions once they are properly served on the named defendants.

   The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits will not have a material adverse effect on the Company's business, financial position or results of operations.

Item 4--Submission of Matters to a Vote of Security Holders

   None.

  Executive Officers of the Registrant

   Each of the executive officers of the Registrant listed below has served the Registrant in various executive capacities for the past five years. Each officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

                                                                                       Years of
                                                                                       Service
                                                                                         with
Name                                          Position                             Age Company
----                                          --------                             --- --------
Elbert O. Hand.... Chairman and Chief Executive Officer (Director since 1984)      62     37
Homi B. Patel..... President and Chief Operating Officer (Director since 1994)     52     22
Glenn R. Morgan... Executive Vice President, Chief Financial Officer and Treasurer 54     22
Taras R. Proczko.. Senior Vice President, General Counsel and Secretary            47     21
Linda J. Valentine Vice President, Compensation and Benefits                       51     21
Andrew A. Zahr.... Vice President and Controller; Chief Accounting Officer         58     29

   Mr. Hand was elected to his current position as Chairman and Chief Executive Officer in October 1992.

   Mr. Patel was elected to his current position as President and Chief Operating Officer in February 1993. In April 2002, Mr. Patel will become Chief Executive Officer.

   Mr. Morgan was elected to his current position as Executive Vice President and Chief Financial Officer and Treasurer in April 2001. From September 1995 to April 2001, he served as Executive Vice President and Chief Financial Officer.

   Mr. Proczko was elected to his current position as Senior Vice President, General Counsel and Secretary in December 2001. From January 2000 to November 2001, he served as Vice President, Corporate Counsel and Secretary. From March 1993 to December 1999, he served as Assistant General Counsel.

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

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three fiscal years were as follows:

                                 2001        2000        1999
                              ----------- ----------- -----------
                              High   Low  High   Low  High   Low
                              ----- ----- ----- ----- ----- -----
               First Quarter. $3.78 $2.28 $3.97 $3.13 $6.13 $3.94
               Second Quarter  3.61  2.55  3.22  2.16  5.25  4.31
               Third Quarter.  3.75  1.95  3.03  2.20  5.06  3.63
               Fourth Quarter  3.53  1.53  3.13  2.34  4.94  3.69

   The most recent quarterly dividend paid was in November 1991, in the amount of $.15 per share. The Company's senior credit facility contains limitations on restricted payments, which, as currently amended, prohibits the payment of dividends. The current financing agreements also contain limitations on share repurchases related to borrowing availability as well as various restrictive covenants pertaining to earnings before interest, taxes, depreciation and amortization ("EBITDA"), additional debt incurrence, capital expenditures, asset sales, operating leases, and ratios relating to maximum funded debt to EBITDA and minimum fixed charge coverage, as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company is in compliance with all covenants under these agreements. Item 7 of this Form 10-K contains additional discussion regarding compliance with covenants under the Company's senior Credit Facility during 2001.

   As of February 14, 2002, there were approximately 4,300 holders of the Common Stock. The number of holders was estimated by adding the number of registered holders furnished by our registrar together with the number of participants in our Savings Investment-Employee Stock Ownership Plan.

Item 6--Selected Financial Data

   The following table summarizes data for the fiscal years 1997 through 2001. The Company's complete annual financial statements and notes thereto for fiscal 2001 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data
In Thousands, Except Per Share Data
For Years Ended November 30                                                2001/(1)/   2000    1999/(2)/   1998    1997/(3)/
-----------------------------------                                        --------  --------  --------  --------  --------
Net sales................................................................. $601,585  $680,647  $726,805  $725,002  $718,135
Licensing and other income................................................    3,098     3,114     2,894     1,882     3,375
Cost of sales.............................................................  444,930   490,751   541,730   540,545   544,003
Operating expenses........................................................  156,624   163,134   156,560   144,121   143,482
Earnings before restructuring charge, non-cash charge, interest, taxes and
 extraordinary item.......................................................    3,129    29,876    31,409    42,218    34,025
Restructuring charge......................................................   11,625        --        --        --        --
Non-cash charge re: termination of systems project........................       --        --    11,195        --        --
Earnings (loss) before interest, taxes and extraordinary item.............   (8,496)   29,876    20,214    42,218    34,025
Interest expense..........................................................   14,409    15,686    17,669    18,633    17,480
Earnings (loss) before taxes and extraordinary item.......................  (22,905)   14,190     2,545    23,585    16,545
Tax (provision) benefit...................................................    9,045    (5,605)     (965)   (8,965)    8,695
Net earnings (loss) before extraordinary item.............................  (13,860)    8,585     1,580    14,620    25,240
Extraordinary item, net of tax............................................      (69)      227        --        --        --
Net earnings (loss).......................................................  (13,929)    8,812     1,580    14,620    25,240
Diluted earnings (loss) per share:
  before extraordinary item...............................................     (.46)      .29       .05       .42       .74
  after extraordinary item................................................     (.46)      .30       .05       .42       .74
Cash dividends per share..................................................       --        --        --        --        --
Diluted average number of common shares and equivalents...................   30,013    29,568    32,861    34,885    34,167

Balance Sheet Data
In Thousands, Except Per Share Data
At November 30
-----------------------------------
Cash...................................................................... $  1,555  $  1,755  $  2,133  $  5,292  $  1,626
Accounts receivable.......................................................  143,261   135,421   144,921   131,342   136,854
Inventories...............................................................  149,613   167,111   176,214   207,679   193,780
Other current assets......................................................   28,193    26,766    21,668    19,115    24,484
Net properties............................................................   35,691    36,407    38,994    51,034    45,782
Other assets/deferred taxes...............................................   97,044    71,015    75,743    70,260    67,857
Total assets..............................................................  455,357   438,475   459,673   484,722   470,383
Accounts payable, accrued expenses and taxes..............................   96,836   113,815   100,152    93,768   100,098
Total debt................................................................  171,553   125,547   170,373   179,994   178,001
Shareholders' equity......................................................  186,968   199,113   189,148   210,960   192,284
Equity per share..........................................................     6.19      6.69      6.43      6.06      5.62

Other Data
In Thousands
For Years Ended November 30
---------------------------
Earnings before restructuring charge, non-cash charge, interest, taxes, depreciation, amortization and extraordinary item........................ $  9,969  $ 36,976  $ 38,492  $ 49,450  $ 41,673
Depreciation and amortization of fixed assets.............................    6,840     7,100     7,083     7,232     7,648
Capital expenditures......................................................    9,801     4,494     7,820    12,753    10,086

--------
(1) 2001 results reflect restructuring charges of $11.6 million, as well as additional non-recurring items included in the cost of sales and operating expense captions, all associated with the Company's facility closings and other cost reduction actions described elsewhere in this Form 10-K.
(2) 1999 results reflect a second quarter non-cash writedown of systems development costs of $11.2 million (pre-tax), $6.9 million (after-tax) or $.21 per share.
(3) 1997 included favorable non-cash income tax adjustments to the tax valuation reserve related to recognition of net operating loss carryforwards of $15.0 million. Excluding this adjustment, net earnings before extraordinary item and diluted earnings per share would have been $10.3 million or $.30 per share.

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

   Operating results in 2001 reflected a recessionary economy generally and weak sales of apparel at retail. In response to these conditions, the Company accelerated its gross margin improvement and cost reduction actions initiated previously. These actions during 2001 included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which includes costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the writedown of fixed assets to estimated fair values for facilities closed or to be closed. In addition to the restructuring charge, operating results reflected other costs and inefficiencies included in the reported cost of sales and selling, general and administrative expenses captions in the accompanying Consolidated Statement of Earnings associated with the wind-up of certain operations, primarily associated with moderate tailored clothing product categories, facility and employee reductions. Annualized operating expense savings of approximately $12 million are expected to be realized from the non-manufacturing staff reductions in 2001, representing about 20% of the non-manufacturing workforce.

   The Company's liquidity was adversely impacted in 2001, principally by the adverse business conditions, but also from the cash requirements to fund the acquisition of Consolidated Apparel Group, L.L.C. ("CAG"), a privately-held marketer of popular-priced sportswear, and additional limitations and liquidity requirements imposed under its senior credit facility ("Credit Facility") in advance of the January 15, 2002 maturity of the Company's 10 7/8% senior subordinated notes ("Notes"). During the third fiscal quarter, the Company completed the acquisition of CAG for approximately $18 million in cash plus assumed debt and other liabilities. This acquisition was consistent with the strategy of expanding apparel offerings in non-tailored product categories. The cash outlays associated with this acquisition, however, reduced credit availability and liquidity. The impact of the September 11 terrorist attacks in the U.S. further exacerbated retailers' and consumer confidence and spending for apparel products during the fourth quarter of fiscal 2001.

Results of Operations

   Consolidated revenues were $602 million in 2001 compared to $681 million in 2000 and $727 million in 1999. Reported earnings before interest, taxes, the $11.6 million restructuring charge in 2001 and an $11.2 million non-cash charge in 1999, were $3.1 million in 2001 compared to $29.9 million in 2000 and $31.4 million in 1999. Results for 2001 also reflected non-recurring costs and expenses reflected as a component of cost of sales and operating expenses associated principally with the wind-up of certain moderate tailored clothing operations, which includes such items as underutilization of production facilities prior to closing and inventory losses associated with operations being eliminated. EBIT in 2001, excluding the restructuring costs and other non-recurring items described above, was approximately $16 million.

   The following summarizes sales and earnings before interest, taxes, restructuring and non-cash charges ("EBIT") for the Company's business groups (in millions):

                                         Year Ended November 30,
                                         ----------------------
                                          2001    2000    1999
                                         ------  ------  ------
               Sales:
                  Men's Apparel Group... $547.4  $619.8  $672.6
                  Women's Apparel Group.   54.2    60.8    54.2
                                         ------  ------  ------
                      Total............. $601.6  $680.6  $726.8
                                         ======  ======  ======
               EBIT:
                  Men's Apparel Group... $ 12.1  $ 36.9  $ 37.9
                  Women's Apparel Group.    3.4     5.7     5.7
                  Other and adjustments.  (12.4)  (12.7)  (12.2)
                                         ------  ------  ------
                      Total............. $  3.1  $ 29.9  $ 31.4
                                         ======  ======  ======

   EBIT amounts for 2001 noted above exclude the $11.6 million restructuring charge, but include the other non-recurring items previously noted.

   EBIT for 1999 excludes the $11.2 million non-cash charge re termination of a systems project.

   MAG sales were $547 million in 2001, including $31 million incremental revenues resulting from the acquisition of CAG, $620 million in 2000 and $673 million in 1999. The decline in 2001 was principally in tailored clothing, reflecting both lackluster consumer demand for tailored apparel and previously stated actions to reduce revenues in lower profit potential, moderate priced tailored clothing product categories. Revenues in 2000 compared to 1999 reflected lower orders for suit units and planned reductions associated with brands or programs being deemphasized which do not have the likelihood of achieving acceptable long term profitability rates; partially offsetting these conditions were unit increases in selected tailored sport coat and slack brands and sportswear growth in Nicklaus golfwear and Tommy Hilfiger casual pants. MAG EBIT before restructuring was $12 million in 2001 compared to $37 million in 2000 and $38 million in 1999, with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. The $25 million decline in 2001 EBIT compared to 2000 primarily reflected the lower sales, the non-recurring items, and $4 million of incremental costs associated with developing the sportswear product lines, partially offset by the inclusion of CAG since July. The $1 million decline in 2000 EBIT compared to 1999 reflected the improved operating margins, which about offset the unfavorable impact of the lower sales and incremental costs associated with developing the Company's sportswear product lines.

   Women's Apparel Group sales, comprising approximately 9% of the consolidated total in 2001 and 2000 and 7% in 1999, aggregated $54 million in 2001, $60 million in 2000 and $54 million in 1999. Revenues in 2001 were adversely affected by lower in-stock and catalog business because of the generally soft retail business. Revenues in 2000 primarily reflected higher catalog sales, as the number and size of catalogs distributed in 2000 were more than in 1999. Women's Apparel Group EBIT was $3 million in 2001 and $6 million in 2000 and 1999. EBIT in 2001 reflected the impact of the lower sales and higher product development and catalog costs. EBIT in 2000 reflected the favorable impact from the higher catalog sales, which was about offset by higher advertising and promotional costs associated with the distribution of additional catalogs, as well as a small decline in the Women's Apparel Group's substantial gross margin rate on its wholesale sales.

   Gross Margins. The reported consolidated gross margin percentage of sales was 26.0% in 2001, 27.9% in 2000 and 25.5% in 1999. The decline in the 2001 gross margin rate compared to 2000 primarily related to the non-recurring items. Excluding the effect of the non-recurring items, the gross margin rate was approximately 27.5%. The 2001 gross margin rate was favorably impacted by ..1% because of the inclusion of CAG but was adversely affected by lower manufacturing volume in owned manufacturing facilities, as well as inventory dispositions in the moderate tailored clothing product categories. The improvement in the 2000 gross margin rate compared to 1999 reflected a change in the revenue product mix encompassing the elimination/reduction of certain low margin moderate priced tailored clothing products and programs, improved sourcing from various ongoing tailored product lines and a higher percentage of women's and men's sportswear product categories. Gross margins in the moderate priced tailored clothing product lines improved in the latter part of 1999 from lower product costs and favorable product mix changes related to the repositioning efforts previously discussed; however, this gross margin enhancement during 1999 was largely offset by lower sales of higher margin tailored clothing products sold at the higher price points and markdowns resulting from the disposition of excess sportswear units.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $157 million in 2001, $163 million in 2000 and $157 million in 1999. As a percentage of sales, the expense rate was 26.0% in 2001 compared to 24.0% in 2000 and 21.5% in 1999. The dollar decrease in 2001 reflected the actions taken to reduce the number of employees and other non-employee costs, which were starting to be realized towards the end of the fiscal year. The current period also included $4.0 million of incremental sportswear product development costs, $3.8 million of expenses related to CAG, higher expenses associated with women's catalog sales and costs associated with the October opening of the Hickey-Freeman retail store in New York City. The dollar increase in 2000 included the higher costs associated with the distribution of additional catalogs in the Barrie Pace operation, costs related to development of the sportswear product lines, as well as higher employee benefit costs and the inclusion of the Royal shirt operations for a full year. The increase relative to sales for both periods reflected changes in revenue mix towards products with higher gross margin rates which have higher operating expense ratios to sales; also, the decline in in-stock tailored clothing units could not be immediately matched with commensurate operating expense reductions.

   Advertising expenditures, including costs related to the Barrie Pace catalog, were $25 million in 2001 compared to $31 million in 2000 and $28 million in 1999, representing 4.1%, 4.5% and 3.9% of consolidated sales, respectively. The decrease in 2001 primarily reflected reduced MAG and catalog expenditures in light of the lower sales. The increase in 2000 principally reflected higher amounts associated with the distribution of Barrie Pace catalogs.

   Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $3.1 million in 2001 and 2000 and $2.9 million in 1999.

   Earnings before Restructuring Charge, Non-Cash Charge, Interest and Taxes ("EBIT"). EBIT, excluding the restructuring charge, was $3.1 million in 2001 or ..5% of sales. After consideration of the restructuring charge in 2001 and the non-cash charge in 1999, reported EBIT was a loss of $8.5 million compared to earnings of $29.9 million in 2000 and $20.2 million in 1999, representing (1.4%), 4.4% and 2.8% of sales, respectively. The percentage decline in 2001 compared to 2000 was principally attributable to the higher operating expense ratio to sales. The slight percentage improvement in 2000 compared to 1999 reflected the impact of the product mix changes on the overall lower sales level.

   Restructuring Charge (2001). The restructuring charge in 2001 reflected actions to reduce both manufacturing costs and overhead as well as to lower general and administrative costs. The $11.6 million charge included costs related to closing six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, severance and fringe benefits related to manufacturing employees, voluntary early retirement programs and other administrative workforce reductions and writedown of fixed assets to estimated fair values.

   Non-Cash Charge (1999). The non-cash charge of $11.2 million in 1999 reflected the second quarter writedown of capitalized systems development costs related to the termination of an enterprise resource planning system project, which had been anticipated to be implemented Company-wide. After extensive evaluation, the Company, in consultation with its advisors, concluded that Company-wide implementation of the application software purchased would not be appropriate.

   Interest Expense. Interest expense was $14.4 million in 2001, $15.7 million in 2000 and $17.7 million in 1999. Interest expense represented 2.4% of sales in 2001 compared to 2.3% in 2000 and 2.4% in 1999. The dollar decrease in 2001 from 2000 primarily reflected lower average borrowing rates which were partially offset by higher average borrowings. The dollar decrease in 2000 from 1999 reflected significantly lower average borrowings which were in part offset by higher average borrowing rates. The effective interest rate for all borrowings, including non-cash amortization costs, was 8.7% in 2001, 9.6% in 2000 and 8.5% in 1999. The Company's weighted average short term borrowing rate was 7.5% in 2001, 8.3% in 2000 and 6.6% in 1999. Interest expense included non-cash amortization of financing fees and expenses of $.7 million in 2001 and $.5 million in 2000 and 1999.

   Pre-Tax Earnings (Loss). The reported pre-tax loss was $22.9 million in 2001 compared to pre-tax earnings of $14.2 million in 2000 and pre-tax earnings of $2.5 million in 1999. Pre-tax earnings excluding the restructuring charge and other non-recurring items in 2001 was $1.5 million and $13.7 million in 1999 (excluding the non-cash charge).

   Income Taxes. The Company's effective tax rate was 39.5% in 2001 and 2000 compared to 38% in 1999, resulting in a tax benefit of $9.0 million in 2001 and a tax provision of $5.6 million in 2000 and $1.0 million in 1999. The increase in the effective rate for 2000 was principally attributable to proportionately higher non-US income compared to the previous year.

   Net Earnings (Loss). Reported earnings (loss) after consideration of the restructuring and other non-recurring items in 2001 and non-cash charge in 1999 were a loss of $13.9 million or $.46 per diluted share in 2001 compared to earnings of $8.6 million or $.29 per diluted share in 2000 and earnings of $1.6 million or $.05 per diluted share in 1999. There was also a small extraordinary item in 2001 and 2000 each related to purchases of the Company's Notes. Net earnings excluding the restructuring and other non-recurring items were $.9 million or $.03 per diluted share in 2001 compared to $8.6 million or $.29 per diluted share in 2000 and $8.5 million or $.26 per diluted share in 1999.

Liquidity and Capital Resources

   Total debt at November 30, 2001 of $171.6 million increased $46.0 million compared to the year earlier level. The increase in debt primarily reflected the financing requirements associated with the acquisition of CAG, the cash used in operating activities and capital expenditures. Although not impacting overall debt levels, the Company retired $27.2 million face value of its Notes during the first half of fiscal 2001, utilizing proceeds from $17.4 million of new mortgage financing and availability under its Credit Facility. The $25.0 million of borrowings classified as current at November 30, 2001 reflects the anticipated debt reduction during fiscal 2002. Total debt, including short term borrowings and current maturities, represented 48% of the Company's total $359 million capitalization at November 30, 2001, compared to 39% at November 30, 2000; the higher debt capitalization ratio primarily reflected the increase in total debt.

   The Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 61, which sets forth the views of the SEC regarding certain disclosures relating to liquidity and capital resources. The information provided below describing the Company's debt, credit facilities, guarantees and future commitments is included here to facilitate a review of the Company's liquidity.

   The slowdown of the U.S. economy generally, and the retail apparel sector in particular, adversely affected the Company's 2001 operating performance and financial condition. The impact of the September 11 terrorist attacks in the U.S. further eroded consumer confidence exacerbating the weakness in demand and retail spending for apparel products later in fiscal 2001. The Company's liquidity was further constrained by other factors, including the cash requirements to fund the acquisition of CAG and additional limitations imposed on the Company under the Credit Facility preceding the January 15, 2002 maturity of the Company's Notes. The third quarter acquisition of CAG was consistent with the Company's strategy of expanding apparel offerings in non-tailored product categories. However, the $18 million cash purchase price plus debt and other liabilities assumed associated with this acquisition reduced credit availability and liquidity.

   Several amendments to the Company's Credit Facility were completed during 2001 to address (i) the need to revise various financial covenants and minimum excess availability levels resulting from the Company's unfavorable operating performance, (ii) additional financing resources required related to the CAG acquisition, and (iii) financing alternatives regarding the January 15, 2002 maturity of the $34.7 million of outstanding Notes.

   In March 1994, the Company issued $100 million principal amount of Notes in a public offering at which time it also entered into the Credit Facility with a group of lenders for an initial $175 million commitment and three-year term. The Credit Facility currently provides for maximum revolving borrowings of $200 million (subject to borrowing base calculations and minimum excess availability requirements), including a $50 million letter of credit sub-facility. The Credit Facility is in effect through June 2003.

   During fiscal 1999 and 2000, the Company purchased a total of $23.1 million face value of its Notes. During the second quarter of fiscal 2001, the Company entered into mortgage financings with durations of ten and fifteen years on two if its owned manufacturing facilities (average interest rate of 7.5%). The $17.4 million proceeds from these mortgages, along with availability under the Credit Facility, were used to repurchase an additional $27.2 million face value of Notes resulting in $34.7 million of Notes outstanding as of November 30, 2001. In January 2002, the remaining outstanding Notes were either paid at maturity or exchanged pursuant to the exchange offer discussed below.

   On August 31, 2001, the Credit Facility was amended to add a new term loan facility in the aggregate principal amount of $15 million with interest at prime plus 5.5%. Proceeds from the term loan were used to repay revolving borrowings under the Credit Facility. Other amendments to the Credit Facility dated July 10, 2001 and October 15, 2001 established certain minimum excess borrowing availability levels and substantially all of the Company's assets, including real property, equipment and capital stock of its subsidiaries, were provided as security to the Credit Facility lenders. These amendments also required that the Company obtain (i) by November 26, 2001 a commitment for at least $25 million of junior capital, consisting of either equity or debt junior to the Credit Facility with funding to be completed by December 14, 2001, and
(ii) by December 14, 2001 at least $10 million of net cash proceeds from mortgage loans with respect to certain properties, from asset sales or from the issuance of equity. A covenant governing cumulative adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") was implemented for the period September 1, 2001 through May 31, 2002 to replace covenants related to debt service coverage and debt leverage that will be reinstated at revised levels effective as of August 31, 2002 and November 30, 2002, respectively. Additionally, the effective borrowing rate benchmark was increased by 1%.

   The Company did not obtain the commitment for junior capital by November 26, 2001. Alternatively, on December 13, 2001, the Company entered into a Credit Facility amendment whereby the requirement to obtain $25 million of junior capital by December 14, 2001 would be satisfied by the completion of an exchange offer for the Notes (under terms satisfactory to the Credit Facility lenders), and the requirement to obtain $10 million of additional liquidity proceeds was extended to June 30, 2002 ($5.8 million of such proceeds realized as of January 31, 2002). This amendment also adjusted various covenants under the Credit Facility to reflect more current and anticipated business levels and provided borrowing availability which the Company believes under current circumstances will be sufficient to fund its operations after making the cash payments to the holders of the Notes who exchanged their Notes in the exchange offer and pay the unexchanged Notes at maturity. The exchange offer was accepted by 91.2% of the holders and was successfully completed on January 16, 2002. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes and 93 shares of common stock. Upon completion of the exchange offer, $25.3 million of new senior unsecured notes due, September 15, 2003, and 2.9 million additional common shares were issued and as of that date all of the $34.7 million of Notes have been retired.

   The Credit Facility includes various other events of default and contains certain restrictions on the operation of its business, including covenants pertaining to capital expenditures, asset sales, operating leases and incurrence or existence of additional indebtedness and liens, as well as other customary covenants, representations and warranties, and events of default. The Company is currently in compliance with all covenants under the Credit Facility and its other borrowing agreements.

   There are a number of factors which can affect the Company's ability to (i) remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements or, alternatively, (ii) to obtain replacement financing for its Credit Facility. The following summarizes the most significant items:

   . The apparel environment is cyclical, and the level of consumer spending on apparel often declines during recessionary periods when disposable income declines. The tailored clothing market relating to suits has experienced unit declines for the past several years which has been only partially offset by increasing demand for sport coats and dress slacks. The Company has, among other things, reduced overall product costs by increasing the use of offshore sourcing and introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. If these efforts do not meet with consumer acceptance, or if the tailored clothing market continues to decline, sales and profitability would be adversely affected.

   . Continuation of the trend toward casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these casual and sportswear product offerings may not offset the declines in the tailored clothing unit sales.

   . The Company's customers include major U.S. department and specialty stores
     (certain of which are under common ownership and control), mass merchandisers, value-oriented retailers and direct mail companies. The ten largest customers accounted for approximately 51% of consolidated sales in fiscal 2001 with the largest customer representing approximately 21% of sales. Several of the Company's major customers have reported declines in sales during various monthly periods of 2001. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business could have a material adverse effect on the Company's financial conditions and results of operations.

   . Sales derived from products which utilize licensed brand names represent an important current component of the Company's overall revenues. While the Company believes that the relationships with its principal licensors are favorable and that the termination of any single licensing agreement would not have a material adverse effect on its business taken as a whole, its long term prospects rely on the continuation of a significant percentage of existing licensing arrangements and ongoing consumer acceptance of the products sold under these licensed brands.

   . The completion on January 16, 2002 of the previously described exchange offer satisfied the principal debt service requirement for fiscal 2002. The Company's Credit Facility requires, among other things, that the Company maintain cumulative consolidated adjusted earnings before interest, taxes, depreciation and amortization and other specified non-cash items at or above a prescribed minimum for designated periods. If the Company is not able to maintain its minimum cumulative adjusted earnings amount or satisfy the $4.2 million remaining additional liquidity proceeds requirement, particularly if current recessionary economic trends persist, or if there is insufficient cash flow and capital resources to meet debt service obligations, the Company would need its lenders to approve a modification of such earnings covenants, to refinance or further restructure its debt obligations or to obtain additional equity capital.

   . The Company relies on the continuing willingness of suppliers and trade factors to extend credit to finance inventory purchases. If suppliers and trade factors become concerned about the Company's ability to generate adequate liquidity and service debt, they may delay shipments to the Company or require payment in advance. There can be no assurance that such suppliers and factors will continue to extend credit to the Company on the same basis as in the past. Such possible actions by suppliers and factors could have an adverse effect on the Company's ability to continue operating its business in the normal course.

   . The Company's total indebtedness, including short term borrowings and current maturities, represented 48% of total capitalization at November 30, 2001. Among other things, a substantial portion of the Company's indebtedness is at variable interest rates, and it would be adversely impacted should short term interest rates increase rapidly. The Company's relatively high debt leverage would make it more difficult to obtain additional financing for working capital, capital expenditures, or acquisitions if additional needs were to arise. Accordingly, the Company's results of operations could be adversely affected, particularly in the event of a protracted downturn in general economic conditions.

   Other risk factors are described in Item 1--Business of this Form 10-K. Should any of the risk factors, including those described above, result in a violation of existing financial covenants under the Credit Facility or other indebtedness, a default could result if not waived by the Company's lenders. A default could result in the inability to borrow additional amounts under the Credit Facility and/or the acceleration of outstanding indebtedness causing it to become immediately due and payable. The Company has from time to time engaged in discussions with other potential lenders concerning alternative or additional sources of financing. While the Company believes alternative sources of financing are available, there can be no assurance that alternative financing would be available and if so, on acceptable terms.

   The Company's various borrowing arrangements are described in the accompanying Notes to the Consolidated Financial Statements and are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency "triggers" which would impact either the borrowing rate or borrowing commitment. The Company has not entered into off balance sheet financing arrangements, other than operating leases, and has made no financial commitments or guarantees with any unconsolidated subsidiaries or special purpose entities. All of the Company's subsidiaries are wholly owned and included in the accompanying consolidated financial statements. There have been no related party transactions nor any other transactions which have not been conducted on an arm's-length basis.

   The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing borrowing arrangements, lease obligation commitments and other contractual obligations. The following presents a summary of the Company's significant contractual obligations:

                                          Payments Due by Period
                                        ---------------------------
                                         Less
                                         than   1-3    4-5   After
     Contractual Obligations            1 year years  years 5 years Total
     -----------------------            ------ ------ ----- ------- ------
     Long-Term Debt.................... $ 9.9  $126.5 $ 1.4  $33.8  $171.6
     Capital Lease Obligations.........    --      --    --     --      --
     Operating Leases..................  10.4    19.2  16.0   56.1   101.7
     Unconditional Purchase Obligations    --      --    --     --      --
     Other Long-Term Obligations.......    --      --    --     --      --
                                        -----  ------ -----  -----  ------
     Total Contractual Cash Obligations $20.3  $145.7 $17.4  $89.9  $273.3
                                        =====  ====== =====  =====  ======

   At November 30, 2001, the Company had outstanding $21.7 million of letters of credit relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating $8.3 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At November 30, 2001, there were an aggregate of approximately $3 million of outstanding foreign exchange contracts directly related to inventory purchase commitments during 2002. The Company has not committed to and has not provided any guarantees of other lines of credit, stand-by letters of credit, repurchase obligations, etc., to any other third party.

   At November 30, 2001, net accounts receivable of $143.3 million, including $16.0 million attributable to CAG, increased $7.8 million from November 30, 2000. Excluding CAG, receivables declined $8.2 million, attributable to the lower sales. The allowance for doubtful accounts was $10.3 million compared to $7.8 million last year, representing 6.7% of gross receivables in 2001 and 5.4% in 2000; the increase reflected the inclusion of CAG and higher anticipated requirements. Inventories at November 30, 2001 of $149.6 million included $2.3 million attributable to CAG. Excluding CAG, inventories were $147.3 million compared to $167.1 million at November 30, 2000 and $176.2 million at November 30, 1999. These reductions of 13% in 2001 vs. 2000 and 5% in 2000 vs. 1999 reflected, among other things, the lower sales and related actions to reduce inventory commitments in light of the generally lackluster environment at retail for apparel products, as well as the de-emphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term.

   Deferred income taxes at November 30, 2001 aggregated $63.2 million compared to $52.9 million at November 30, 2000. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires, among other things, the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, a periodic evaluation of the likelihood that the deferred tax assets are realizable and the establishment of a valuation allowance, in certain circumstances, to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it is more likely than not that its deferred tax assets will be fully realized and that a tax valuation reserve is not required. Approximately $43 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 2001, the Company had approximately $129 million of federal tax operating loss carryforwards available to offset future taxable income. Approximately $124 million of the $129 million of available operating loss carryforwards expire over the 2007-2010 periods, with the remainder available through 2021.

   Investments and other assets of $53.7 million increased $17.7 million compared to November 30, 2000, principally attributable to the goodwill recorded from the acquisition of CAG. At November 30, 2001, net properties of $35.7 million decreased by $.7 million, as the $.9 million applicable to CAG and capital additions were more than offset by depreciation expense and adjustments to reflect the closing or disposition of certain facilities associated with the restructuring. Capital additions were $9.8 million in 2001 compared to $4.5 million in 2000 and $6.4 million in 1999 (excluding expenditures associated with the terminated systems project). Capital expenditures in 2001 included $5.9 million related to the new Hickey-Freeman/Bobby Jones flagship store and leasehold improvements for sportswear offices in New York City; capital additions in fiscal 2002 are not anticipated to exceed $6.5 million. Depreciation expense was $6.8 million in 2001 and $7.1 million in 2000 and 1999. The capital expenditure limitations contained in the Company's current borrowing agreements have not, and are not expected to, delay capital expenditures otherwise planned by the Company.

   Shareholders' equity of $187.0 million at November 30, 2001 represented $6.19 book value per share compared to $6.69 book value per share at November 30, 2000. The $12.1 million equity decrease during 2001 reflected the net loss for the year, partially offset by ongoing equity sales to employee benefit plans and recognition of previously unearned employee benefits principally associated with the Company's employee stock ownership plan. Dividends have not been paid since 1991. The Credit Facility, as amended, prohibits the payment of dividends.

Critical Accounting Policies

   Financial Reporting Release No. 60 recently released by the SEC recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of financial statements.

   The Company's significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management with due consideration given to materiality. Accordingly, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

   . Receivables, net of valuation allowances--At November 30, 2001, accounts receivable, net of $10.3 million allowance for doubtful accounts, were $143.3 million. The valuation allowance was determined based upon the Company's evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations, including those to the Company, could be adversely affected by declining sales of apparel at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

   . Inventory valuation--At November 30, 2001, inventories were $149.6 million, and reflected the LIFO valuation method as well as reductions from cost in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus inventories. Should the current economic climate significantly contract further resulting in retailers being unwilling to accept deliveries of advance orders placed (or the Company electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), or a significant contraction in the Company's "in-stock" replenishment business for selected product categories, additional downward valuation adjustments could be required. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

   . Deferred tax assets--At November 30, 2001, the accompanying Consolidated
     Balance Sheet reflects $63.2 million of deferred tax assets, principally related to tax operating loss carryforwards. As described in the Notes to Consolidated Financial Statements, the Company had approximately $129 million of tax operating loss carryforwards available to offset future taxable income. In general, such carryforwards must be utilized within 15 years of incurring the net operating loss (within 20 years with respect to the tax loss incurred in 2001). At November 30, 2001, the Company concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards and no tax valuation allowance was required. Should the Company experience a pre-tax loss in fiscal 2002 resulting from further revenue declines and/or the inability to improve operating margins, a tax valuation reserve may be required in whole or in part.

Recent Accounting Pronouncements

   Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs", and Emerging Issues Task Force Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", relate to various items to be considered as net revenues. The Company's billings to customers for shipping and handling costs and the consideration given to customers to promote the sale of the Company's products are not significant.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101--"Revenue Recognition in Financial Statements", which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. The Company believes that its revenue recognition, presentation and disclosures are in compliance with these SABs and the adoption of these SABs did not effect the Company's results of operations or its financial position for fiscal 2001 or 2000.

   Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. As disclosed in the accompanying Consolidated Statement of Shareholders' Equity and related Notes to Consolidated Financial Statements, the effects of the adoption of the new standards did not significantly affect the Company's results of operations, its financial position, or its cash flows.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001 and for purchase businesses combinations completed on or after July 1, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on the date of adoption of this standard, requires that goodwill resulting from acquisitions completed after June 30, 2001 not be amortized and establishes a new method of testing goodwill for impairment, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company applied the provisions of SFAS No. 141 in accounting for its acquisition of Consolidated Apparel Group ("CAG"), which was effective July 1, 2001. The Company expects to early adopt the provisions of SFAS No. 142, effective December 1, 2001. During fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets. Although the Company has not yet determined the effect of these tests on its results of operations and financial position, the impact, if any, is not expected to be significant.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143--"Accounting for Asset Retirement Obligations" and in August 2001, SFAS No. 144--"Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company's fiscal year beginning December 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning December 1, 2002. The Company has not completed its analysis of the effect of these statements, but believes that adoption of these statements will not have a significant effect on its reported financial position, results of operations, cash flows or financial statement disclosures.

Outlook

   The Company entered fiscal 2001 with a cautious first half outlook. While the extent of the full year revenue decline was more than anticipated, the Company's aggressive restructuring actions initiated and completed during fiscal 2001 in response to the business downturn, including the elimination of six owned production facilities permanently reducing fixed manufacturing overheads and lowering overall unit product costs, enhance the prospect of gross margin improvements going forward. Additionally, the 20% reduction in the non-manufacturing workforce during 2001 lowered the Company's non-manufacturing overhead structure with an expected annualized expense savings of about $12 million. The substantial portion of the restructuring actions were completed by fiscal 2001 year end, positioning the Company to be profitable for the 2002 fiscal year without relying on increased revenues.

   The above noted restructuring actions were necessary to address current business conditions. In addition, the Company continued to implement its longer term strategy of increasing its presence in sportswear product categories with the acquisition of CAG, which provided the Company with an established moderately priced sportswear business serving a retail distribution channel where the previous penetration was minimal, and through the introduction of the Ted Baker line of sportswear, tailored clothing and womenswear.

   The disappointing 2001 operating results, along with the requirements associated with the CAG acquisition, increased financing needs which adversely impacted liquidity. This in turn required adjustments to financial covenants in the Credit Facility. With the completion in January 2002 of the previously described exchange offer, the Company effectively extended maturities of $25.3 million of unsecured debt to September 2003, and believes it has adequate financial resources in place for its current business plan; nonetheless, the Company is considering extending or refinancing its senior credit facility in advance of its June 2003 maturity.

   Increasing shareholder value through long-term sales and earnings growth remains a key objective. While 2001 was a setback towards realization of this objective, the Company believes that actions implemented in fiscal 2001 to diversify the Company's product offerings and lower its manufacturing and administrative cost structure better position the Company for an improvement in operating results for 2002.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

   The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied. As of November 30, 2001, the Company had entered into foreign exchange contracts, aggregating approximately $3 million corresponding to approximately 5 billion Italian lire and 50 million Japanese yen, primarily related to inventory purchases applicable to fiscal 2002.

   The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of borrowings under its Credit Facility, which bear interest at variable rates. The variable rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

Item 8--Financial Statements and Supplementary Data

                                                                                                         Page
                                                                                                         ----
Financial Statements:

   Report of Independent Accountants....................................................................  22

   Consolidated Statement of Earnings for the three years ended November 30, 2001.......................  23

   Consolidated Balance Sheet at November 30, 2001 and 2000.............................................  24

   Consolidated Statement of Cash Flows for the three years ended November 30, 2001.....................  25

   Consolidated Statement of Shareholders' Equity for the three years ended November 30, 2001...........  26

   Notes to Consolidated Financial Statements...........................................................  27

   Financial Statement Schedules

       Schedule II--Valuation and Qualifying Accounts................................................... F-1

   Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.............................

Supplementary Data:

   Quarterly Financial Summary (unaudited)..............................................................  44

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 24, 2002

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

                             HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                                           Fiscal Year Ended November 30,
                                                                           -----------------------------
                                                                             2001       2000      1999
                                                                           --------   --------  --------
Net sales................................................................. $601,585   $680,647  $726,805
Licensing and other income................................................    3,098      3,114     2,894
                                                                           --------   --------  --------
                                                                            604,683    683,761   729,699
                                                                           --------   --------  --------
Cost of goods sold........................................................  444,930    490,751   541,730
Selling, general and administrative expenses..............................  156,624    163,134   156,560
                                                                           --------   --------  --------
                                                                            601,554    653,885   698,290
                                                                           --------   --------  --------
Earnings before restructuring charge, non-cash charge, interest, taxes and
  extraordinary item......................................................    3,129     29,876    31,409
Restructuring charge......................................................   11,625         --        --
Non-cash charge for termination of systems project........................       --         --    11,195
                                                                           --------   --------  --------
Earnings (loss) before interest, taxes and extraordinary item.............   (8,496)    29,876    20,214
Interest expense..........................................................   14,409     15,686    17,669
                                                                           --------   --------  --------
Earnings (loss) before taxes and extraordinary item.......................  (22,905)    14,190     2,545
Tax (provision) benefit...................................................    9,045     (5,605)     (965)
                                                                           --------   --------  --------
Earnings (loss) before extraordinary item.................................  (13,860)     8,585     1,580
Extraordinary item, net...................................................      (69)       227        --
                                                                           --------   --------  --------
Net earnings (loss)....................................................... $(13,929)  $  8,812  $  1,580
                                                                           ========   ========  ========
Earnings (loss) per share (basic and diluted):
   Before extraordinary item.............................................. $   (.46)  $    .29  $    .05
                                                                           ========   ========  ========
   After extraordinary item............................................... $   (.46)  $    .30  $    .05
                                                                           ========   ========  ========




         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (000's Omitted)

                                                                                         November 30,
                                                                                     --------------------
                                                                                       2001       2000
                                                                                     ---------  ---------
                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents........................................................ $   1,555  $   1,755
   Accounts receivable, less allowance for doubtful accounts of $10,335 in 2001 and
     $7,770 in 2000.................................................................   143,261    135,421
   Inventories......................................................................   149,613    167,111
   Prepaid expenses.................................................................     8,293      8,867
   Deferred income taxes............................................................    19,900     17,899
                                                                                     ---------  ---------
       Total current assets.........................................................   322,622    331,053
                                                                                     ---------  ---------
INVESTMENTS AND OTHER ASSETS........................................................    53,740     36,014
                                                                                     ---------  ---------
DEFERRED INCOME TAXES...............................................................    43,304     35,001
                                                                                     ---------  ---------
PROPERTIES
   Land.............................................................................     2,008      2,289
   Buildings and building improvements..............................................    36,565     42,971
   Furniture, fixtures and equipment................................................   102,314    107,244
   Leasehold improvements...........................................................    23,786     18,548
                                                                                     ---------  ---------
                                                                                       164,673    171,052
   Accumulated depreciation and amortization........................................  (128,982)  (134,645)
                                                                                     ---------  ---------
   Net properties...................................................................    35,691     36,407
                                                                                     ---------  ---------
TOTAL ASSETS........................................................................ $ 455,357  $ 438,475
                                                                                     =========  =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt............................................. $  25,000  $  15,077
   Accounts payable.................................................................    33,516     43,666
   Accrued payrolls.................................................................    17,064     24,904
   Other accrued expenses...........................................................    46,256     45,245
                                                                                     ---------  ---------
       Total current liabilities....................................................   121,836    128,892
                                                                                     ---------  ---------
LONG-TERM DEBT......................................................................   146,553    110,470
                                                                                     ---------  ---------
SHAREHOLDERS' EQUITY
   Preferred shares, $1 par value; 2,500,000 authorized and unissued................        --         --
   Common shares, $2.50 par value; 75,000,000 shares authorized; 36,280,064 shares issued at November 30, 2001, and 36,328,564 shares issued at November 30,
     2000...........................................................................    90,700     90,821
   Capital surplus..................................................................    80,236     82,237
   Retained earnings................................................................    46,794     60,723
   Unearned employee benefits.......................................................    (3,931)    (5,716)
   Common shares in treasury, at cost, 6,076,646 at November 30, 2001 and
     6,564,404 at November 30, 2000.................................................   (26,801)   (28,952)
   Accumulated other comprehensive income (loss)....................................       (30)        --
                                                                                     ---------  ---------
       Total shareholders' equity...................................................   186,968    199,113
                                                                                     ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................... $ 455,357  $ 438,475
                                                                                     =========  =========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000's Omitted)

                                                                               Fiscal Year Ended November 30,
                                                                               -----------------------------
                                                                                 2001       2000      1999
                                                                               --------   --------  --------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
   Net earnings (loss)........................................................ $(13,929)  $  8,812  $  1,580
   Reconciling items to adjust net earnings (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization of fixed assets..........................    6,840      7,100     7,083
       Amortization of long-lived assets......................................    1,363        505       452
       Amortization of unearned employee benefits.............................      794      1,249     1,407
       Non-cash charge included in restructuring..............................    3,687         --        --
       Extraordinary item, net................................................       69       (227)       --
       Non-cash charge re: termination of systems project.....................       --         --    11,195
       Changes in assets and liabilities, net of effects of acquisitions:
          Accounts receivable.................................................   (2,081)     9,500    (3,899)
          Inventories.........................................................   29,049      9,103    38,244
          Prepaid expenses....................................................    1,103     (2,204)   (3,387)
          Other assets........................................................   (2,667)      (682)      687
          Accounts payable and accrued expenses...............................  (34,381)    13,663   (11,624)
          Taxes and deferred taxes............................................  (10,296)     2,315      (973)
                                                                               --------   --------  --------
Net cash provided by (used in) operating activities...........................  (20,449)    49,134    40,765
                                                                               --------   --------  --------
Cash Flows from investing activities:
   Capital expenditures.......................................................   (9,801)    (4,494)   (7,820)
   Cash paid for acquisitions, net of cash acquired...........................  (17,461)        --    (1,610)
   Cash proceeds from sale of assets held for sale............................      542         --        --
                                                                               --------   --------  --------
Net cash used in investing activities.........................................  (26,720)    (4,494)   (9,430)
                                                                               --------   --------  --------
Cash Flows from financing activities:
   Increase (decrease) in borrowings under Credit Facility....................   41,247    (21,885)   (9,486)
   Purchase of 10 7/8% Senior Subordinated Notes..............................  (27,236)   (22,965)     (142)
   Proceeds from mortgage financing...........................................   17,375         --        --
   Proceeds from term loan....................................................   15,000         --        --
   Payment of debt............................................................     (437)       (72)      (67)
   Purchase of treasury shares................................................       --     (1,163)  (29,711)
   Other equity transactions..................................................    1,020      1,067     4,912
                                                                               --------   --------  --------
Net cash provided by (used in) financing activities...........................   46,969    (45,018)  (34,494)
                                                                               --------   --------  --------
Net decrease in cash and cash equivalents.....................................     (200)      (378)   (3,159)
Cash and cash equivalents at beginning of year................................    1,755      2,133     5,292
                                                                               --------   --------  --------
Cash and cash equivalents at end of year...................................... $  1,555   $  1,755  $  2,133
                                                                               ========   ========  ========
Supplemental cash flow information
   Net cash paid during the year for:
       Interest............................................................... $ 15,000   $ 15,900  $ 17,500
       Income taxes...........................................................    1,200      3,300     1,300

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's Omitted)


                                                   Comon Stock                         Unearned    Treasury Stock
                                              --------------------  Capital  Retained  Employee -------------------
                                                Shares    Par Value Surplus  Earnings  Benefits  Shares     Amount
                                              ----------  --------- -------  --------  -------- ---------  --------
Balance at November 30, 1998................. 34,839,431   $87,099  $81,994  $ 50,331  $(8,464)            $     --
Net earnings for the year....................                                   1,580
Shares issued, primarily to employee benefit
  plans......................................  1,048,567     2,621    1,989
Long-term incentive plan awards..............    175,750       439      533               (972)
Allocation of unearned employee benefits.....                          (868)             2,275
Purchase of treasury shares..................                                                   6,683,107   (29,711)
Stock options exercised......................     37,066        93      186                        (5,155)       23
                                              ----------   -------  -------  --------  -------  ---------  --------
Balance at November 30, 1999................. 36,100,814    90,252   83,834    51,911   (7,161) 6,677,952   (29,688)
Net earnings for the year....................                                   8,812
Shares issued, primarily to employee benefit
  plans......................................                          (780)                     (420,485)    1,855
Long-term incentive plan awards, net of
  forfeitures................................    239,250       598      125               (752)
Allocation of unearned employee benefits.....                          (948)             2,197
Stock options exercised and vesting of
  restricted stock awards....................    (11,500)      (29)       6                        (9,956)       44
Purchase of treasury shares..................                                                     316,893    (1,163)
                                              ----------   -------  -------  --------  -------  ---------  --------
Balance at November 30, 2000................. 36,328,564    90,821   82,237    60,723   (5,716) 6,564,404   (28,952)
Net loss for the year........................                                 (13,929)
Shares issued, primarily to employee benefit
  plans......................................                          (901)                     (476,297)    2,101
Forfeiture of long-term incentive plan awards    (48,500)     (121)    (191)                31
Allocation of unearned employee benefits.....                          (960)             1,754
Stock options exercised......................                            51                       (11,461)       50
Initial unrealized loss on implementation of
  SFAS No. 133...............................
Change in fair value of foreign contracts....
                                              ----------   -------  -------  --------  -------  ---------  --------
Balance at November 30, 2001................. 36,280,064   $90,700  $80,236  $ 46,794  $(3,931) 6,076,646  $(26,801)
                                              ==========   =======  =======  ========  =======  =========  ========

                                               Accumulated
                                                  Other         Other
                                              Comprehensive Comprehensive
                                              Income (Loss)     Loss
                                              ------------- -------------
Balance at November 30, 1998.................     $  --
Net earnings for the year....................
Shares issued, primarily to employee benefit
  plans......................................
Long-term incentive plan awards..............
Allocation of unearned employee benefits.....
Purchase of treasury shares..................
Stock options exercised......................
                                                  -----       --------
Balance at November 30, 1999.................        --
Net earnings for the year....................
Shares issued, primarily to employee benefit
  plans......................................
Long-term incentive plan awards, net of
  forfeitures................................
Allocation of unearned employee benefits.....
Stock options exercised and vesting of
  restricted stock awards....................
Purchase of treasury shares..................
                                                  -----       --------
Balance at November 30, 2000.................        --
Net loss for the year........................                 $(13,929)
Shares issued, primarily to employee benefit
  plans......................................
Forfeiture of long-term incentive plan awards
Allocation of unearned employee benefits.....
Stock options exercised......................
Initial unrealized loss on implementation of
  SFAS No. 133...............................      (306)          (306)
Change in fair value of foreign contracts....       276            276
                                                  -----       --------
Balance at November 30, 2001.................     $ (30)      $(13,959)
                                                  =====       ========

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

   Inventories--Inventories are stated at the lower of cost or market. At November 30, 2001 and 2000, approximately 48% and 49%, respectively, of the Company's total inventories at each year end are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

   Property, Plant and Equipment--Properties are stated at cost. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements, 3 to 15 years for furniture, fixtures and equipment and 3 to 5 years for software. Leasehold improvements are amortized over the terms of the respective leases or useful lives, whichever is shorter.

   Intangibles--Intangible assets are included in "Investments and Other Assets" and aggregated $23.7 million and $4.1 million at November 30, 2001 and 2000, respectively. Accumulated amortization, which is provided on a straight-line basis over their economic lives, usually 10 years or less, was $1.9 million and $1.1 million at November 30, 2001 and 2000, respectively.

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of--If facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

   Advertising Costs--Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $24.7 million in 2001, $30.7 million in 2000 and $28.2 million in 1999 are included in Selling, General and Administrative Expenses in the accompanying Statement of Earnings. Prepaid expenses at November 30, 2001 include deferred advertising costs of $2.2 million ($1.7 million at November 30, 2000), which will be reflected as an expense during the quarterly period benefitted.

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

   The only customer that exceeded 10% of consolidated revenues represented approximately 21%, 20% and 18% of sales in 2001, 2000 and 1999, respectively. Accounts receivable from the largest customer represented approximately 14% and 12% of the Company's gross accounts receivable at November 30, 2001 and 2000, respectively.

   The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. Foreign exchange contracts are generally in amounts approximating forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied. As of November 30, 2001, the Company had entered into foreign exchange contracts for Italian lire and Japanese yen, aggregating approximately $3 million ($10 million at November 30, 2000), principally related to future inventory purchases.

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

   Per Share Information--The calculation of basic earnings per share in each year is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares used in computing basic and diluted earnings per share were as follows, which includes both allocated and unallocated shares held by The Hartmarx Savings-Investment and Employee Stock Ownership Plan (000's omitted):

                           Year Ended
                          November 30, Basic  Diluted
                          ------------ ------ -------
                              2001.... 30,013 30,013
                              2000.... 29,452 29,568
                              1999.... 32,790 32,861

  Recent Accounting Pronouncements--

   Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs", requires that amounts billed to customers for shipping and handling costs be reflected as a component of net revenue, if material. Emerging Issues Task Force Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", requires that consideration from a vendor to a customer in connection with the purchase of the vendor's products or to promote sales of the vendor's products should be reflected as a reduction of net revenue, if material. The Company's billings to customers for such shipping and handling costs and the consideration given to customers to promote the sale of the Company's products are not significant.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101--"Revenue Recognition in Financial Statements", which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, were effective in the fourth quarter of fiscal 2000. The Company believes that its revenue recognition, presentation and disclosures are in compliance with these SABs and the adoption of these SABs did not effect the Company's results of operations or its financial position for fiscal 2001 or 2000.

   Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. Under these standards, the fair value of derivatives has been recorded in the financial statements. Upon adoption of the new standards, the after-tax transition adjustment at December 1, 2000 was an unrealized loss of $.3 million, reflected in the accumulated other comprehensive income (loss) component of shareholders' equity as of that date. Changes in fair values of the derivatives are recognized periodically in other comprehensive income for derivatives designated as hedges of future cash flows or net income for all other derivatives. The entire transition adjustment loss reflected as accumulated other comprehensive income (loss) as of December 1, 2000 was reflected in the Company's Consolidated Statement of Earnings during fiscal 2001 as the currency hedge contracts were settled. The effects of the adoption of the new standards did not significantly affect the Company's results of operations, its financial position, or its cash flows.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001 and for purchase businesses combinations completed on or after July 1, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on the date of adoption of this standard, requires that goodwill resulting from acquisitions completed after June 30, 2001 not be amortized and establishes a new method of testing goodwill for impairment, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company applied the provisions of SFAS No. 141 in accounting for its acquisition of Consolidated Apparel Group ("CAG"), which was effective July 1, 2001, and goodwill related to the acquisition of CAG is not being amortized. The Company expects to early adopt the provisions of SFAS No. 142, effective December 1, 2001, at which time goodwill amortization resulting from acquisitions completed before June 30, 2001, which is not significant, will cease.

   The Company's business combinations prior to July 1, 2001 were accounted for using the purchase method of accounting. At November 30, 2001, the net carrying amount of goodwill related to those acquisitions other than CAG is approximately $1.3 million compared to approximately $1.5 million at November 30, 2000. During fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets. Although the Company has not yet determined the effect of these tests on its results of operations and financial position, the impact, if any, is not expected to be significant.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143--"Accounting for Asset Retirement Obligations" and in August 2001, SFAS No. 144--"Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company's fiscal year beginning December 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning December 1, 2002. The Company has not completed its analysis of the effect of these statements, but believes that adoption of these statements will not have a significant effect on its reported financial position, results of operations, cash flows or financial statement disclosures.

Acquisitions

   During the third quarter of 2001, the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. ("CAG"), a privately held marketer of popular priced sportswear. The acquisition was consistent with the Company's previously stated strategy to expand its apparel offerings in non-tailored product categories. The purchase price for the assets acquired was $18 million, subject to adjustment, plus the assumption of debt and other specified payables and accruals. The cash portion of the purchase price consisted of a closing payment of $8.3 million, including interest, and deferred payments of $9.8 million plus interest, of which all but $.3 million was paid by November 30, 2001. Additional contingent consideration is payable to the seller based upon the achievement of specified levels of earnings before interest and taxes of the business during five annual periods within a specified period beginning July 1, 2001, or upon a change of control. These contingent payments, if any, would be considered as additional purchase price and, accordingly, reflected as goodwill. At November 30, 2001, goodwill recorded related to this acquisition was $18.5 million, all deductible for tax purposes over fifteen years. The goodwill is included in total assets of the Men's Apparel Group. CAG's results of operations have been included in the Company's financial statements since the effective date of the acquisition. The following pro forma information is provided for the acquisition assuming it occurred as of December 1, 1999 for fiscal 2000 and December 1, 2000 for fiscal 2001 (in millions, except per share amounts):

                                                               Year Ended
                                                              November 30,
                                                             --------------
                                                              2001    2000
                                                             ------  ------
     Net sales.............................................. $625.2  $724.5
     Net earnings (loss) before taxes and extraordinary item  (20.5)   16.4
     Net earnings (loss)....................................  (12.4)   10.1
     Diluted earnings (loss) per share......................   (.41)    .34

   The pro forma amounts above include $1.5 million of purchase accounting adjustments to state acquired inventories at fair value which were fully reflected as an adjustment to cost of sales for the respective period. The pro forma amounts above for all periods do not include amortization of goodwill. The pro forma amounts above for all periods reflect interest on the purchase price, assuming the acquisition occurred as of December 1, 1999, with interest calculated at the Company's borrowing rate under its Credit Facility for the respective period. The pro forma net earnings (loss) above assume an income tax benefit or provision at the Company's consolidated tax rate of 39.5%. The pro forma amounts above for all periods do not take into consideration certain costs and expenses that were not continued subsequent to the date of acquisition.

   At the effective date, amounts assigned to each major asset and liability caption of the balance sheet, including purchase price adjustments, were as follows (in millions):

                      Assets
                         Cash...................... $ 0.6
                         Accounts receivable.......   6.0
                         Inventories...............  11.0
                         Prepaid expenses..........   0.7
                         Goodwill..................  16.0
                         Other assets..............   0.2
                         Fixed assets..............   0.9
                                                    -----
                             Total assets..........  35.4
                                                    -----
                      Liabilities
                         Accounts payable..........   0.6
                         Accrued expenses..........   5.2
                         Debt assumed..............  11.6
                                                    -----
                             Total liabilities.....  17.4
                                                    -----
                      Purchase Price............... $18.0
                                                    =====

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

   The results of operations of CAG, Coppley and Royal since the date of their respective acquisition are included in the accompanying financial statements.

Financing

   In March 1994, the Company issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering at which time it entered into a then three-year financing agreement providing for a senior credit facility ("Credit Facility") with a group of lenders. The Credit Facility currently provides for maximum revolving borrowings of $200 million (subject to the borrowing base calculations and minimum excess availability requirements), including a $50 million letter of credit sub-facility. The Credit Facility currently is in effect through June 2003.

   During fiscal 1999 and 2000, the Company purchased a total of $23.1 million face value of its Notes. During the second quarter of fiscal 2001, the Company entered into mortgage financings on two if its owned manufacturing facilities. The average interest rate on the mortgages, which have durations of ten and fifteen years, is 7.5%. The $17.4 million proceeds from these mortgages, along with availability under the Credit Facility, were used to repurchase in open market transactions $27.2 million face value of Notes resulting in $34.7 million of Notes outstanding as of November 30, 2001. The extraordinary items for 2000 and 2001 reflected the purchases made at a small discount to par or at par and applicable write-off of issue costs.

   Several amendments to the Company's Credit Facility were completed during fiscal 2001 to address (i) the unfavorable operating performance which required revisions to certain previously established financial covenants which were not achieved, (ii) additional financing resources required related to the CAG acquisition and (iii) financing alternatives regarding the January 15, 2002 maturity of the $34.7 million of outstanding Notes. On August 31, 2001, the Credit Facility was amended to add a new Term Loan facility in the aggregate original principal amount of $15 million with interest at prime plus 5.5%. Proceeds from the term loan were used to repay revolving borrowings under the Credit Facility. Amendments to the Credit Facility dated July 10, 2001 and October 15, 2001 established certain minimum excess borrowing availability levels and required the Company to secure the Credit Facility with substantially all of its respective assets, including real property, equipment and capital stock of its subsidiaries. These amendments also required that the Company obtain (i) by November 26, 2001 a commitment for at least $25 million of junior capital, consisting of either equity or debt junior to the Credit Facility with a funding to be completed by December 14, 2001, and (ii) by December 14, 2001 at least $10 million of net cash proceeds from mortgage loans with respect to certain properties, from asset sales or from the issuance of equity. Additionally, the effective borrowing rate benchmark was increased by 1%. Financial covenants related to debt leverage and debt service coverage, among others, were superceded for periods ending May 31, 2001 and modified for subsequent periods. A minimum cumulative adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant was implemented for the period September 1, 2001 through May 31, 2002 to replace covenants related to debt service coverage and debt leverage that will be reinstated at revised levels effective as of August 31, 2002 and November 30, 2002, respectively.

   The Company did not obtain the commitment for junior capital by November 26, 2001. Alternatively, on December 13, 2001, the Company entered into an amendment under its Credit Facility whereby the requirement to obtain $25 million of junior capital by December 14, 2001 would be satisfied by the completion of an exchange offer for the Company's Notes (under terms satisfactory to the Credit Facility lenders), and the requirement to obtain $10 million of additional liquidity proceeds ($5.8 million of proceeds realized as of January 31, 2002) was extended to June 30, 2002. This amendment also adjusted various covenants under the Credit Facility to reflect current and anticipated business levels and provides borrowing availability which the Company believes under current circumstances will be sufficient to fund its operations after making the cash payments to the holders of the Notes who exchanged their Notes in the exchange offer and pay the unexchanged Notes at maturity were made. The exchange offer was accepted by holders of 91.2% of the Notes and was successfully completed on January 16, 2002. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, $25.3 million of new senior unsecured notes were issued and outstanding and as of that date all of the $34.7 million of Notes have been retired.

   The Credit Facility includes various other events of default and contains certain restrictions on the operation of its business, including covenants pertaining to capital expenditures, asset sales, operating leases and incurrence or existence of additional indebtedness and liens, as well as other customary covenants, representations and warranties, and events of default. The Company is in compliance with all covenants under the Credit Facility and its other borrowing agreements. While the Company expects that it will satisfy the various provisions of its Credit Facility, as amended, and its other borrowing agreements, there can be no assurance that the Company will remain in compliance with its financial covenants.

   At November 30, 2001 and 2000, long term debt, less current maturities, comprised the following (000's omitted):

                                                     2001     2000
                                                   -------- --------
            Borrowings under Credit Facility...... $ 84,976 $ 43,729
            10 7/8% Senior Subordinated Notes, net   34,721   61,900
            Term loan.............................   15,000       --
            Industrial development bonds..........   17,250   17,315
            Mortgages and other debt..............   19,606    2,603
                                                   -------- --------
                                                    171,553  125,547
            Less--current.........................   25,000   15,077
                                                   -------- --------
            Long term debt........................ $146,553 $110,470
                                                   ======== ========

   Industrial development bonds ("IDBs"), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $6.7 million at November 30, 2001. Interest rates on the various borrowing agreements range from 7.25% to 8.5% (average of 7.4% at November 30, 2001 and 7.5% at November 30, 2000). Two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

   Mortgages and other long term debt includes $17.1 million principal amount of mortgages initiated during 2001 as well as the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary due September 1, 2007. Interest rates ranged from 7.5% to 8.5% per annum (average of 7.7% at November 30, 2001 and 8.5% at November 30, 2000).

   Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $2.7 million at November 30, 2001 and $3.9 million at November 30, 2000.

   The approximate principal reductions required during the next five fiscal years, after reflecting the completion of the exchange offer, are as follows:
$9.9 million in 2002; $125.9 million in 2003; $.6 million in 2004; $.7 million in 2005; and $.7 million in 2006.

   On December 1, 1988, The Hartmarx Employee Stock Ownership Plan ("ESOP"), subsequently merged with the Hartmarx Savings-Investment Plan during 2001 and the merged plans are now called the Hartmarx Savings Investment and Employee Stock Ownership Plan ("SIPSOP"), borrowed $15 million from a financial institution and purchased from the Company 620,155 shares of treasury stock at the market value of $24.19 per share. Prior to 1994, the ESOP loan was guaranteed by the Company, and, accordingly, the amount outstanding had been included in the Company's consolidated balance sheet as a liability and shareholders' equity had been reduced for the amount representing unearned employee benefits. In 1994, the Company purchased the remaining interest in the loan from the financial institution holding the ESOP note. Company contributions to the SIPSOP are used to repay loan principal and interest. The common stock is allocated to SIPSOP participants ratably over the term of the loan as the loan principal and interest is repaid or accrued and amounts reflected as unearned employee benefits are correspondingly reduced.

   Information related to loan repayments by the SIPSOP or ESOP are as follows (000's omitted):

                                         2001   2000   1999
                                        ------ ------ ------
                    Principal payments. $1,608 $1,462 $1,331
                    Interest payments..    436    582    714
                                        ------ ------ ------
                    Total loan payments $2,044 $2,044 $2,045
                                        ====== ====== ======

   As of November 30, 2001, 532,986 of the 620,155 shares of common stock owned by the SIPSOP have been allocated to the accounts of the SIPSOP participants. There were 87,169 shares committed to be released, and the fair market value of those unearned SIPSOP shares was approximately $.2 million.

Borrowings Under The Credit Facility

   The following summarizes information concerning borrowings under the Credit Facility (000's omitted):

                                                    2001     2000      1999
                                                  --------  -------  --------
  Outstanding at November 30..................... $ 84,976  $43,729  $ 65,614
  Maximum month end balance during the year......  118,257   91,716   115,500
  Average amount outstanding during the year.....   88,700   72,900    93,800
  Weighted daily average interest rate during the
    year.........................................      7.5%     8.3%      6.6%
  Weighted average interest rate on borrowings at
    November 30..................................      7.0%     8.8%      7.0%

Inventories

   Inventories at fiscal year end were as follows (000's omitted):

                                          November 30
                                   --------------------------
                                     2001     2000     1999
                                   -------- -------- --------
                   Raw materials.. $ 46,227 $ 55,450 $ 58,352
                   Work in process    7,758   15,262   19,269
                   Finished goods.   95,628   96,399   98,593
                                   -------- -------- --------
                                   $149,613 $167,111 $176,214
                                   ======== ======== ========

   The excess of current cost over LIFO costs for inventories valued using LIFO was $32.9 million in 2001, $33.9 million in 2000 and $35.3 at November 30, 1999.

Taxes on Earnings

   The tax (provision) benefit is summarized as follows (000's omitted):

                                            2001    2000    1999
                                           ------  -------  -----
             Federal...................... $   --  $  (324) $ (80)
             State and local..............  1,215     (600)   100
             Foreign......................   (572)  (1,614)  (936)
                                           ------  -------  -----
                    Total current.........    643   (2,538)  (916)
                                           ------  -------  -----
             Federal......................  8,402   (3,248)   (99)
             State and local..............     --       --     --
             Foreign......................     --      181     50
                                           ------  -------  -----
                    Total deferred........  8,402   (3,067)   (49)
                                           ------  -------  -----
             Total tax (provision) benefit $9,045  $(5,605) $(965)
                                           ======  =======  =====

   The difference between the tax (provision) benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to pre-tax income (loss), taking into account the applicability of enacted tax rate changes, is summarized as follows (000's omitted):

                                                        2001     2000     1999
                                                      --------  -------  ------
Earnings (loss) before taxes and extraordinary item:
   United States..................................... $(24,431) $10,515  $  505
   Foreign...........................................    1,526    3,675   2,040
                                                      --------  -------  ------
                                                      $(22,905) $14,190  $2,545
                                                      ========  =======  ======
Tax (provision) benefit computed at statutory rate... $  7,788  $(4,825) $ (865)
State and local taxes on earnings, net of federal tax
  benefit............................................      802     (396)     66
Foreign..............................................      (53)    (198)    (82)
Other--net...........................................      508     (186)    (84)
                                                      --------  -------  ------
Total tax (provision) benefit........................ $  9,045  $(5,605) $ (965)
                                                      ========  =======  ======

   At November 30, 2001 and 2000, there was no valuation allowance offsetting the deferred tax asset as the Company has concluded it is more likely than not that the deferred tax asset would be fully realized. The net tax asset recorded considers recent earnings history plus amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

   At November 30, 2001, the Company had a net deferred tax asset of $63.2 million comprised of deferred tax assets of $75.3 million less deferred tax liabilities aggregating $12.1 million. The principal deferred tax assets included operating loss carryforwards of $45.0 million, alternative minimum tax credit carryforwards ("AMT") and other tax credit carryforwards of $6.2 million and $24.1 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes (including allowance for bad debts, accrued vacation and capitalization of certain inventory costs for tax purposes). Deferred tax liabilities included excess tax over book depreciation of $1.3 million and $5.9 million related to employee benefits, principally pensions.

   At November 30, 2000, the Company had a net deferred tax asset of $52.9 million comprised of deferred tax assets of $67.2 million less deferred tax liabilities aggregating $14.3 million. The principal deferred tax assets included net operating loss carryforwards of $38.6 million, AMT and other tax credit carryforwards of $6.4 million and $22.2 million attributable to expenses deducted in the financial statements not currently deductible for tax purposes. Deferred tax liabilities included excess tax over book depreciation of $1.5 million and $7.1 million related to employee benefits, principally pensions.

   As of November 30, 2001, the Company had approximately $129 million of tax operating loss carryforwards available to offset future income tax liabilities. In general, the substantial portion of such carryforwards must be utilized within fifteen years of incurring the net operating loss; the loss carryforwards for years prior to 2001 expire from 2007 to 2010; the estimated $5 million of tax operating losses attributable to the fiscal year ended November 30, 2001 will be available for utilization through November 30, 2021. AMT tax credit carryforwards of $6.0 million can be carried forward indefinitely.

Commitments and Contingencies

   The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

   At November 30, 2001, total minimum rentals under noncancellable operating leases were as follows (000's omitted):

                       Years                      Amount
                       -----                     --------
                       2002..................... $ 10,448
                       2003.....................    9,973
                       2004.....................    9,266
                       2005.....................    8,414
                       2006.....................    7,538
                       Thereafter...............   56,054
                                                 --------
                       Total minimum rentals due $101,693
                                                 ========

   Rental expense, including rentals under short term leases, aggregated $11.4 million, $9.8 million and $10.7 million in fiscal 2001, 2000 and 1999, respectively.

   Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments as part of the minimum rentals.

   At November 30, 2001, the Company had outstanding $21.7 million of letters of credit relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating $8.3 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations.

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

Employee Benefits

  Pension Plans

   The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $.2 million in 2001, $.3 million in 2000 and $.2 million in 1999. The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans. Effective as of October 1, 1998, certain current pension costs and obligations related to current, terminated vested and retired employees of a multi-employer plan were assumed by the Company's single employer plan.

   The Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees and certain union employees who have elected to participate in the plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years ($170,000 limitation for 2001).

   Company contributions, if any, are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. There were no employer contributions made or allowed under existing tax laws and regulations in each of the three years ended November 30, 2001.

   Components of net periodic pension expense for the three years ended November 30, 2001 were as follows (000's omitted):

                                           2001      2000      1999
                                         --------  --------  --------
          Service cost.................. $  5,468  $  5,792  $  6,537
          Interest cost.................   14,136    13,493    12,788
          Expected return on plan assets  (16,148)  (17,521)  (17,649)
          Recognized net actuarial gain.       --    (1,233)   (1,108)
          Net amortization..............    3,363     3,723     2,459
                                         --------  --------  --------
          Net periodic pension expense.. $  6,819  $  4,254  $  3,027
                                         ========  ========  ========

   The above amounts are prior to consideration of periodic pension expense of $.3 million in 2001, $1.1 million in 2000 and $1.7 million in 1999 related to the Company's non-qualified supplemental pension plan covering certain employees providing for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan but for the limitations imposed by income tax regulations. Service cost in each year for this non-qualified plan was $.3 million, $.4 million and $.7 million, respectively; interest cost in each year was $.4 million, $.7 million and $.7 million, respectively; and actuarial (gain) or loss was $(.4) million in 2001 and $.3 million in 1999. The related amounts reflected in the consolidated balance sheet at November 30, 2001 and 2000 were $9.8 million and $9.9 million, respectively, net of assets of $.9 million and $.7 million, respectively.

   Plan assets consist primarily of publicly traded common stocks, corporate debt instruments and units of trust funds in a trust administered by the Trustee of the plan. At November 30, 2001, the plan assets of $168.2 million included 4,337,399 shares of the Company's stock with a market value of approximately $7.8 million.

   The following sets forth the information related to the change in the benefit obligation and change in plan assets of the principal pension plan at November 30 (000's omitted):

                                                           November 30,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
     Change in Benefit Obligation
        Benefit obligation at beginning of year........ $192,147  $187,004
        Service cost...................................    5,468     5,792
        Interest cost..................................   14,136    13,493
        Actuarial (gain) or loss.......................   16,705    (2,000)
        Benefits paid..................................  (13,272)  (12,142)
                                                        --------  --------
        Benefit obligation at end of year..............  215,184   192,147
                                                        --------  --------

     Change in Plan Assets
        Fair value of plan assets at beginning of year.  186,960   201,071
        Actual return on plan assets...................   (5,435)   (1,969)
        Benefits paid..................................  (13,272)  (12,142)
                                                        --------  --------
        Fair value of plan assets at end of year.......  168,253   186,960
                                                        --------  --------
        Funded status..................................  (46,931)   (5,187)
        Unrecognized net actuarial (gain) or loss......   22,424   (15,864)
        Unrecognized prior service cost................   48,810    52,173
                                                        --------  --------
        Prepaid benefit cost........................... $ 24,303  $ 31,122
                                                        ========  ========

                                                          2001  2000
                                                          ----- -----
           Weighted-Average Assumptions as of November 30
              Discount rate.............................. 6.75% 7.50%
              Expected return on plan assets............. 8.75% 8.75%
              Rate of compensation increase.............. 4.25% 5.00%

  Savings Investment and Employee Stock Ownership Plans

   The Company offers a qualified defined contribution plan, the Hartmarx Savings-Investment and Employee Stock Ownership Plan ("SIPSOP"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIPSOP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Participation in SIPSOP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made based on the employee's level of participation, and is invested in common stock of the Company, although most participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Effective July 1, 1998, the employer contribution was one-fourth of the first, second and third 1% of earnings and one-tenth thereafter. Effective July 1, 1999, the employer contribution was increased to one-fourth of the first 6% of earnings contributed by the employee. Effective July 1, 2000, the employer contribution was increased to thirty percent of the first 6% of earnings contributed by the employee. Effective July 1, 2001, the employer contribution was increased to thirty-five percent of the first 6% of earnings contributed by the employee. The Company's expense is based upon the principal and interest payments on the loan, the dividends, if any, on unallocated shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense was $1.4 million in 2001, $1.4 million in 2000 and $1.3 million in 1999. The Company's annual contributions were $2.0 million in each of the respective years. At November 30, 2001, the assets of SIPSOP funds had a market value of approximately $57.5 million, of which approximately $4.5 million was invested in 2,486,805 shares of the Company's common stock.

  Health Care and Post Retirement Benefits

   Certain of the Company's subsidiaries make contributions to multi-employer union health and welfare funds pursuant to collective bargaining agreements. These payments are based upon wages paid to the Company's active union employees. Health and insurance programs are also made available to non-union active employees and their eligible dependents.

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

Stock Option Plans and Restricted Stock

   The Company has in effect the 1985 Stock Option Plan ("1985 Plan"), the 1988 Stock Option Plan ("1988 Plan"), the 1995 Incentive Stock Plan ("1995 Plan") and the 1998 Incentive Stock Plan ("1998 Plan") under which officers, key employees and directors (with respect to the 1988 Plan) may be granted options to purchase the Company's common stock at prices equal to or exceeding the fair market value at the date of grant. Generally, options under the 1985 Plan are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after the date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after the date of grant for participants employed by the Company for at least five years. Options granted under the 1988 Plan, 1995 Plan and 1998 Plan have exercise provisions similar to the 1985 Plan, although some grants become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date. No additional grants will be made under the 1985, 1988 and 1995 Plans. Following the stockholder adoption of the 1998 Incentive Stock Plan in April 1998, shares covered by grants or awards under the terms of the 1985, 1988 or 1995 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 1998 Plan and will be made available for grants under the 1998 Plan. Options granted under the 1998 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors. Under certain circumstances, vesting may be accelerated for options granted under the various plans.

   The 1988, 1995 and 1998 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder to receive a combination of stock and cash equal to the gain in market price from the grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash; the cash payment under the 1995 Plan and the 1998 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights associated with options outstanding at November 30, 2001, 2000 or 1999. The 1995 and 1998 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

   Information regarding employee stock option activity for the three years ended November 30, 2001 is as follows:

                                                         Price Per Share
                                                     ------------------------
                                         Number of                   Weighted
                                          Shares          Range      Average
                                         ----------  --------------- --------
  Balance at November 30, 1998..........  2,797,181  $5.25 to $16.00  $6.42
     Granted............................    498,250  $3.84 to $5.66   $5.42
     Expired or terminated..............    (55,247) $5.25 to $8.09   $6.35
                                         ----------
  Balance at November 30, 1999..........  3,240,184  $3.84 to $16.00  $6.27
     Granted............................    800,750  $2.50 to $3.84   $3.30
     Exercised..........................         --
     Expired or terminated..............   (564,458) $3.84 to $16.00  $5.72
                                         ----------
  Balance at November 30, 2000..........  3,476,476  $2.50 to $8.09   $5.66
     Granted............................      5,000  $2.59            $2.59
     Surrendered, expired or terminated. (1,645,611) $2.50 to $8.09   $6.78
                                         ----------
  Balance at November 30, 2001..........  1,835,865  $2.50 to $8.09   $4.65
                                         ==========

   In accordance with a voluntary stock option surrender program approved by the Company's shareholders in April 2001, 97 optionees voluntarily surrendered 1,507,000 options having an exercise price of $5.53 or higher.

   There were no weighted average shares outstanding used in the calculation of diluted earnings per share for the year ended November 30, 2001. At November 30, 2001, 2,643,865 shares were reserved for options and restricted stock awards outstanding, and 1,771,939 shares were available for future stock options and/or restricted stock awards (75,688 shares available at November 30, 2000).

   Information on exercisable employee stock options at each date is as follows:

                                         Options   Average
                     Date              Exercisable  Price
                     ----              ----------- -------
                     November 30, 2001  1,633,470   $4.71
                     November 30, 2000  2,523,461   $6.44
                     November 30, 1999  2,632,178   $6.44

   Information on employee stock options outstanding and exercisable at November 30, 2001 is as follows:

                                    Weighted Average
                                    ----------------
                                    Remaining                    Weighted
                          Number     Life in           Number    Average
        Range of Prices Outstanding   Years    Price Exercisable  Price
        --------------- ----------- ---------  ----- ----------- --------
        $2.50 to $5.25.  1,513,626     5.6     $4.20  1,311,231   $4.20
        $5.53 to $8.09.    322,239     3.5      6.81    322,239    6.81
                         ---------             -----  ---------   -----
                         1,835,865             $4.65  1,633,470   $4.71
                         =========             =====  =========   =====

   Information regarding long term incentive restricted stock plan awards pursuant to the 1995 Plan and 1998 Plan for the three years ended November 30, 2001 is as follows:

                                                  Price Per Share
                                      Number   ----------------------
                                     of Shares Average     Range
                                     --------- ------- --------------
           Balance November 30, 1998  453,000   $7.43  $5.94 to $8.09
           Granted..................  175,750   $5.53  $5.53
                                      -------
           Balance November 30, 1999  628,750   $6.90  $5.53 to $8.09
           Granted..................  249,250   $3.18  $2.50 to $3.84
           Vested...................  (11,500)  $7.06  $5.53 to $8.09
           Cancelled................  (10,000)  $6.81  $5.53 to $8.09
                                      -------
           Balance November 30, 2000  856,500   $5.82  $2.50 to $8.09
           Cancelled................  (48,500)  $6.44  $2.50 to $8.09
                                      -------
           Balance November 30, 2001  808,000   $5.78  $2.50 to $8.09
                                      =======

   The vesting threshold for restricted stock awards outstanding is as follows:

                    Number of  Vesting
                     Shares   Threshold Latest Vesting Date
                    --------- --------- -------------------
                     102,500.  $ 9.00    July 8, 2006
                     120,500.  $11.50    July 8, 2007
                     183,000.  $12.50    April 8, 2008
                     159,250.  $ 9.00    January 18, 2009
                     116,750.  $ 7.52    November 30, 2009
                       7,500.  $ 7.52    February 21, 2010
                     118,500.  $ 4.25    October 15, 2010

All of the above awards vest at the earliest of ten years from the date of grant, retirement at age 65, the Company's stock price exceeding or, in some cases, equaling or exceeding the vesting threshold price for thirty consecutive calendar days, as shown above, or as otherwise authorized by the Compensation and Stock Option

Committee of the Board of Directors. As of November 30, 2001, 11,500 of the awards had vested. Expense is being recognized over the anticipated vesting period of the awards.

   The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for a possible annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the market value of a share on the date of the annual meeting. In 2001 and 2000, DSOs and DDSAs were not awarded to non-employee directors. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 2001 is as follows:

                                  2001            2000            1999
                             --------------- --------------- ---------------
                                      Avg.            Avg.            Avg.
                             Shares   Price  Shares   Price  Shares   Price
                             -------  ------ -------  ------ -------  ------
   Balance beginning of year 281,369  $ 3.52 289,880  $ 3.73 274,555  $ 4.85
   Granted:
      Fair Market Value.....      --      --      --      --  36,882    4.88
      $1.00 Option..........      --      --      --      --  20,619    1.00
      DDSA..................      --      --      --      --  36,882      --
   Exercises:
      Fair Market Value.....      --      --      --      --      --      --
      $1.00 Option..........  (3,110)   1.00  (2,556)   1.00 (42,221)   1.00
      DDSA..................  (8,351)     --      --      --      --      --
   Expired:
      Fair Market Value.....  (7,140)  12.25  (5,955)  14.69 (36,837)  11.08
                             -------  ------ -------  ------ -------  ------
   Balance end of year...... 262,768  $ 3.43 281,369  $ 3.52 289,880  $ 3.73
                             =======  ====== =======  ====== =======  ======

At November 30, 2001, 41,726 shares were available for future DSOs and DDSAs.
   The weighted average fair value of options granted was estimated to be $1.28, $1.68 and $2.68 in 2001, 2000 and 1999, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data from December 1, 1992 (25% to 39%), the first day of the fiscal year subsequent to the Company's 1992 restructuring, and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (4.81% to 6.62%). The expected lives are between five and ten years, and no dividends are assumed.

   Pro-forma information related to stock based compensation is as follows (in millions):

                                                      2001   2000 1999
                                                     ------  ---- ----
         Additional compensation expense............ $  0.4  $1.4 $1.8
         Pro forma net earnings (loss)..............  (14.2)  7.8  0.5
         Pro forma diluted earnings (loss) per share   (.47)  .27  .02

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

Restructuring Charge

   During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to the weak sales of apparel at retail and reduced consumer confidence. These actions included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center, and several administrative offices, the early voluntary retirement programs and other administrative workforce reductions. Accordingly, the accompanying statement of earnings reflects a restructuring charge of $11.6 million for the twelve months ended November 30, 2001, which includes costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities, and the writedown of fixed assets to estimated fair values for facilities closed or to be closed.

   The $11.6 million restructuring charge and remaining liability balance at November 30, 2001 consisted of the following (000's omitted):

                                               Lease
                                            Termination    Write
                                  Severance and Facility  Down of
                                     and      Closing    Long-lived
                                  Benefits     Costs       Assets    Total
                                  --------- ------------ ---------- -------
     Provision during 2001.......  $ 4,315     $3,623      $3,687   $11,625
                                                           ======   =======
     Payments during 2001........   (3,150)      (196)
                                   -------     ------
     Balance at November 30, 2001  $ 1,165     $3,427
                                   =======     ======

   In addition to the amounts included in the restructuring charge noted above, certain other non-recurring costs are reflected in the cost of goods sold and operating expenses caption of the accompanying statement of earnings for the twelve months ended November 30, 2001. Generally accepted accounting principles require that certain of the non-recurring costs associated with the business enhancement actions, including inventory dispositions and other costs associated with operations being eliminated, be included in the cost of sales and operating expense captions in the accompanying Consolidated Statement of Earnings.

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

   Information on the Company's operations for the three years ended November 30, 2001 is summarized as follows (in millions):

                                                     Men's  Women's
                                                    Apparel Apparel
2001                                                 Group   Group   Adj.   Consol.
----                                                ------- ------- ------  -------
Sales.............................................. $547.4   $54.2  $   --  $601.6
Earnings (loss) before taxes and extraordinary item    2.6     3.4   (28.9)  (22.9)
Total assets at year end...........................  318.2    37.5    99.7   455.4
Depreciation and amortization......................    6.0     0.6     0.2     6.8
Property additions.................................    8.8     0.9     0.1     9.8

                                                     Men's  Women's
                                                    Apparel Apparel
2000                                                 Group   Group   Adj.   Consol.
----                                                ------- ------- ------  -------
Sales.............................................. $619.8   $60.8  $   --  $680.6
Earnings (loss) before taxes and extraordinary item   36.9     5.7   (28.4)   14.2
Total assets at year end...........................  314.9    32.8    90.8   438.5
Depreciation and amortization......................    6.2     0.6     0.3     7.1
Property additions.................................    3.9     0.4     0.2     4.5

                                        Men's  Women's
                                       Apparel Apparel
         1999                           Group   Group   Adj.   Consol.
         ----                          ------- ------- ------  -------
         Sales........................ $672.6   $54.2  $   --  $726.8
         Earnings (loss) before taxes.   37.9     5.7   (41.1)    2.5
         Total assets at year end.....  338.8    28.1    92.8   459.7
         Depreciation and amortization    6.3     0.5     0.3     7.1
         Property additions...........    7.0     0.6     0.2     7.8

   During the years ended November 30, 2001, 2000 and 1999, there were no intergroup sales, and there was no change in the basis of measurement of group earnings or loss.

   Operating expenses incurred by the Company in generating sales are charged to the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

   The Men's Apparel Group amounts for 2001 include various non-recurring costs associated with the wind-up of operations affecting moderate tailored clothing product categories, along with other production facility and administrative office closings, employee severance and writedowns to state assets at estimated fair values. These non-recurring costs include $9.5 million of restructuring charges plus additional amounts reflected in the cost of sales and operating expense captions in the accompanying Consolidated Statement of Earnings for fiscal 2001.

   Amounts included in the "adjustment" column for earnings before taxes and extraordinary item consist principally of interest expense and general corporate expenses. The 2001 earnings before tax amount also includes $2.1 million restructuring charge. The 1999 earnings before tax amount also includes the pre-tax non-cash charge of $11.2 million. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties. Adjustments of depreciation and amortization and net property additions are for corporate properties. The Men's Apparel Group total assets include goodwill related to acquisitions.

Quarterly Financial Summary (Unaudited)

   Selected quarterly financial and common share information for each of the four quarters in fiscal 2001 and 2000 is as follows (000's omitted):

                                          First      Second    Third    Fourth
                                         Quarter   Quarter(2) Quarter   Quarter
                                         --------  ---------- --------  --------
2001(1)
Sales................................... $141,157   $146,078  $159,692  $154,658
Gross profit............................   39,344     39,340    38,245    39,726
Loss before taxes and extraordinary item   (1,480)    (6,880)  (10,935)   (3,610)
Net loss before extraordinary item......     (895)    (4,160)   (6,620)   (2,185)
Net loss................................     (895)    (4,229)   (6,620)   (2,185)
Loss per share (basic and diluted)......
   Before extraordinary item............     (.03)      (.14)     (.22)     (.07)
   After extraordinary item.............     (.03)      (.14)     (.22)     (.07)
2000
Sales...................................  163,189    172,452   175,316   169,690
Gross profit............................   43,039     46,895    47,814    52,148
Earnings before taxes and extraordinary
  items.................................    1,810      2,010     4,815     5,555
Net earnings before extraordinary items.    1,120      1,245     2,990     3,230
Net earnings............................    1,120      1,472     2,990     3,230
Earnings per share (basic and diluted):
   Before extraordinary item............      .04        .04       .10       .11
   After extraordinary item.............      .04        .05       .10       .11

--------
(1) 2001 results include restructuring charges as follows:

                                                     Per
                                     Pre-Tax  Net   Share
                                     ------- ------ -----
                      First Quarter. $   595 $  360 $.01
                      Second Quarter   2,013  1,218  .04
                      Third Quarter.   5,892  3,565  .12
                      Fourth Quarter   3,125  1,890  .06
                                     ------- ------ ----
                                     $11,625 $7,033 $.23
                                     ======= ====== ====

   Certain costs included in the determination of gross profit in the first and second quarter have been reclassified as a component of the restructuring charge.
(2) The second quarter of 2001 included a $.1 million extraordinary loss related to the purchase of the Company's 10 7/8% Senior Subordinated Notes. The second quarter of 2000 included a $.2 million or $.01 per share extraordinary gain related to the purchase of Senior Subordinated Notes.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   Information contained under the caption "Information About Nominees For Directors" on pages 2 to 3 of the Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

   Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Annual Report on Form 10-K.

Item 11--Executive Compensation

   Information contained under the caption "Executive Officer Compensation" on pages 7 to 10 and "Information about Nominees for Directors" on pages 2 to 3 of the Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   Information contained in the Proxy Statement for the 2002 Annual Meeting under the captions "Security Ownership of Directors and Officers" on pages 17 and 18 and "Ownership of Common Stock" on pages 19-20 is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions

   Information contained in the Proxy Statement for the 2002 Annual Meeting under the caption "Information About Nominees for Directors" on pages 2 to 3 is incorporated herein by reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

      Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 21 are filed as part of this Annual Report.

   (a)(2) Financial Statement Schedule

      Financial Statement Schedule for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 21 are filed as part of this Annual Report.

                                                  Page
                                                  ----
                         (a)(3) Index to Exhibits  46

   (b) Reports on Form 8-K

      On October 11, 2001, the Company filed a Form 8-K/A related to the acquisition of Consolidated Apparel Group, L.L.C.

                             HARTMARX CORPORATION

                               Index to Exhibits

 Exhibit
 No. and
Applicable
Section of
  601 of
Regulation
   S-K
----------
 *2-A      Purchase Agreement dated August 10, 2001 by and among CAG Acquisition Corp., Consolidated
             Apparel Group, LLC and Perry Wolfman (Exhibit 2.1 to the Current Report on Form 8-K filed
             August 17, 2001).

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

   4-A-1   First Amendment to Amended and Restated Rights Agreement dated as of December 6, 2001 between the Company and First Chicago Trust Company of New York.

  4-B      Indenture, dated as of January 16, 2002, between the Company and Bank One, Columbus, N.A.,
             Trustee, relating to the 12.5% Senior Unsecured Notes due 2003 of Hartmarx Corporation.

 *4-B-1    Indenture, dated as of March 15, 1994, between the Company and Bank One Wisconsin Trust
             Company, N.A., Trustee, relating to the 10 7/8% Senior Subordinated Notes due 2002 of
             Hartmarx Corporation (Exhibit 4-D to Form 10-Q for the quarter ended February 28, 1994), (1).

 *4-B-2    Instrument of Resignation, Appointment and Acceptance, dated July 31, 1995, accepting the resignation of Bank One Wisconsin Trust Company, N.A. and appointing Bank One Columbus,
             N.A. as successor Paying Agent, Registrar and Trustee under the Indenture (Exhibit 4-B-1 to
             Form 10-K for the year ended November 30, 1995), (1).

  4-B-3    First Supplemental Indenture, dated as of October 30, 2001, between the Company and Bank One,
             Columbus, N.A., relating to the 10 7/8% Senior Subordinated Notes due 2002 of Hartmarx
             Corporation.

 *4-C      Amended and Restated Credit Agreement, dated as of August 18, 1999, among the Company, the
             Lenders listed therein and General Electric Capital Corporation, as Managing Agent and
             Collateral Agent (Exhibit 4-C to Form 10-Q for the quarter ended August 31, 1999), (1).

 Exhibit
 No. and
Applicable
Section of
  601 of
Regulation
   S-K
----------
 *4-C-1    First Amendment to the Amended and Restated Credit Agreement dated November 21, 2000.
             (Exhibit 4-C-1 to Form 10-K for the year ended November 30, 2001), (1).

 *4-C-2    Second Amendment to the Amended and Restated Credit Facility dated February 28, 2001 (Exhibit
             4-C-2 to Form 10-Q for the period ended February 28, 2001), (1).

 *4-C-3    Third Amendment to the Amended and Restated Credit Facility dated July 10, 2001 (Exhibit 4-C-3 to Form 10-Q for the period ended May 31, 2001), (1).

 *4-C-4    Fourth Amendment to the Amended and Restated Credit Facility dated August 9, 2001 (Exhibit
             4-C-4 to Form 10-Q for the period ended August 31, 2001), (1).

 *4-C-5    Fifth Amendment to the Amended and Restated Credit Facility dated August 31, 2001 (Exhibit
             4-C-5 to Form 10-Q for the period ended August 31, 2001), (1).

 *4-C-6    Sixth Amendment to the Amended and Restated Credit Facility dated October 15, 2001 (Exhibit
             4-C-6 to Form 10-Q for the period ended August 31, 2001), (1).

  4-C-7    Seventh Amendment to the Amended and Restated Credit Facility dated December 13, 2001.

 *10-A     1998 Incentive Stock Plan (Exhibit A to Proxy Statement of the Company relating to the 1998
             Annual Meeting), (1). **

 *10-A-1   1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy Statement of the Company
             relating to the 1995 Annual Meeting), (1). **

 *10-B     Description of Hartmarx Management Incentive Plan (Information to be included under the caption
             "REPORT OF THE COMPENSATION COMMITTEE--Executive Compensation Program--
             Short-Term Incentives" on pages 11 and 12 in the Proxy Statement of the Company relating to the 2002 Annual Meeting), (1). **

 *10-C     Description of Hartmarx Long Term Incentive Plan (Information to be included under the caption
             "REPORT OF THE COMPENSATION COMMITTEE--Executive Compensation Program--
             Long-Term Incentives" on page 12 in the Proxy Statement of the Company relating to the 2002
             Annual Meeting), (1). **

 *10-D-1   Form of Deferred Compensation Agreement, as amended, between the Company and Directors
             Farley, Jacobs and Marshall (Exhibit 10-D-1 to Form 10-K for the year ended November 30,
             1993), (1). **

 *10-D-2   Form of First Amendment to Director Deferred Compensation Agreement between the Company and Directors Farley, Jacobs and Marshall (Exhibit 10-D-2 to Form 10-K for the year ended
             November 30, 1994), (1). **

 *10-E-1   Form of Deferred Compensation Agreement, as amended, between the Company and Messrs.
             Hand, Patel, Morgan, Proczko and Ms. Valentine (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993), (1). **

 *10-E-2   Form of First Amendment to Executive Deferred Compensation Agreement between the Company and Messrs. Hand, Patel, Morgan, Proczko and Ms. Valentine (Exhibit 10-E-2 to Form 10-K for
           the year ended November 30, 1994), (1). **

 Exhibit
 No. and
Applicable
Section of
  601 of
Regulation
   S-K
----------

 *10-F-1   Employment Agreement dated August 1, 1996 between the Company and Elbert O. Hand, amended and restated effective November 27, 2000 (Exhibit 10-F-1 to Form 10-K for the year ended November 30, 2000), (1). **
 *10-F-2   Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-F-2 to Form 10-K for the year ended
             November 30, 2000), (1). **

 *10-F-3   Employment Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-F-3 to Form 10-K for the year ended November 30, 2000), (1). **

 *10-G-1   Severance Agreement dated August 1, 1996 between the Company and Elbert O. Hand, amended and restated effective November 27, 2000 (Exhibit 10-G-1 to Form 10-K for the year ended
             November 30, 2000), (1). **

 *10-G-2   Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-G-2 to Form 10-K for the year ended
             November 30, 2000), (1). **

 *10-G-3   Severance Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-G-3 to Form 10-K for the year ended November 30, 2000), (1). **

 *10-G-4   Form of Severance Agreement between the Company and Executive Officers Taras R. Proczko,
             Linda J. Valentine and Andrew A. Zahr (Exhibit 10-G-7 to Form 10-K for the year ended
             November 30, 2000), (1). **

 *10-H-1   Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Elbert O. Hand (Exhibit 10-H-1 to Form 10-K for the year ended November 30, 1999),
             (1). **

 *10-H-2   First Amendment to Supplemental Benefit Compensation Agreement between the Company and
             Elbert O. Hand, effective November 27, 2000 (Exhibit 10-H-2 to Form 10-K for the year ended
             November 30, 2000), (1). **

 *10-H-3   Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Homi B. Patel (Exhibit 10-H-2 to Form 10-K for the year ended November 30, 1999),
             (1). **

 *10-H-4   First Amendment to Supplemental Benefit Compensation Agreementbetween the Company and
             Homi B. Patel, effective November 27, 2000 (Exhibit 10-H-4 to Form 10-K for the year ended
             November 30, 2000), (1). **

 *10-I     Form of Indemnity Agreement between the Company and Directors Bakhsh, Cole, Farley, Hand,
             Jacobs, Marshall, Patel, Rohlfs, Scott and Strubel (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1993), (1). **

 *10-J-1   Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **

 *10-J-2   Deferred Compensation Plan effective January 1, 2001 (Exhibit 10-J-2 to Form 10-K for the year ended December 30, 2000), (1). **

  10-J-3   Deferred Compensation Plan effective January 1, 2002. **

    Exhibit
    No. and
   Applicable
   Section of
     601 of
   Regulation
      S-K
   ----------

       12     Statement of Computation of Ratios.

       21     Subsidiaries of the Registrant.

       23     Consent of Independent Accountants.

       24     Powers of Attorney, as indicated on page    of this Form 10-K.

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

                             HARTMARX CORPORATION
                                 (Registrant)

     By: /S/  GLENN R. MORGAN        and By: /S/  TARAS R. PROCZKO
     -----------------------------       -------------------------------
      Glenn R. Morgan                     Taras R. Proczko
      Executive Vice President and        Senior Vice President, General
      Chief Financial Officer             Counsel and Secretary

Date: February 26, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               ELBERT O. HAND*               HOMI B. PATEL*
          --------------------------    --------------------------
               Elbert O. Hand                 Homi B. Patel
          Chairman, Chief Executive     President, Chief Operating
              Officer, Director             Officer, Director

            SAMAUAL A.T. BAKHSH*            CHARLES MARSHALL*
          --------------------------    --------------------------
            Samaual A.T. Bakhsh,        Charles Marshall, Director
                  Director

              JEFFREY A. COLE*             MICHAEL B. ROHLFS*
          --------------------------    --------------------------
          Jeffrey A. Cole, Director        Michael B. Rohlfs,
                                                Director

             RAYMOND F. FARLEY*             STUART L. SCOTT*
          --------------------------    --------------------------
             Raymond F. Farley,         Stuart L. Scott, Director
                  Director

              DONALD P. JACOBS*             ELLA D. STRUBEL*
          --------------------------    --------------------------
          Donald P. Jacobs, Director    Ella D. Strubel, Director

              GLENN R. MORGAN*               ANDREW A. ZAHR*
          --------------------------    --------------------------
               Glenn R. Morgan               Andrew A. Zahr
          Executive Vice President,        Vice President and
           Chief Financial Officer             Controller
                                          Principal Accounting
                                                 Officer

          By: /S/  GLENN R. MORGAN      By: /S/  TARAS R. PROCZKO
             -----------------------       -----------------------
             Glenn R. Morgan               Taras R. Proczko
--------
   *Pursuant to Power of Attorney

Date: February 26, 2002

                             HARTMARX CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            FOR FISCAL YEARS ENDED NOVEMBER 30, 2001, 2000 and 1999
                                (000's Omitted)

                                              Reserve for Doubtful Accounts
                                              Fiscal Year Ended November 30,
                                              -----------------------------
                                                2001         2000     1999
                                               -------     -------  -------
       Balance at beginning of year.......... $ 7,770      $ 8,639  $ 8,210
       Charged to costs and expenses.........   3,688        1,493    1,769
       Deductions from reserves (1)..........  (1,586)      (2,362)  (1,926)
       Reserve related to acquired businesses     463           --      586
                                               -------     -------  -------
       Balance at end of year................ $10,335      $ 7,770  $ 8,639
                                               =======     =======  =======

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.