Form 10-Q
period 2002-02-28
HARTMARX CORP/DE
filed 2002-04-09
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------


                                 FORM 10-Q

(Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     X                OF THE SECURITIES EXCHANGE ACT OF 1934
 --------

                   For quarterly period ended February 28, 2002

                                     or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
 --------
                  For the transition period from ____________ to ____________


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


At March 31, 2002 there were 33,774,122 shares of the Company's common stock outstanding.





                                         HARTMARX CORPORATION


                                                 INDEX

                                                                                            Page
                                                                                            Number
                                                                                            ------
Part I - FINANCIAL INFORMATION
    Item 1.      Financial Statements

                 Unaudited Consolidated Statement of Earnings
                 for the three months ended February 28, 2002
                 and February 28, 2001.                                                        3

                 Unaudited Condensed Consolidated Balance Sheet
                 as of February 28, 2002, November 30, 2001 and
                 February 28, 2001.                                                            4

                 Unaudited Condensed Consolidated Statement of
                 Cash Flows for the three months ended February 28, 2002
                 and February 28, 2001.                                                        6

                 Notes to Unaudited Consolidated Financial Statements.                         7


    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.                               12

    Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   16



Part II - OTHER INFORMATION

    Item 2.      Changes in Securities and Use of Proceeds                                    16

    Item 6.      Exhibits and Reports on Form 8-K                                             17




    Signatures                                                                                17






                                          Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              HARTMARX CORPORATION
                                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                                 (000's Omitted)


                                                                          Three Months Ended February 28,
                                                                     ------------------------------------------
                                                                          2002                      2001
                                                                     ----------------          ----------------
Net sales                                                            $      139,621            $      141,157
Licensing and other income                                                      809                       684
                                                                     ----------------          ----------------
                                                                            140,430                   141,841
                                                                     ----------------          ----------------
Cost of goods sold                                                          101,484                   101,813
Selling, general and administrative expenses                                 35,661                    37,638
                                                                     ----------------          ----------------
                                                                            137,145                   139,451
                                                                     ----------------          ----------------
Earnings before restructuring charge, interest and taxes                      3,285                     2,390
Restructuring charge                                                              -                       595
                                                                     ----------------          ----------------
Earnings before interest and taxes                                            3,285                     1,795
Interest expense                                                              4,170                     3,275
                                                                     ----------------          ----------------

Loss before taxes                                                              (885)                   (1,480)
Tax benefit                                                                     350                       585
                                                                     ----------------          ----------------

Net loss                                                             $         (535)           $         (895)
                                                                     ================          ================

Basic and diluted loss per share                                     $         (.02)           $         (.03)
                                                                     ================          ================

Dividends per common share                                           $             -           $            -
                                                                     ================          ================

Basic and diluted average shares outstanding                                  32,012                    29,833
                                                                     ================          ================



                      (See accompanying notes to unaudited consolidated financial statements)





                                              HARTMARX CORPORATION
                                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                     ASSETS
                                                 (000's Omitted)



                                                                Feb. 28,           Nov. 30,            Feb. 28,
CURRENT ASSETS                                                    2002               2001                2001
                                                              -------------       ------------       -------------
     Cash and cash equivalents                                $     3,054         $    1,555         $     1,087

     Accounts receivable, less allowance
         for doubtful accounts of $10,030,
         $10,335 and $8,303                                        146,718            143,261             143,192

     Inventories                                                   127,305            149,613             175,385

     Prepaid expenses                                               10,587              8,293               8,852

     Recoverable and deferred income taxes                          19,900             19,900              17,899
                                                              -------------       ------------       -------------

         Total current assets                                      307,564            322,622             346,415
                                                              -------------       ------------       -------------

INVESTMENTS AND OTHER ASSETS                                        52,132             53,740              36,837
                                                              -------------       ------------       -------------

DEFERRED INCOME TAXES                                               44,588             43,304              36,267
                                                              -------------       ------------       -------------

PROPERTIES

     Land                                                            2,008              2,008               2,291

     Buildings and building improvements                            36,688             36,565              43,046

     Furniture, fixtures and equipment                             102,295            102,314             107,625

     Leasehold improvements                                         24,474             23,786              19,063
                                                              -------------       ------------       -------------

                                                                   165,465            164,673             172,025

     Accumulated depreciation and amortization                    (130,241)          (128,982)           (136,372)
                                                              -------------       ------------       -------------

         Net properties                                             35,224             35,691              35,653
                                                              -------------       ------------       -------------

TOTAL ASSETS                                                  $    439,508         $  455,357         $   455,172
                                                              =============       ============       =============



                      (See accompanying notes to unaudited consolidated financial statements)





                                               HARTMARX CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  (000's Omitted)

                                                                Feb. 28,           Nov. 30,            Feb. 28,
                                                                  2002               2001                2001
                                                              -------------       ------------       -------------
CURRENT LIABILITIES
     Current maturities of long-term debt                     $     25,552         $   25,000         $    15,078

     Accounts payable and accrued expenses                          77,859             96,836              93,235
                                                              -------------       ------------       -------------
Total current liabilities                                          103,411            121,836             108,313
                                                              -------------       ------------       -------------

LONG-TERM DEBT, less current maturities                            145,281            146,553             147,902
                                                              -------------       ------------       -------------

SHAREHOLDERS' EQUITY

    Preferred shares, $1 par value;
         2,500,000 authorized and unissued                               -                  -                   -

     Common shares, $2.50 par value; 75,000,000
         shares authorized; 36,619,564 shares issued
         at February 28, 2002, 36,280,064 shares
         issued at November 30, 2001 and 36,328,564
         shares issued at February 28, 2001.                        91,549             90,700              90,821

     Capital surplus                                                70,349             80,236              81,760
     Retained earnings                                              46,259             46,794              59,828
     Unearned employee benefits                                    (4,416)            (3,931)             (5,178)
     Common shares in treasury, at cost,
         2,922,148 at February 28, 2002,
         6,076,646 at November 30, 2001 and
         6,406,207 at February 28, 2001.                          (12,889)           (26,801)            (28,254)
     Accumulated other comprehensive income (loss)                    (36)               (30)                (20)
                                                              -------------       ------------       -------------
         Total shareholders' equity                                190,816            186,968             198,957
                                                              -------------       ------------       -------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                          $   439,508         $  455,357         $   455,172
                                                              =============       ============       =============



                      (See accompanying notes to unaudited consolidated financial statements)






                                             HARTMARX CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                 OF CASH FLOWS
                                                (000's Omitted)

                                                                               Three Months Ended February 28,
                                                                           -----------------------------------------
                                                                               2002                       2001
                                                                           -------------              --------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
    Net loss                                                                $      (535)               $      (895)
      Reconciling items to adjust net loss to
        net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                           1,642                      1,847
          Amortization of long lived assets, debt discount and
              unearned employee benefits                                          1,232                        545
          Changes in:
              Receivables, inventories, prepaids and other assets                15,389                    (16,927)
              Accounts payable and accrued expenses                             (16,357)                   (20,580)
              Taxes and deferred taxes on earnings                               (1,279)                    (1,266)
                                                                           -------------              --------------
Net cash provided by (used in) operating activities                                  92                    (37,276)
                                                                           -------------              --------------

Cash Flows from investing activities:
      Capital expenditures                                                       (1,027)                    (1,251)
      Cash paid for acquisition                                                  (2,156)                         -
      Cash proceeds from sale of assets held for sale                             1,071                          -
                                                                           -------------              --------------
Net cash used in investing activities                                            (2,112)                    (1,251)
                                                                           -------------              --------------

Cash Flows from financing activities:
      Increase in borrowings under Credit Facility                               12,493                    38,773
      Payment of 10 7/8% senior subordinated notes
          in connection with note exchange                                       (9,404)                        -
      Purchase of 10 7/8% senior subordinated notes                                   -                     (1,333)
      Payment of debt                                                              (130)                       (20)
      Other equity transactions                                                     560                        439
                                                                           -------------              --------------
Net cash provided by financing activities                                         3,519                     37,859
                                                                           -------------              --------------
Net increase (decrease) in cash and cash equivalents                              1,499                       (668)
Cash and cash equivalents at beginning of period                                  1,555                      1,755
                                                                           -------------              --------------
Cash and cash equivalents at end of period                                 $      3,054                $     1,087
                                                                           =============              ==============

Supplemental cash flow information:
    Net cash paid during the period for:
          Interest                                                         $      5,000                $     5,200
          Income taxes                                                              900                        700


Non-cash financing transaction:
Pursuant to the January 16, 2002 exchange of the Company's new 12 1/2% senior unsecured notes, cash and stock for the maturing 10 7/8% senior subordinated notes, as more fully described in the Notes to Unaudited
Consolidated Financial Statements, the Company exchanged $25,321 in debt and issued 2,949,495 shares of treasury stock.

                      (See accompanying notes to unaudited consolidated financial statements)






                            HARTMARX CORPORATION

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2001. Certain prior year amounts have been reclassified to conform to the current year's presentation.


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


Note 3

Long-term debt comprised the following (000's omitted):

                                                       Feb. 28,         Nov. 30,         Feb. 28,
                                                         2002             2001             2001
                                                     ------------     ------------     ------------
   Borrowings under Credit Facility                  $    97,469       $   84,976       $   82,502
   Term loan                                              15,000           15,000                -
   12 1/2% senior unsecured notes, net                    21,638                -                -
   10 7/8% senior subordinated notes, net                      -           34,721           60,580
   Industrial development bonds                           17,250           17,250           17,315
   Mortgages and other debt                               19,476           19,606            2,583
                                                     ------------     ------------     ------------
                                                         170,833          171,553          162,980
   Less - current                                         25,552           25,000           15,078
                                                     ------------     ------------     ------------
   Long-term debt                                    $   145,281       $  146,553       $  147,902
                                                     ============     ============     ============



In March 1994, the Company entered into a then three-year financing agreement providing for a senior credit facility ("Credit Facility") with a group of lenders at which time it also issued $100 million principal amount of 10 7/8% Senior Subordinated Notes due January 15, 2002 ("Notes") in a public offering. The Credit Facility currently provides for maximum revolving borrowings of $200 million (subject to the borrowing base calculations and minimum excess availability requirements), including a $50 million letter of credit sub-facility. The Credit Facility currently is in effect through June 2003.

Several amendments to the Company's Credit Facility were completed during fiscal 2001 to address (i) operating results which required revisions to certain financial covenants, (ii) additional financing resources required relating to the acquisition of the Consolidated Apparel Group, L.L.C. ("CAG") and (iii) financing alternatives regarding the January 15, 2002 maturity of the $34.7 million of outstanding Notes. On December 13, 2001, the Company entered into an amendment under its Credit Facility whereby a requirement to obtain $25 million of junior capital by December 14, 2001 would be satisfied by the completion of an exchange offer for the Company's Notes and a requirement to obtain $10 million of additional liquidity proceeds ($5.8 million of such proceeds realized as of February 28, 2002) was extended to June 30, 2002. This amendment also adjusted various covenants under the Credit Facility to reflect current and anticipated business levels and provides borrowing availability which the Company believes under current circumstances will be sufficient to fund its operations after making the cash payments to the holders of the Notes who exchanged their Notes in the exchange offer and to those who were paid upon maturity of the notes.

The exchange offer was accepted by holders of 91.2% of the Notes and was successfully completed on January 16, 2002. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Notes were retired and $25.3 million face value of New Notes were issued. The New Notes have been recorded at estimated fair value, which at February 28, 2002 was $21.6 million, reflecting unamortized debt discount of $3.7 million.

The Credit Facility includes various other events of default and contains certain restrictions on the operation of the business, including covenants pertaining to capital expenditures, asset sales, operating leases and incurrence or existence of additional indebtedness and liens, as well as other customary covenants, representations and warranties, and events of default. As of February 28, 2002, the Company is in compliance with all covenants under the Credit Facility and its other borrowing agreements. The Company expects that it will satisfy the various provisions of its Credit Facility, as amended, and its other borrowing agreements; however, there can be no assurance that the Company will remain in compliance with its financial covenants.


Note 4

Inventories at each date consisted of (000's omitted):

                             Feb. 28,           Nov. 30,           Feb. 28,
                               2002               2001               2001
                            ------------      -------------      -------------
    Raw  materials          $   42,135        $    46,227        $    51,032
    Work-in-process               5,563              7,758             12,958
    Finished goods               79,607             95,628            111,395
                            ------------      -------------      -------------
                            $  127,305        $   149,613        $   175,385
                            ============      =============      =============


Inventories are stated at the lower of cost or market. At February 28, 2002, November 30, 2001 and February 29, 2001, approximately 38%, 48% and 53% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


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

Information on the Company's operations and total assets for the three months ended and as of February 28, 2002 and 2001 is summarized as follows (in millions):


                                     Men's            Women's
                                     Apparel          Apparel
                                     Group            Group             Adj.        Consol.
                                    ---------        ----------       --------      -------
2002
Net sales                           $127.5              $12.1              -         $139.6
Earnings (loss) before taxes           6.0               (0.1)           (6.8)         (0.9)
Total assets                         299.5               36.5           103.5         439.5


2001
Net sales                           $126.9              $14.3          $    -        $141.2
Earnings (loss) before taxes           4.2                0.6            (6.3)         (1.5)
Total assets                         327.1               36.0            92.1         455.2



During the three months ended February 28, 2002 and 2001, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

For the three months ended February 28, 2001, Men's Apparel Group results include $.6 million of restructuring charges.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense and general corporate expenses. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties. The Men`s Apparel Group total assets include goodwill related to acquisitions.


Note 6

During the third quarter of 2001, the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. ("CAG"), a privately held marketer of popular priced sportswear. The acquisition was consistent with the Company's previously stated strategy to expand its apparel offerings in non-tailored product categories. The purchase price of the assets acquired was $18 million plus the assumption of debt and other specified payables and accruals. Additional contingent consideration is payable to the seller based upon the achievement of specified levels of earnings before interest and taxes of the business during five annual periods within a specified period beginning July 1, 2001, or upon a change in control. Such contingent consideration is considered as additional purchase price and, accordingly, is reflected as goodwill. CAG's results of operations have been included in the Company's financial statements since the effective date of the acquisition. Pursuant to the terms of the purchase agreement, contingent consideration of $1.8 million earned for the initial period ended November 30, 2001 and recorded as additional goodwill as of that date was paid to the seller during the first quarter of fiscal 2002.


Note 7

During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to the weak sales of apparel at retail and reduced consumer confidence. These actions included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center, several administrative offices, early voluntary retirement programs and other administrative workforce reductions. The accompanying statement of earnings for the three months ended February 28, 2001 reflects a restructuring charge of $.6 million, representing costs for severance and related fringe benefits and estimated closing costs for owned facilities or exist costs for leased facilities.

The remaining liability balance at February 28, 2002 consisted of the following (000's omitted):

                                                                   Lease
                                           Severance           Termination
                                             and               and Facility
                                           Benefits            Closing Costs
                                        -------------          ------------

Balance November 30, 2001               $      1,165           $     3,427

Payments during 2002                             834                   553
                                        -------------          ------------

Balance at February 28, 2002            $        331           $     2,874
                                        =============          ============


In April 2002, one sewing facility was closed and the one time costs associated with this action are currently estimated in the range of $.6 million to $.8 million and will be reflected as a restructuring charge in the Company's second fiscal quarter ending May 31, 2002.


Note 8

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                        Three Months Ended
                                                   ----------------------------
                                                   Feb. 28,           Feb. 28,
                                                      2002              2001
                                                   -----------       ----------
   Net loss                                        $    (535)        $   (895)
   Other comprehensive income (loss):

      Change in fair value of foreign
        currency hedge contracts, net of tax              (6)             286
                                                   -----------       ----------
      Comprehensive loss                           $    (541)        $   (609)
                                                   ===========       ==========


Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):

      As of November 30, 2001                                        $    (30)
     Current period change in fair value of
          foreign exchange contracts, net of tax                           (6)
                                                                     ----------
As of February 28, 2002                                              $    (36)
                                                                     ==========



Note 9

Effective on December 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets". Upon adoption of the new standard, the Company ceased amortizing goodwill relating to acquisitions prior to June 30, 2001, of which the net carrying amount was approximately $1.3 million, and no adjustment to the carrying value of goodwill was required.






                            HARTMARX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

November 30, 2001 to February 28, 2002
--------------------------------------

Since November 30, 2001, net accounts receivable increased $3.5 million or 2.4% to $146.7 million, reflecting the seasonal increase from tailored clothing shipments in the Men's Apparel Group, largely offset by seasonal collections of trade receivables related to CAG. Inventories of $127.3 million declined $22.3 million or 14.9% reflecting normal seasonal decreases in the Men's Apparel Group, but also from the actions to reduce inventory commitments in light of the generally lackluster environment at retail for apparel products and de-emphasis or elimination of certain brands or programs not offering the prospects of adequate profitability over the long term. Net properties decreased $.5 million to $35.2 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $19.0 million reflecting normal seasonal payments and the reduced inventory commitments. Total debt, including current maturities, decreased $.7 million to $170.8 million, as the seasonal increase in working capital requirements that would ordinarily result was more than offset by the actions taken to reduce inventories. Total debt represented 47% of total capitalization at February 28, 2002 compared to 48% at November 30, 2001.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

In March 1994, the Company entered into the Credit Facility with a group of lenders for an initial $175 million commitment and three-year term, at which time it also issued $100 million principal amount of Notes in a public offering. The Credit Facility currently provides for maximum revolving borrowings of $200 million (subject to borrowing base calculations and minimum excess availability requirements), including a $50 million letter of credit sub-facility. The Credit Facility is in effect through June 2003.

Several amendments to the Company's Credit Facility were completed during 2001 to address (i) operating results which required revisions to certain financial covenants and minimum excess availability levels, (ii) additional financing resources required related to the CAG acquisition, and (iii) financing alternatives regarding the January 15, 2002 maturity of the $34.7 million of outstanding Notes. On December 13, 2001, the Company entered into a Credit Facility amendment whereby a requirement to obtain $25 million of junior capital by December 14, 2001 would be satisfied by the completion of an exchange offer for the Notes, and a requirement to obtain $10 million of additional liquidity proceeds was extended to June 30, 2002 ($5.8 million of such proceeds realized as of February 28, 2002). This amendment also adjusted various covenants under the Credit Facility to reflect more current and anticipated business levels and provided borrowing availability which the Company believes under current circumstances will be sufficient to fund its operations after making the cash payments to the holders of the Notes who exchanged their Notes in the exchange offer and pay the unexchanged Notes at maturity. The exchange offer was accepted by holders of 91.2% of the Notes and was successfully completed on January 16, 2002. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") and 93 shares of common stock. Upon completion of the exchange offer, $25.3 million face value of New Notes due September 15, 2003 and 2.9 million additional common shares were issued and all of the $34.7 million of Notes were retired. The Credit Facility includes various other events of default and contains certain restrictions on the operation of its business, including covenants pertaining to capital expenditures, asset sales, operating leases and incurrence or existence of additional indebtedness and liens, as well as other customary covenants, representations and warranties, and events of default. As of February 28, 2002, the Company is in compliance with all covenants under the Credit Facility and its other borrowing agreements. The Company expects it will satisfy the various provisions of its Credit Facility, as amended, and its other borrowing agreements; however, there can be no assurance that the Company will remain in compliance with its financial covenants.

There are a number of factors which can affect the Company's ability to (i) remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements or, alternatively, (ii) to obtain replacement financing for its Credit Facility. The following summarizes the most significant items:

> The apparel environment is cyclical, and the level of consumer spending on apparel often declines during recessionary periods when disposable income declines. The tailored clothing market relating to suits has experienced unit declines for the past several years. If the tailored clothing market continues to decline, sales and profitability would be adversely affected.

> Continuation of the trend toward casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these casual and sportswear product offerings may not offset the declines in the tailored clothing unit sales.

> The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2001, as well as into fiscal 2002. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business could have a material adverse effect on the Company's financial conditions and results of operations.

> The completion on January 16, 2002 of the previously described exchange offer satisfied the principal debt service requirement for fiscal 2002. The Company's Credit Facility requires, among other things, that the Company maintain cumulative consolidated adjusted earnings before interest, taxes, depreciation and amortization and other specified non-cash items at or above a prescribed minimum for designated periods. If the Company is not able to maintain its minimum cumulative adjusted earnings amount or satisfy the $4.2 million remaining additional liquidity proceeds requirement, particularly if current recessionary economic trends persist, or if there is insufficient cash flow and capital resources to meet debt service obligations, the Company would need its lenders to approve a modification of such earnings covenants, to refinance or further restructure its debt obligations or to obtain additional equity capital. The Company has from time to time engaged in discussions with other potential lenders concerning alternative or additional sources of financing. While the Company believes alternative sources of financing are available, there can be no assurance that alternative financing would be available and if so, on acceptable terms.

> The Company relies on the continuing willingness of suppliers and trade factors to extend credit to finance inventory purchases. There can be no assurance that such suppliers and factors will continue to extend credit to the Company on the same basis as in the past.

The Company's various borrowing arrangements are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency "triggers" which would impact either the borrowing rate or borrowing commitment. The Company has not entered into off balance sheet financing arrangements, other than operating leases, and has made no financial commitments or guarantees with any unconsolidated subsidiaries or special purpose entities. All of the Company's subsidiaries are wholly owned and included in the accompanying unaudited consolidated financial statements. There have been no related party transactions nor any other transactions which have not been conducted on an arm's-length basis.

At February 28, 2002, the Company had approximately $12 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating $8.3 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At February 28, 2002, there were an aggregate of $1 million of outstanding foreign exchange contracts directly related to inventory purchase commitments during 2002. The Company has not committed to and has not provided any guarantees of other lines of credit, stand-by letters of credit, repurchase obligations, etc., to any other third party.


February 28, 2001 to February 28, 2002
--------------------------------------

Net accounts receivable of $146.7 million increased $3.5 million or 2.5%, principally reflecting the inclusion of CAG. Inventories of $127.3 million declined $48.1 million or 27.4%, reflecting the previously described actions taken to reduce inventories. Current period inventories included $5.0 million attributable to CAG. Net properties of $35.2 million decreased $.4 million, as the $.8 million attributable to CAG and capital additions were more than offset by higher depreciation expense and valuation allowances to reflect the closing or disposition of certain facilities associated with 2001 restructuring actions. Accounts payable and accrued expenses of $77.9 million declined $15.4 million primarily reflecting the lower inventory levels. Debt levels are being favorably impacted by the reduced inventories and other restructuring actions. At November 30, 2001 total debt had been $46 million higher than the year earlier amount. At February 28, 2002, total debt of $170.8 million was $7.9 million higher than the year earlier level and by March 31, 2002 total debt was $12.3 million lower than the year earlier amount. Total debt represented 47% of total capitalization at February 28, 2002 compared to 45% at February 28, 2001.


Results of Operations

First Quarter 2002 Compared to First Quarter 2001
-------------------------------------------------

First quarter consolidated sales were $139.6 million compared to $141.2 million in 2001; higher in-stock tailored clothing shipments and increased sportswear sales largely offset lower tailored clothing Spring `02 advance order shipments. Current period revenues included approximately $7 million related to the acquisition of CAG. Women's Apparel Group revenues, which represented 9% and 10% of consolidated sales in 2002 and 2001, respectively, decreased approximately $2.2 million. Aggregate sportswear and other non-tailored clothing product categories represented approximately 38% of total first quarter revenues compared to 37% a year ago.

The consolidated gross margin percentage to sales was 27.3% compared to 27.9% last year; the current period gross margin rate was adversely affected by the disposition of surplus inventories. Consolidated selling, general and administrative expenses declined to $35.7 million in the current period from $37.6 million in 2001 and the ratio to sales was 25.5% in 2002 compared to 26.7% in 2001. Overall expense reductions emanating from the various 2001 restructuring actions are being realized as anticipated. The current period also reflected $3.0 million of incremental expenses related to the inclusion of CAG and the Hickey-Freeman retail store in New York City which opened in October 2001.

Earnings before interest and taxes (EBIT) were $3.3 million in 2002 compared to $1.8 million last year; the prior period included a restructuring charge of $.6 million. EBIT represented 2.4% of net sales in 2002 and 1.3% of net sales in 2001, reflecting the improved operating expense ratio compared to the prior year. Interest expense was $4.2 million this period compared to $3.3 million last year; the current period reflected $.8 million of non-cash interest, including $.3 million of debt discount amortization related to the new notes. The consolidated pre-tax loss was $.9 million compared to a loss of $1.5 million last year. After reflecting the applicable tax benefit, the consolidated net loss was $.5 million this period compared to a loss of $.9 million last year. The basic and diluted loss per share was $.02 compared to a loss of $.03 per share in 2001.

It is anticipated that second quarter revenues will be below the second quarter of 2001, reflecting the current difficult retail environment and the impact of lower Spring `02 advance orders which retailers placed approximately six months previously. The expected expense savings from the 2001 restructuring actions are being realized. One additional manufacturing facility was closed in April 2002 and one time costs associated with this action, estimated to be in the range of $.6 million to $.8 million, will be included as a restructuring charge in second quarter results. In-stock business continues to be ahead of the prior year levels and Fall `02 advance orders are trending higher in the better and luxury price-point tailored clothing product categories, which are expected to contribute to a stronger second half and profitability for the full year.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2001 Annual Report on Form 10-K for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied. As of February 28, 2002, the Company had entered into foreign exchange contracts, aggregating approximately $1 million corresponding to approximately 1 million euros, primarily related to inventory purchases applicable to fiscal 2002.

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


                        Part II -- OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

(A)   None

(B)   None

(C) In connection with the consummation of its exchange offer for its 10 7/8% Senior Subordinated Notes Due 2002 (the "Notes") on January 16, 2002, the Company issued an aggregate of 2,949,495 shares of its Common Stock, par value $2.50 per share (the "Common Stock") to holders of the Notes in exchange for an aggregate of $31,682,000 principal amount of the Notes. In the exchange offer, holders of the Notes also received an aggregate cash payment of $6,361,000, and an aggregate of $25,321,000 principal amount of the Company's 12 1/2% Senior Unsecured Notes due 2003. The Common Stock was issued in a transaction exempt from registration under Section 3(a)(9) under the Securities Act of 1933, as amended.

(D)   None


Item 6.  Exhibits and Reports on Form 8-K


         (A)      Exhibits:

                  None


         (B) On December 17, 2001, the Company filed a Form 8-K relating to an Offer to Exchange 12 1/2% Senior
                  Subordinated Notes due 2005 and cash for all of the outstanding 10 7/8% Senior Subordinated Notes due 2002.

                  On January 10, 2002, the Company filed a Form 8-K amending its pending exchange offer to exchange 12
                  1/2% Senior Unsecured Notes due 2003, cash and stock for all of the outstanding 10 7/8% Senior Subordinated Notes due 2002.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARTMARX CORPORATION


April 9, 2002                          By       /s/ GLENN R. MORGAN
                                          --------------------------------
                                          Glenn R. Morgan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer

                                          (Principal Financial Officer)



April 9, 2002                          By       /s/ ANDREW A. ZAHR
                                          --------------------------------
                                          Andrew A. Zahr
                                          Vice President and Controller

                                          (Principal Accounting Officer)