Form 10-K/A
period 2001-11-30
HARTMARX CORP/DE
filed 2002-06-27
CIK 723371

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

                                AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 2001 on Form 10-K as set forth in the pages attached hereto:

Item 14(a) is being amended to include the following:

     Exhibits:

     Number  Description
     ------  -----------

       99 The information required by Form 11-K for 2001 for the Hartmarx Savings-Investment and Employee Stock Ownership Plan (the Plan) (Commission Files Nos. 2-32692, 2-44774, 2-53426, 2-64613, 2-83433,
             33-6194, 33-42202 and 333-03169), including the
             following Plan financial statements:

                  Index to Financial Statements and Supplementary Schedule. Report of Independent Accountants.
                  Statement of Net Assets Available for Benefits
                    at December 31, 2001 and 2000.
                  Statement of Changes in Net Assets Available for
                    Benefits for the Year Ended December 31, 2001.
                  Notes to Financial Statements.
                  Supplementary Schedule:
                    Schedule of Assets Held for Investment Purposes
                      at December 31, 2001.
                  Consent of Independent Accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HARTMARX CORPORATION
                                           ----------------------------
                                           (Registrant)

Date:  June 27, 2002               By:     /s/ GLENN R. MORGAN
                                           ----------------------------
                                           Glenn R. Morgan
                                           Executive Vice President, Chief
                                             Financial Officer and Treasurer

                    THE HARTMARX SAVINGS-INVESTMENT AND
                    -----------------------------------

                       EMPLOYEE STOCK OWNERSHIP PLAN
                       -----------------------------

              FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE
              -----------------------------------------------

                         DECEMBER 31, 2001 and 2000
                         --------------------------

     THE HARTMARX SAVINGS-INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN
     -----------------------------------------------------------------

          INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE
          --------------------------------------------------------


                                                                       Page
                                                                       ----

Report of Independent Accountants                                        1

Financial Statements:

  Statement of Net Assets Available for Benefits
    at December 31, 2001 and 2000                                        2

  Statement of Changes in Net Assets Available for
    Benefits for the Year Ended December 31, 2001                        3

  Notes to Financial Statements                                         4-14

Supplementary Schedule:

  Schedule of Assets Held for Investment Purposes
    at December 31, 2001                                               15-16






Supplementary schedules required by the Employee Retirement Income Security Act of 1974 ("ERISA") that have not been included herein are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Participants of the Hartmarx Savings-Investment and Employee Stock Ownership Plan and the Plan Administration Committee of Hartmarx Corporation

In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Hartmarx Savings-Investment and Employee Stock Ownership Plan (the "Plan") at December 31, 2001 and 2000, and the changes in net assets available for benefits for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplementary schedule is the responsibility of the Plan's management. This supplementary schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



PricewaterhouseCoopers LLP

Chicago, Illinois
June 24, 2002

        THE HARTMARX SAVINGS-INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN
        -----------------------------------------------------------------

                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                 ----------------------------------------------
                           DECEMBER 31, 2001 and 2000
                           --------------------------

                                                             2001                2000
                                                          -----------         -----------
ASSETS:
   Investments (Note 5):
     Vanguard mutual funds.............................   $47,401,084         $51,907,778
     Hartmarx Corporation common stock.................     4,156,376           5,825,731
     Vanguard Retirement Savings Trust.................     3,834,923           4,295,079
     Loans to participants.............................     1,260,609           1,530,604
                                                          -----------         -----------

       Total Investments...............................    56,652,992          63,559,192

   Due from Hartmarx Corporation:
     Participant contributions.........................       288,722             336,613
     Employer contributions............................       232,089             228,629
     Participant loan repayments.......................        52,346              51,709
   Accrued investment income...........................            67                 529
                                                          -----------         -----------

       Total Assets....................................    57,226,216          64,176,672
                                                          -----------         -----------

LIABILITIES:
   Accrued administrative expenses.....................        32,872                   -
   Accrued interest payable............................        28,259              41,090
   Note payable to Hartmarx Corporation
     (Notes 1 and 6)...................................     3,710,581           5,318,568
                                                          -----------         -----------

       Total Liabilities...............................     3,771,712           5,359,658
                                                          -----------         -----------

NET ASSETS AVAILABLE FOR BENEFITS......................   $53,454,504         $58,817,014
                                                          ===========         ===========


                   See accompanying notes to financial statements.

        THE HARTMARX SAVINGS-INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN
        -----------------------------------------------------------------

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
            ---------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ------------------------------------



     Investment income (loss) from:
       Mutual Funds -
         Net investment loss on mutual funds...................   $(3,716,784)
                                                                  -----------

       Hartmarx Corporation common stock -
         Net gain on distributions of stock
           to participants (Note 2)............................         2,992
         Net gain on sales of stock (Note 2)...................       454,081
         Unrealized depreciation...............................    (1,924,326)
                                                                   ----------
           Net decrease in fair value..........................    (1,467,253)
                                                                   ----------

       Other investment income -
         Earnings from Vanguard Retirement Savings Trust.......       258,486
         Interest income from participant loans................       125,084
                                                                   ----------
     Total other investment income....................                383,570
                                                                   ----------

     Total investment loss.....................................    (4,800,467)

     Participants' contributions...............................     4,312,169
     Employer contributions....................................     2,825,017
     Interest expense..........................................      (410,885)
     Administrative expenses...................................       (36,762)
     Distributions to participants.............................    (7,251,582)
                                                                   ----------

     Net decrease in net assets available for benefits.........    (5,362,510)

     Net assets available for benefits:

       Beginning of year.......................................    58,817,014
                                                                  -----------

       End of year.............................................   $53,454,504
                                                                  ===========



                 See accompanying notes to financial statements.

        THE HARTMARX SAVINGS-INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN
        -----------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1 - Plan Description:
--------------------------

The Hartmarx Savings-Investment and Employee Stock Ownership Plan (the "Plan") is a defined contribution pension plan available to employees of Hartmarx Corporation ("Hartmarx") and certain subsidiary and affiliated companies (collectively with Hartmarx, the "Employers") meeting specified requirements as to length of service and age and who are not included in a collective bargaining unit having a labor agreement providing retirement benefits. Eligible employees electing to participate in the Plan automatically participate in the Hartmarx Retirement Income Plan, a noncontributory defined benefit pension plan.

Prior to December 31, 2000, the Plan was known as the Hartmarx Savings-Investment Plan ("SIP"). Effective December 31, 2000, the Plan was amended and restated to constitute the merger, consolidation and continuation of SIP and the Hartmarx Employee Stock Ownership Plan ("ESOP") with and into the Plan. The ESOP was a trusteed employee stock ownership plan resulting from the amendment and restatement of the Hartmarx Tax Credit Employee Stock Ownership Plan ("PAYSOP"), a noncontributory defined contribution stock bonus plan.

On December 1, 1988, the ESOP borrowed $15,000,000 from a bank on a note loan (the "Note") and purchased 620,155 shares of Hartmarx common stock from Hartmarx at the then market value of $24.19 per share. The loan is to be repaid from Employer contributions to the Plan. In 1992 and 1994, Hartmarx acquired all interests in the note from the bank.

Participant Contributions:
-------------------------

Participants may contribute to the Plan from 1% to 16% (in whole percentages) of their annual earnings through regular payroll deductions. The first 6% of earnings contributed are considered "matched" contributions and determine the Employer contributions as described below. Contributions in excess of 6% of earnings are considered "voluntary" contributions and are not matched with Employer contributions. At the election of the participant, participant contributions in excess of 1% of earnings may be made on a pre- tax basis under Section 401(k) of the Internal Revenue Code ("Code") (up to a statutory limit of $10,500 in 2001), or on an after-tax basis; the first 1% of participant earnings contributed are on an after-tax basis. The statutory limit on pre-tax basis contributions changed in 2002 to $11,000 for participants under age 50 and $12,000 for participants over age 49. Under certain circumstances provided for by Internal Revenue Service regulations, participant contributions on both pre-tax and after-tax bases may be further limited. Refunds of participant contributions determined to be in excess of these regulatory limits are included in distributions to participants in the accompanying financial statements. Participants may change or cease contributions without withdrawing from the Plan as participants.

Employer Contributions:
----------------------

Employer contributions required by the Plan are based on the amount required to repay principal and interest on the loan less any dividends on unallocated stock held in the suspense account plus an additional contribution based on a formula specified in the Plan, which includes any incremental Employer contributions required to match certain participant contributions to the Plan. Employer contributions to the Plan, which may be in the form of cash or shares of Hartmarx common stock, were made in cash during the plan year ended December 31, 2001. The Plan requires that Employer contributions made in cash be used to buy Hartmarx common stock as described in Notes 1 and 3.

Effective July 1, 2000, Employer matching contributions were 30% of all matched participant contributions. Effective July 1, 2001, Employer matching contributions were increased to 35% of all matched participant contributions. The Employer matching contribution rate is scheduled to increase to 40% effective July 1, 2002. Employer matching contributions in 2001 aggregated $884,899. Employer contributions are subject to maximum limits set by the Code and incorporated in the Plan. Employer payments to the Plan in 2001 also include additional amounts required for principal and interest owed by the Plan on the note payable. Employer payments to the Plan for 2001 aggregated $2,825,017.

Suspense Account:
----------------

The Hartmarx common stock acquired with the loan proceeds is maintained in a suspense account in the Plan's trust (unallocated Hartmarx ESOP Stock Fund). As principal and interest payments on the loan are made from Employer contributions, a corresponding portion of the unallocated shares is released from the suspense account for allocation to the participants' accounts in the Hartmarx ESOP Stock Fund on the basis of Fund units. Shares released are based on the relative amount of loan payments (principal and interest) to all future loan payments.

Vesting:
-------

Participants are fully vested in their contributions to the Plan and related earnings at all times. From July 1, 1988 to December 31, 2001, participants became 33-1/3% vested in Employer contributions and related earnings after three complete years of service, 66-2/3% vested after four complete years of service and 100% vested after five years of service. In response to new legal requirements, vesting rates were amended effective January 1, 2002, so that participants become 20% vested after two complete years of service, 40% vested after three complete years of service, 70% vested after four complete years of service and 100% vested after five years of service. Active participants also become fully vested in Employer contributions and related earnings at the earlier of (1) death; (2) reaching age 65; or, (3) upon the occurrence of certain specified events deemed to be a change in control of Hartmarx.

For participants who terminate employment with an Employer, nonvested Employer contributions and related earnings are withheld and, if the participant incurs five consecutive one year breaks in service, forfeited. Forfeitures can be applied to reduce Employer contributions or they can be applied to pay administrative costs of the Plan. At December 31, 2001, the Plan's financial statements include the balance of nonvested Employer contributions and related earnings of terminated participants who had not incurred five consecutive one year breaks in service and amounts forfeited aggregating the equivalent of 21,406 shares of Hartmarx common stock with a market value of $35,320 and 6,270 units of the VMMR Prime Portfolio with a market value of $6,270.

Participant Loans:
-----------------

Participants may borrow that portion of their account attributable to participant contributions and related earnings within percentage and dollar limits and at rates and terms permitted by the Code and specified in the Plan. Loans are repayable over periods of one to five years (usually through payroll deduction), with the exception that a loan to purchase a primary residence may be repaid over a term as long as 15 years. Interest is charged at a rate which exceeds the prime rate at the inception of the loan which, at December 31, 2001, is 1% over the prime rate. Principal and interest payments are credited directly to the borrowing participant's accounts according to the funds selected for current contributions.

A participant receiving a loan is charged a loan origination fee and an annual administration fee which is deducted from the participant's account in each year the loan is outstanding. In 2001, loan origination and annual administration fees were $40 and $20, respectively.

Administrative Expenses:
-----------------------

Administrative expenses of the Plan are comprised of trustee, record keeping, auditing, legal, proxy and participant loan fees. The Plan provides that administrative expenses may be paid from forfeitures of nonvested employer contributions and related earnings. Administrative expenses not paid by the Plan are payable by Hartmarx. Administrative fees for 2001 of $36,762 paid by the Plan include $3,890 charged to participant accounts for loan fees, and $32,872 for record keeping and trustee fees paid from forfeitures. For 2001, Hartmarx paid $142,940 of direct Plan administrative fees.

Investment Options:
------------------

Participant contributions are invested at the participant's direction in the investment programs described in Note 3. Employer contributions for participants under age 55 are invested solely in the Hartmarx ESOP Stock Fund. ESOP participants age 55 and older are able to transfer all or part of their Hartmarx ESOP Stock Fund balance into Vanguard mutual funds and the Vanguard Retirement Savings Trust described further in Note 3.

Voting of Shares:
----------------

Hartmarx stock allocated to participants'accounts in Hartmarx Stock Funds is voted by the Trustee as directed by the participants. Unallocated ESOP shares, shares not voted by participants and shares which have not yet been credited to participants' Hartmarx Stock Fund accounts are voted by the Trustee in the same proportion as allocated shares voted by participants.

Distributions and Withdrawals:
-----------------------------

Vested account balances are generally distributed upon the participant's retirement, termination of employment, disability or death. Participants may also receive vested account balances while remaining employed by an Employer upon withdrawal from the Plan, but withdrawals for participants under age 59-1/2 are generally limited to vested Employer contributions and after-tax participant contributions, except that pre-tax participant contributions may also be distributed in certain circumstances. Distributions and withdrawals are normally made in cash, except that a participant may elect to receive distributions and certain withdrawals from the Hartmarx Stock Funds in the form of full shares of Hartmarx common stock with cash in lieu of fractional shares.

Administrator and Fiduciaries:
-----------------------------

The Plan Administrator is the Plan Administration Committee of Hartmarx. BNY Midwest Trust Company, a subsidiary of The Bank of New York, is a Trustee of the Plan and the custodian of the unallocated Hartmarx ESOP Stock Fund. Vanguard Fiduciary Trust Company, a trust company and wholly owned subsidiary of The Vanguard Group, Inc., is also a Trustee of the Plan and the custodian of the allocated Hartmarx ESOP Stock Fund and all other Plan funds.

Plan Termination:
----------------

Hartmarx reserves the right to terminate the Plan on any date specified provided that 30 days advance written notice of the termination is given to the Trustees and to the Employers. There are no priorities for distribution of assets upon termination of the Plan. If the Plan were terminated, participants would become fully vested in their account balances, including participant and Employer contributions and related earnings, and former participants who had not incurred five consecutive one year breaks in service would become fully vested in the balances of nonvested Employer contributions and related earnings. The assets of the suspense account shall be used to pay any expenses chargeable to the Trust and any loan balance outstanding; any remaining assets shall be allocated and paid to the participants in accordance with Section 403(d)(1) of ERISA.

NOTE 2 - Significant Accounting Policies:
-----------------------------------------

The financial statements of the Plan have been prepared in conformity with generally accepted accounting principles and, accordingly, include certain amounts based on informed estimates and judgments of the Plan Administrator with consideration given to materiality. Actual results could differ from those estimates, but the Plan Administrator believes such differences will not materially affect the Plan's net assets available for benefits or change in net assets available for benefits.

Investments in publicly-traded securities and mutual funds are carried at published market values and net asset values, respectively. Investments in the Vanguard Retirement Savings Trust, a collective investment trust, are carried at fair value which approximates the contract values of the Trust's investment contracts. Loans to participants represent the unpaid principal balance.

Income from investments is recorded as earned. Investment gains (losses) and unrealized appreciation (depreciation) have been reported in the financial statements on a current value reporting basis. Accordingly, net gain (loss) on sales of investments represents the difference between (a) the proceeds realized from the sales of mutual funds and Hartmarx common stock and (b) the market value of those investments at the earlier of the beginning of the year or at the date of acquisition during the year. The net gain on distributions of Hartmarx common stock to participants represents the difference between the market value of the stock on the date of distribution and the market value at the beginning of the year. Unrealized appreciation (depreciation) represents the difference between (a) the year-end market value of mutual funds and common stock held and (b) the cost of investments purchased during the year (including Hartmarx stock purchased with participant contributions to the Hartmarx Stock Fund at 90% of average trading prices) or the market value at the beginning of the year for investments held to year-end.

Distributions include unpaid loan balances of withdrawing participants, proceeds from the liquidation of participant investments and the market value of Hartmarx common stock distributed.

NOTE 3 - Investment Programs:
-----------------------------

The following investment options are available:

  Vanguard mutual funds (registered investment companies):

      Fixed Income Securities Fund (VFISF) GNMA Portfolio, an income fund which invests in Government National Mortgage Association certificates.

      Money Market Reserves (VMMR) Prime Portfolio, a money market mutual fund investing in short-term, high-quality money market instruments issued by financial institutions, non-financial corporations, the U.S. government and federal agencies.

      Index Trust - 500 (Index 500) Portfolio, a growth and income fund which invests in all of the stocks included in the Standard & Poor's 500 index.

      STAR Fund - STAR Portfolio, a balanced fund which invests 60%-70% of its assets in eight Vanguard equity funds, with the remaining assets invested in three Vanguard fixed-income portfolios.

      PRIMECAP Fund, a growth fund which invests primarily in common stocks with high growth potential.

      International Growth Portfolio, a growth fund which invests primarily in stocks of companies based outside of the United States.

      Small-Cap Index Fund, a growth and income fund which invests in a large sample of stocks in the Russell 2000 Index, an unmanaged index of smaller companies.

  Vanguard Retirement Savings Trust, a collective investment trust invested primarily in investment contracts issued by insurance companies and commercial banks and similar types of fixed-principal investments. During 2001, the assets of Vanguard Retirement Savings Trust were transferred to the Vanguard Retirement Savings Master Trust (VRST Master Trust) in exchange for units of equal value. VRST Master Trust, a master collective investment trust, invests in a pool of investment contracts that are issued by insurance companies and commercial banks and in contracts that are backed by high-quality bonds, bond trusts and bond mutual funds.

  Hartmarx Stock Funds, which invest primarily in Hartmarx common stock.
     Participant contributions and earnings thereon are credited to participant accounts based on shares of Hartmarx common stock at 90% of the average trading prices as reported in the New York Stock Exchange-Composite Transaction quotations on the date the shares are purchased or deemed to be purchased by the Plan; participant loan repayments and transfers to the Fund are credited to participant accounts at the closing market prices on the transaction date. Shares acquired with participant contributions are purchased from Hartmarx at 90% of the average trading prices credited to participant accounts for contributions. Shares acquired in 2001 with funds from loan repayments and transfers to the Hartmarx Stock Fund were purchased in the open market and from Hartmarx at market prices. Employer contributions to the Plan prior to 1989 are restricted to the Hartmarx Stock Fund.


The Vanguard mutual funds and Vanguard Retirement Savings Trust are managed by an affiliate of Vanguard Fiduciary Trust Company.

Participant's may select more than one investment option and may change investment options as often as once a month. Effective April 1, 2001, participants may transfer previously contributed balances on a daily basis. Participants are assigned units in each investment program fund in which they invest.

Investment in each fund option is at the participants' direction, except that Employer contributions prior to 1989 and related earnings aggregating $110,467 and $178,048 at December 31, 2001 and 2000, respectively, are restricted to the Hartmarx SIP Stock Fund and employer matching contributions after 1988 and related earnings for participants under age 55 are invested solely in the allocated Hartmarx ESOP Stock Fund and aggregated $1,194,499 and $1,261,584 at December 31, 2001 and 2000, respectively.

With the exception of the Vanguard Retirement Savings Trust and the Loan Fund, the market value of the investments of each Fund (Hartmarx stock or mutual funds) are published for each business day, and changes in the market value produce similar changes in the unit values of each Fund. A summary of units and unit values for the allocated Hartmarx Stock Funds and the Vanguard Retirement Savings Trust is as follows:

                                            December 31, 2001            December 31, 2000
                                         ----------------------       ----------------------
                                           Units     Unit Value         Units     Unit Value
                                         --------    ----------       ---------   ----------
Hartmarx Stock Funds:
  SIP Fund                               1,112,631       $2.20        1,208,913      $3.18
  Allocated ESOP Fund                      691,027       $2.31          511,095      $3.33
Vanguard Retirement Savings Trust        3,834,923       $1.00        4,295,079      $1.00



NOTE 4 - Taxes:
---------------

The Plan is intended to be a qualified employee benefit plan under Sections 401(a) and 4975(e)(7) of the Internal Revenue Code, exempt from federal income tax, with participants not being subject to tax on Employer contributions or earnings of the Trust prior to receiving benefits under the Plan. On April 5, 1996, the Internal Revenue Service issued a favorable determination letter with respect to the qualified status of the SIP in connection with amendments which became effective January 1, 1989. On August 4, 1995, the Internal Revenue Service issued a favorable determination letter with respect to the qualified status of the ESOP, as amended on December 30, 1994. The Plan has been subsequently amended and restated, in order to both effectively convert it to a "KSOP", a plan with both 401(k) and ESOP features, in connection with the transfer of the formerly separate ESOP to the Plan effective December 31, 2000 and also to incorporate new legislatively mandated requirements. On February 28, 2002, an application was filed with the Internal Revenue Service for an advance determination as to whether the Plan, as amended and restated, meets the qualification requirements of Sections 401 or 403(a) of the Internal Revenue Code. The Plan Administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code. Accordingly, the Plan Administrator believes a provision for federal income taxes in the accompanying financial statements is not required.

NOTE 5 - Investment Information:
--------------------------------

The following summarizes the Plan's investments at December 31, 2001 and 2000:

                                                                        2001
                                                        ----------------------------------
                                                         Stock shares,
                                                           Fund and                Fair
                                                          Trust units              value
                                                        --------------          ----------
At quoted market value or net asset value:

Vanguard Mutual Funds:
  VFISF-GNMA Portfolio ............................        684,506             $7,105,171
  VMMR Prime Portfolio.............................      5,224,455              5,224,455
  Index 500 Portfolio..............................        115,493             12,229,574
  STAR Fund Portfolio..............................        459,037              7,546,572
  PRIMECAP Fund....................................        244,230             12,582,739
  International Growth Portfolio...................        102,568              1,539,542
  Small-Cap Index Fund.............................         59,184              1,173,031
                                                                              -----------
      Total Vanguard Mutual Funds..................                            47,401,084
                                                                              -----------

Hartmarx Corporation Common Stock:
  SIP Fund ........................................      1,471,123              2,427,353
  Allocated ESOP Fund..............................        964,356              1,591,188
  Unallocated ESOP Fund............................         83,537                137,835
                                                         ---------            -----------
      Total Hartmarx Corporation Common Stock......      2,519,016              4,156,376
                                                         ---------            -----------
                                                                               51,557,460
                                                                              -----------
At estimated fair value:

Vanguard Retirement Savings Trust..................      3,834,923              3,834,923
Loans to participants..............................                             1,260,609
                                                                              -----------
                                                                                5,095,532
                                                                              -----------

      Total investments............................                           $56,652,992
                                                                              ===========


                                                                        2000
                                                        ----------------------------------
                                                         Stock shares,
                                                           Fund and                Fair
                                                          Trust units              value
                                                        --------------          ----------

At quoted market value or net asset value:

Vanguard Mutual Funds:
  VFISF-GNMA Portfolio ............................        601,814             $6,162,572
  VMMR Prime Portfolio.............................      4,758,644              4,758,644
  Index 500 Portfolio..............................        111,178             13,548,189
  STAR Fund Portfolio..............................        431,829              7,690,867
  PRIMECAP Fund....................................        274,543             16,576,897
  International Growth Portfolio...................        115,150              2,172,889
  Small-Cap Index Fund.............................         51,323                997,720
                                                                              -----------
      Total Vanguard Mutual Funds..................                            51,907,778
                                                                              -----------

Hartmarx Corporation Common Stock:
  SIP Fund ........................................      1,613,660              3,832,443
  Allocated ESOP Fund..............................        712,158              1,691,376
  Unallocated ESOP Fund............................        127,121                301,912
                                                        ----------            -----------
Total Hartmarx Corporation Common Stock......            2,452,939              5,825,731
                                                        ----------            -----------
                                                                               57,733,509
                                                                              -----------
At estimated fair value:

Vanguard Retirement Savings Trust..................      4,295,079              4,295,079
Loans to participants..............................                             1,530,604
                                                                              -----------
                                                                                5,825,683
                                                                              -----------

      Total investments............................                           $63,559,192
                                                                              ===========

The Vanguard Retirement Savings Trust's average yield during 2001 and 2000 was 5.98% and 6.19%, respectively, and the yield as of December 31, 2001 and 2000 was 6.00% and 6.24%, respectively. The yield of the Vanguard Retirement Savings Trust is subject to adjustment daily based on interest credited and earnings on the Trust's investment contracts.

Note 6 - Note Payable:
----------------------

The Note, originally issued in December 1988 to a bank, is guaranteed by Hartmarx and is to be repaid from Employer contributions to the Plan. In 1992 and 1994, Hartmarx acquired all interests in the note from the bank. The interest rate is 9.5% and the note is due November 30, 2003, with principal and interest payable monthly. Under certain conditions, the note may be prepaid by the Plan.

Note 7 - Risks and Uncertainties:
---------------------------------

The Plan provides for various investment options in shares of Hartmarx common stock and units of investment entities which invest in combinations of stocks, bonds, fixed income securities and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statements of net assets available for benefits and the statement of changes in net assets available for benefits.

Note 8 - Related Party Transactions:
------------------------------------

Related party transactions consisted of loans made to participants and investments in Hartmarx Stock Funds. Certain Plan investments are shares of mutual funds or units of a collective investment trust managed by an affiliate of Vanguard Fiduciary Trust Company, a Trustee of the Plan and, accordingly, these transactions are party-in-interest transactions. Fees paid by the Plan to Vanguard Fiduciary Trust Company for record keeping, custodial and participant loan administration services were $34,398 for the year ended December 31, 2001 and are not prohibited transactions as defined under the Employee Retirement Income Security Act of 1974.

NOTE 9 - NON-PARTICIPANT DIRECTED FUND INFORMATION
--------------------------------------------------

Non-participant Directed funds include the unallocated ESOP Hartmarx Stock Fund, the allocated ESOP Hartmarx Stock Fund balances of participants under age 55, forfeited balances and allocated Hartmarx SIP Stock Fund participant balances from Employer contributions before 1989. The financial position of the Non-participant Directed funds as of December 31, 2001 and 2000, is summarized as follows:

                                                                         2001
                                                -------------------------------------------------------
                                                                        Hartmarx Stock Funds
                                                 Trust        -----------------------------------------
                                                  and                     ESOP
                                                 Mutual       -----------------------------
                                                 Funds         Allocated        Unallocated      SIP
                                                -------       -----------       -----------   ---------
ASSETS:
  Investments:
    VMMR Prime Portfolio.................       $6,270        $    3,595        $        -     $      -
    Hartmarx Corporation common stock....            -         1,126,302           137,835      110,467
                                                -------       ----------       -----------     --------
       Total Investments.................        6,270         1,129,897           137,835      110,467

  Contributions due from
    Hartmarx Corporation.................            -            66,966           165,123            -
                                                ------         ---------       -----------      -------
       Total Assets......................        6,270         1,196,863           302,958      110,467
                                                ------         ---------       -----------      -------

LIABILITIES:
  Accrued administrative expense.........            -             2,364                 -            -
  Accrued interest payable...............            -                 -            28,259            -
  Note payable...........................            -                 -         3,710,581            -
                                                -------       ----------       -----------     --------
       Total Liabilities.................            -             2,364         3,738,840            -
                                                -------       ----------       -----------     --------
NET ASSETS (ACCUMULATED DEFICIT)                $6,270        $1,194,499       $(3,435,882)    $110,467
                                                =======       ==========       ===========     ========


(Continuation of table)
                                                                         2000
                                                -------------------------------------------------------
                                                                         Hartmarx Stock Funds
                                                 Trust        -----------------------------------------
                                                  and                    ESOP
                                                 Mutual       -----------------------------
                                                 Funds         Allocated        Unallocated      SIP
                                                ------        -----------      ------------    --------
ASSETS:
  Investments:
    VMMR Prime Portfolio.................       $6,020        $    7,406        $        -     $      -
    Hartmarx Corporation common stock....            -         1,188,256           301,912      178,048
                                                ------        ----------       -----------     --------
       Total Investments..................       6,020         1,195,662           301,912      178,048

  Contributions due from
    Hartmarx Corporation.................            -            65,922           162,707            -
                                                ------        ----------       -----------     --------
       Total Assets......................        6,020         1,261,584           464,619      178,048
                                                ------        ----------       -----------     --------

LIABILITIES:
  Accrued administrative expense.........            -                 -                 -            -
  Accrued interest payable...............            -                 -            41,090            -
  Note payable...........................            -                 -         5,318,568            -
                                                ------        ----------       -----------     --------
       Total Liabilities.................            -                 -         5,359,658            -
                                                ------        ----------       -----------     --------
NET ASSETS (ACCUMULATED DEFICIT)                $6,020        $1,261,584       $(4,895,039)    $178,048
                                                ======        ==========       ===========     ========


The excess of the unallocated ESOP Hartmarx Stock Fund liabilities over assets are to be reduced in the future by the effect of Employer contributions required to pay principal and interest due on the note payable, as described in Notes 1 and 6.

--------------------------------------------------------------

Income (loss) and changes in the equity of the Non-participant Directed funds comprising the Plan for the year ended December 31, 2001, is summarized as follows:

                                                                                      Hartmarx Stock Funds
                                                                  Trust    ----------------------------------------
                                                                   and               ESOP
                                                                  Mutual   -------------------------
                                                                  Funds    Allocated     Unallocated        SIP
                                                                 -------   ---------     -----------      ---------

INVESTMENT INCOME (LOSS):

  Earnings from money market mutual funds.................         $250      $  743        $     -        $      -
  Net gain (loss) on distributions of stock to
    participants..........................................            -      (1,793)             -             239
  Net gain on sales of investments........................            -       7,661              -          21,679
  Unrealized depreciation of investments..................            -    (485,814)       (70,077)        (71,529)
                                                                 ------  ----------    -----------        --------
     Total investment income (loss).......................          250    (479,203)       (70,077)        (49,611)


Employer contributions....................................            -     884,898      1,940,119              -
Transfers-participant directed investments................            -    (359,282)             -              -
Transfers-payment for shares released.....................            -    (103,450)       103,450              -
Transfers-release of shares by debt service...............            -     103,450       (103,450)             -
Interest expense..........................................            -           -       (410,885)             -
Administrative expenses...................................            -      (2,364)             -              -
Distributions to participants.............................            -    (111,134)             -         (17,970)
                                                                 ------  ----------    -----------        --------


Net increase (decrease) in fund equity...................           250     (67,085)     1,459,157         (67,581)

Fund equity (deficit):
       Beginning of year.................................         6,020   1,261,584     (4,895,039)        178,048
                                                                 ------  ----------    -----------        --------
       End of year.......................................        $6,270  $1,194,499    $(3,435,882)       $110,467
                                                                 ======  ==========    ===========        ========


                     THE HARTMARX SAVINGS-INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN
                     -----------------------------------------------------------------

                   SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 2001
                   --------------------------------------------------------------------

                                          (Schedule H - Line 4i)


Identity of Party,
  Description of                   Maturity      Interest        Historical        Current
    Investment                       Date          Rate            Cost             Value
------------------                 --------      --------        ---------         -------

Line 1c(8)
----------

* Loans to Participants             Various       6%-11.5%       $   -0-          $1,260,609
                                                                 ==========       ==========

Line 1c(9)
----------

* Vanguard Retirement Savings
  Trust (3,834,923 units)                                        $ 3,834,923      $ 3,834,923
                                                                 ===========      ===========

Line 1c(13)
-----------

* VFISF - GNMA Portfolio
  (684,506 shares)                                               $ 7,022,404      $ 7,105,171

* VMMR - Prime Portfolio
  (5,224,455 shares)                                               5,224,445        5,224,455

* Index 500 Portfolio
  (115,493 shares)                                                10,183,125       12,229,574

* STAR Fund Portfolio
  (459,037 shares)                                                 7,628,561        7,546,572

* PRIMECAP Fund
  (244,230 shares)                                                11,620,850       12,582,739

* International Growth
  Portfolio
  (102,568 shares)                                                 1,844,298        1,539,542

* Small-Cap Index Fund
  (59,184 shares)                                                  1,259,165        1,173,031
                                                                 -----------      -----------

                                                                 $44,782,858      $47,401,084
                                                                 ===========      ===========

* Party-in-interest to the Plan.



                         THE HARTMARX SAVINGS-INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN
                         -----------------------------------------------------------------

                       SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 2001
                       --------------------------------------------------------------------

                                              (Schedule H - Line 4i)



Identity of Party,
  Description of                    Maturity        Interest        Par      Historical       Current
    Investment                        Date            Rate         Value       Cost            Value
------------------                  ---------       --------       -----     ----------      ----------

Line 1d(1)
----------
* Hartmarx Corporation
   Common Stock
    (2,519,016 shares)                                             $ 2.50     $12,112,401     $4,156,376
                                                                              ===========     ==========



* Party-in-interest to the Plan.


                     CONSENT OF INDEPENDENT ACCOUNTANTS
                     ----------------------------------




We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 333-03169) of Hartmarx Corporation of our report dated June 24, 2002 relating to the financial statements of the Hartmarx Savings-Investment and Employee Stock Ownership Plan appearing on page 1 of
Exhibit 99 to the 2001 Annual Report on Form 10-K of Hartmarx Corporation, filed with this Form 10K-A.





PricewaterhouseCoopers LLP

Chicago, Illinois
June 27, 2002