Form 10-Q
period 2002-05-31
HARTMARX CORP/DE
filed 2002-07-12
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X               OF THE SECURITIES EXCHANGE ACT OF 1934
 ------

                  For quarterly period ended May 31, 2002

                                     or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________


                       Commission file number 1-8501


                            HARTMARX CORPORATION
           -------------------------------------------------------
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

At June 30, 2002 there were 34,088,245 shares of the Company's common stock outstanding.

                            HARTMARX CORPORATION

                                   INDEX

                                                                          Page
                                                                         Number
                                                                         ------

Part I - FINANCIAL INFORMATION

 Item 1.      Financial Statements

              Unaudited Consolidated Statement of Earnings
              for the three months and six months ended
              May 31, 2002 and May 31, 2001.                                 3

              Unaudited Condensed Consolidated Balance Sheet
              as of May 31, 2002, November 30, 2001 and
              May 31, 2001.                                                  4

              Unaudited Condensed Consolidated Statement of
              Cash Flows for the six months ended May 31, 2002
              and May 31, 2001.                                              6

              Notes to Unaudited Consolidated Financial Statements.          7


 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                15

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk.   20


Part II - OTHER INFORMATION

 Item 1.      Legal Proceedings                                             21

 Item 4.      Results of Votes of Security Holders.                         22

 Item 6.      Exhibits and Reports on Form 8-K.                             23



 Signatures                                                                 23

                       Part I - FINANCIAL INFORMATION

Item 1  -  Financial Statements

                            HARTMARX CORPORATION
                UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                   (000's omitted, except per share data)

                                                                Three Months Ended                 Six Months Ended
                                                                     May 31,                            May 31,
                                                           -----------------------------   ------------------------------
                                                              2002             2001             2002              2001
                                                           -----------      ------------   ------------      ------------
Net sales                                                   $ 130,581       $ 146,078       $ 270,202       $ 287,235
Licensing and other income                                        449             374           1,258           1,058
                                                            ---------       ---------       ---------       ---------
                                                              131,030         146,452         271,460         288,293
                                                            ---------       ---------       ---------       ---------
Cost of goods sold                                             94,132         106,738         195,616         208,551
Selling, general and administrative expenses                   36,967          41,207          72,628          78,845
                                                            ---------       ---------       ---------       ---------
                                                              131,099         147,945         268,244         287,396
                                                            ---------       ---------       ---------       ---------
Earnings (loss) before settlement re: termination
       of systems project, restructuring charge, interest,
       taxes and extraordinary item                               (69)         (1,493)          3,216             897
Settlement re: termination of systems project                   4,500            --             4,500            --
Restructuring charge                                             (870)         (2,013)           (870)         (2,608)
                                                            ---------       ---------       ---------       ---------
Earnings (loss) before interest, taxes and
       extraordinary item                                       3,561          (3,506)          6,846          (1,711)
Interest expense                                                4,396           3,374           8,566           6,649
                                                            ---------       ---------       ---------       ---------
Loss before taxes and extraordinary item                         (835)         (6,880)         (1,720)         (8,360)
Tax benefit                                                       330           2,720             680           3,305
                                                            ---------       ---------       ---------       ---------
Loss before extraordinary item                                   (505)         (4,160)         (1,040)         (5,055)
Extraordinary item, net                                          --               (69)           --               (69)
                                                            ---------       ---------       ---------       ---------
Net loss                                                    ($    505)      ($  4,229)      ($  1,040)      ($  5,124)
                                                            =========       =========       =========       =========

Loss per share (basic and diluted):
       Before extraordinary item                            ($    .01)      ($    .14)      ($    .03)      ($    .17)
                                                            =========       =========       =========       =========
       After extraordinary item                             ($    .01)      ($    .14)      ($    .03)      ($    .17)
                                                            =========       =========       =========       =========

Dividends per common share                                  $    --         $    --         $    --         $    --
                                                            =========       =========       =========       =========

Average shares outstanding:
       Basic and diluted                                       33,818          29,972          32,925          29,903
                                                            =========       =========       =========       =========


  (See accompanying notes to unaudited consolidated financial statements)

                            HARTMARX CORPORATION
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                              (000's omitted)

                                                              May 31, 2002        Nov. 30,            May 31,
CURRENT ASSETS                                                                      2001                2001
                                                              -------------      ------------       -------------
     Cash and cash equivalents                                $   2,368          $   1,555          $     626


     Accounts receivable, less allowance for doubtful           117,140            143,261            122,751
     accounts of $9,773, $10,335 and $9,311

     Inventories                                                119,864            149,613            177,394

     Prepaid expenses                                            11,329              8,293              8,022

     Recoverable and deferred income taxes                       19,900             19,900             17,899
                                                              ---------          ---------          ---------

         Total current assets                                   270,601            322,622            326,692
                                                              ---------          ---------          ---------


INVESTMENTS AND OTHER ASSETS, INCLUDING GOODWILL
                                                                 29,615             29,437             11,054
                                                              ---------          ---------          ---------


DEFERRED INCOME TAXES                                            45,405             43,304             39,406
                                                              ---------          ---------          ---------


PREPAID AND INTANGIBLE PENSION ASSET                             54,645             14,462             18,352
                                                              ---------          ---------          ---------


PROPERTIES

     Land                                                         1,980              2,008              2,289

     Buildings and building improvements                         36,439             36,565             42,773

     Furniture, fixtures and equipment                          102,776            102,314            108,447

     Leasehold improvements                                      25,091             23,786             19,820
                                                              ---------          ---------          ---------

                                                                166,286            164,673            173,329

     Accumulated depreciation and amortization                 (131,982)          (128,982)          (138,062)
                                                              ---------          ---------          ---------

         Net properties                                          34,304             35,691             35,267
                                                              ---------          ---------          ---------

TOTAL ASSETS                                                  $ 434,570          $ 445,516          $ 430,771
                                                              =========          =========          =========

  (See accompanying notes to unaudited consolidated financial statements)

                            HARTMARX CORPORATION
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                   (000's omitted, except per share data)


                                                                       May 31,              Nov. 30,           May 31,
                                                                        2002                 2001               2001
                                                                    -------------       ------------        -----------
CURRENT LIABILITIES
     Current maturities of long-term debt                              $  25,562          $  25,000          $  15,080
     Accounts payable and accrued expenses                                74,653             86,995             89,777
                                                                       ---------          ---------          ---------
                                                                         100,215            111,995            104,857
Total current liabilities
                                                                       ---------          ---------          ---------

LONG-TERM DEBT, less current maturities                                   99,111            146,553            131,003
                                                                       ---------          ---------          ---------

MINIMUM PENSION LIABILITY                                                 44,258               --                 --
                                                                       ---------          ---------          ---------

SHAREHOLDERS' EQUITY
      Preferred shares, $1 par value;
         2,500,000 shares authorized and unissued                           --                 --                 --
      Common shares, $2.50 par value; 75,000,000 shares
         authorized; 36,800,564 shares issued at May 31,
         2002, 36,280,064 shares issued at November 30, 2001
         and 36,317,564 shares issued at May 31, 2001
                                                                          92,001             90,700             90,794
     Capital surplus                                                      69,680             80,236             81,369
     Retained earnings                                                    45,754             46,794             55,599
     Unearned employee benefits                                           (4,306)            (3,931)            (4,677)
     Common shares in treasury, at cost,
         2,749,952 shares at May 31, 2002,
         6,076,646 shares at November 30, 2001 and
         6,303,144 shares at May 31, 2001                                (12,130)           (26,801)           (27,800)
     Accumulated other comprehensive income (loss)                           (13)               (30)              (374)
                                                                       ---------          ---------          ---------
         Total shareholders' equity                                      190,986            186,968            194,911
                                                                       ---------          ---------          ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                   $ 434,570          $ 445,516          $ 430,771
                                                                       =========          =========          =========

  (See accompanying notes to unaudited consolidated financial statements)

                            HARTMARX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                               OF CASH FLOWS
                              (000's omitted)

                                                                                 Six Months Ended May 31,
                                                                           ------------------------------------
                                                                               2002                    2001
                                                                           -------------           ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
      Net loss                                                                $ (1,040)           $ (5,124)
      Reconciling items to adjust net loss to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                          3,207               3,747
          Amortization of long lived assets, debt discount and
              unearned employee benefits                                         3,200               1,132
          Changes in:
              Receivables, inventories, prepaids and other assets               53,120               8,069
              Accounts payable and accrued expenses                             (9,684)            (22,531)
              Taxes and deferred taxes on earnings                              (2,111)             (4,361)
          Extraordinary item, net                                                 --                    69
                                                                              --------            --------
Net cash provided by (used in) operating activities                             46,692             (18,999)
                                                                              --------            --------

Cash Flows from investing activities:
      Capital expenditures                                                      (1,967)             (3,068)
      Cash paid for acquisition                                                 (2,156)               --
      Cash proceeds from sale of assets                                          1,444                --
                                                                              --------            --------
Net cash used in investing activities                                           (2,679)             (3,068)
                                                                              --------            --------

Cash Flows from financing activities:
      Increase (decrease) in borrowings under Credit Facility                  (34,126)             30,421
      Payment of 10 7/8% senior subordinated notes
          in connection with note exchange                                      (9,404)               --
      Purchase of 10 7/8% senior subordinated notes                               --               (27,236)
      Proceeds from mortgage financing                                            --                17,375
      Payment of debt                                                             (268)                (66)
      Other equity transactions                                                    598                 444
                                                                              --------            --------
Net cash provided by (used in) financing activities                            (43,200)             20,938
                                                                              --------            --------
Net increase (decrease) in cash and cash equivalents                               813              (1,129)
Cash and cash equivalents at beginning of period                                 1,555               1,755
                                                                              --------            --------
Cash and cash equivalents at end of period                                    $  2,368            $    626
                                                                              ========            ========

Supplemental cash flow information: Net cash paid during the period for:
          Interest                                                            $  8,000            $  7,300
          Income taxes                                                           1,400               1,100




Non-cash financing transaction:

Pursuant to the January 16, 2002 exchange of the Company's new 12 1/2% senior unsecured notes, cash and stock for the maturing 10 7/8% senior subordinated notes, as more fully described in the Notes to Unaudited Consolidated Financial Statements, the Company exchanged $25,321,000 in debt and issued 2,949,495 shares of treasury stock.

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


Note 3

Long-term debt comprised the following (000's omitted):

                                                          May 31,         Nov. 30,          May 31,
                                                           2002             2001             2001
                                                        ------------     ------------     ------------
Borrowings under Credit Facility                        $ 50,850         $ 84,976         $ 74,150
Term loan                                                 15,000           15,000             --
12 1/2% senior unsecured notes, net                       22,235             --               --
10 7/8% senior subordinated notes, net                      --             34,721           34,706
Industrial development bonds                              17,250           17,250           17,315
Mortgages and other debt                                  19,338           19,606           19,912
                                                        --------         --------         --------
Total debt                                               124,673          171,553          146,083
Less - current                                            25,562           25,000           15,080
                                                        --------         --------         --------
Long-term debt                                          $ 99,111         $146,553         $131,003
                                                        ========         ========         ========


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

Several amendments to the Company's Credit Facility were completed during 2001 to address (i) operating results which required revisions to certain financial covenants, (ii) additional financing resources required relating to the acquisition of the Consolidated Apparel Group, L.L.C. ("CAG") and
(iii) financing alternatives regarding the January 15, 2002 maturity of the $34.7 million of outstanding Notes. A December 13, 2001 amendment, among other things, authorized the completion of an exchange offer for the Company's Notes and adjusted various covenants to reflect anticipated business conditions to provide borrowing availability which the Company believes will be sufficient to fund its operations after making the cash payments to the holders of the Notes who exchanged their Notes in the exchange offer and to those who were paid upon maturity of the notes. The exchange offer was accepted by holders of 91.2% of the Notes and completed on January 16, 2002. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Notes were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes have been recorded at estimated fair value, which at May 31, 2002 was $22.2 million, reflecting unamortized debt discount of $3.1 million.

The Credit Facility includes various other events of default and contains certain restrictions on the operation of the business, including covenants pertaining to capital expenditures, asset sales, operating leases and incurrence or existence of additional indebtedness and liens, as well as other customary covenants, representations and warranties, and events of default. As of May 31, 2002, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. The Company expects that it will satisfy the various provisions of its Credit Facility, as amended, and its other borrowing agreements; however, there can be no assurance that the Company will remain in compliance with its financial covenants.

Note 4

Inventories at each date consisted of (000's omitted):

                                               May 31,              Nov. 30,               May 31,
                                                2002                  2001                   2001
                                           ----------------      ----------------      -----------------
Raw  materials                                  $ 46,674              $ 46,227              $ 56,003
Work-in-process                                    5,674                 7,758                14,339
Finished goods                                    67,516                95,628               107,052
                                                --------              --------              --------
                                                $119,864              $149,613              $177,394
                                                ========              ========              ========


Inventories are stated at the lower of cost or market. At May 31, 2002, November 30, 2001 and May 31, 2001, approximately 50%, 48% and 52% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


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

Information on the Company's operations and total assets for the three and six months ended and as of May 31, 2002 and 2001 is summarized as follows (in millions):

                                              Men's             Women's
                                             Apparel            Apparel
Three Months Ended May 31,                    Group              Group            Adj.            Consol.
                                          ---------------    --------------    -----------    ----------------
2002
Sales                                       $   119.1         $    11.5          $  --              $   130.6
Earnings (loss) before taxes                      2.2              (0.1)              (2.9)              (0.8)

2001
Sales                                       $   132.9         $    13.2          $  --              $   146.1
Earnings (loss) before taxes and
     extraordinary item                           0.1              (0.3)              (6.7)              (6.9)

Six Months Ended May 31,
2002
Sales                                       $   246.6         $    23.6          $  --              $   270.2
Earnings (loss) before taxes                      8.2              (0.2)              (9.7)              (1.7)
Total assets                                    267.3              34.1              133.2              434.6

2001
Sales                                       $   259.8         $    27.4          $  --              $   287.2
Earnings (loss) before taxes and
     extraordinary item                           4.3               0.3              (13.0)              (8.4)
Total assets                                    310.4              33.1               87.3              430.8

For the periods ended May 31, 2002 and 2001, Men's Apparel Group results include restructuring charges as follows (in millions):

                                            May 31,
                              ---------------------------------
                                 2002                 2001
                              ------------         ------------
Three months                      $0.9                 $2.0
Six months                         0.9                  2.6


During the three and six month periods ended May 31, 2002 and 2001, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense, general corporate expenses and in 2002, the settlement re: termination of systems project. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets, including the intangible pension asset at May 31, 2002, and corporate properties. The Men`s Apparel Group total assets include goodwill related to acquisitions.


Note 6

During the third quarter of 2001, the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. ("CAG"), a privately held marketer of popular priced sportswear. The acquisition was consistent with the Company's previously stated strategy to expand its apparel offerings in non-tailored product categories. The purchase price of the assets acquired was $18 million plus the assumption of debt and other specified payables and accruals. Additional contingent consideration is payable to the seller based upon the achievement of specified levels of earnings before interest and taxes of the business during five annual periods within a specified period beginning July 1, 2001, or upon a change in control. Such contingent consideration is considered as additional purchase price when earned and, accordingly, reflected as goodwill. CAG's results of operations have been included in the Company's financial statements since the date of the acquisition. Pursuant to the terms of the purchase agreement, contingent consideration of $1.8 million earned for the initial period ended November 30, 2001 and recorded as additional goodwill as of that date was paid to the seller during the first quarter of fiscal 2002.


Note 7

During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to the weak sales of apparel at retail and reduced consumer confidence. These actions included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center, several administrative offices, early voluntary retirement programs and other administrative workforce reductions. The accompanying consolidated statement of earnings for the three and six months ended May 31, 2001 reflects a restructuring charge of $2.0 million for the three months and $2.6 million for the six months, representing costs for severance and related fringe benefits and estimated closing costs for owned facilities or exit costs for leased facilities.

The accompanying consolidated statement of earnings for the three and six months ended May 31, 2002 reflects one time costs of $.9 million associated with closing one sewing facility.

The $.9 million restructuring charge in fiscal 2002 and remaining liability balance at May 31, 2002 consisted of the following (000's omitted):

                                                               Lease            Adjustment of
                                           Severance        Termination           Long-lived
                                             and            and Facility           Assets
                                           Benefits         Closing Costs                               Total
                                      ----------------    -----------------    ----------------    ---------------
Balance at November 30, 2001          $        1,165      $         3,427
Plus: Provision during 2002                      642                  158        $         70      $           870
Less:  Payments during 2002                   (1,784)                (731)
                                      --------------      ---------------
Balance at May 31, 2002               $           23      $         2,854
                                      ==============      ===============

Note 8

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                                        Six Months Ended
                                                              -------------------------------------
                                                                 May 31,               May 31,
                                                                   2002                  2001
                                                              ---------------       ---------------
Net loss                                                          $(1,040)              $(5,124)
Other comprehensive income (loss):

Change in fair value of foreign                                        17                   (68)
currency hedge contracts, net of tax
                                                                  -------               -------
Comprehensive loss                                                $(1,023)              $(5,192)
                                                                  =======               =======

Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):

As of November 30, 2001                                          $   (30)
Current period change in fair value of foreign exchange
     contracts, net of tax                                            17
                                                                 -------
As of May 31, 2002                                               $   (13)
                                                                 =======


Note 9

Following the substantial completion of the various restructuring and cost reduction actions, the Company reviewed its actuarial assumptions relating to its defined benefit and non-qualified supplemental pension plans as of May 31, 2002. The following sets forth the information related to the change in the benefit obligation and change in plan assets for the Company's defined benefit and non-qualified supplemental pension plans as of May 31, 2002 and the related pension expense for the six months ended May 31, 2002 and 2001 (000's omitted):

Change in Benefit Obligation
Benefit obligation at beginning of year                          $ 222,815
Service cost                                                         2,795
Interest cost                                                        7,289
Actuarial (gain) or loss                                            (8,104)
Benefits paid                                                       (6,974)
                                                                 ---------
Benefit obligation at May 31, 2002                                 217,821
                                                                 ---------



Change in Plan Assets
Fair value of plan assets at beginning of year                     169,202
Contribution                                                           624
Actual return on plan assets                                         7,730
Benefits paid                                                       (6,974)
                                                                 ---------
Fair value of plan assets at May 31, 2002                          170,582
                                                                 ---------

Funded status                                                      (47,239)
Unrecognized net actuarial (gain) or loss                           10,187
Unrecognized prior service cost                                     47,496
                                                                 ---------
Prepaid benefit cost at May 31, 2002                             $  10,444
                                                                 =========


Components of net periodic pension expense are as follows (000's omitted):

                                                         Six Months Ended
                                                 ------------------------------
                                                 May 31, 2002      May 31, 2001
                                                 ------------      ------------
Service cost                                        $ 2,795        $ 2,601
Interest cost                                         7,289          6,581
Expected return on plan assets                       (7,156)        (7,308)
Net amortization                                      1,674          1,323
                                                    -------        -------
Net periodic pension expense                        $ 4,602        $ 3,197
                                                    =======        =======


At May 31, 2002, the accompanying condensed consolidated balance sheet also reflects a non-cash "intangible pension asset" and an offsetting "minimum pension liability" of $44.3 million, based upon the updated annual actuarial valuation.

                                                       As of
                                            ------------------------------
                                                May 31,          Nov. 30,
Weighted-Average Assumptions                     2002              2001
                                            -------------    -------------
Discount rate                                    7.00%            6.75%
Expected return on plan assets                   8.75%            8.75%
Rate of compensation increase                    4.00%            4.25%


Note 10

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Upon adoption of the new standard, the Company ceased amortizing goodwill relating to acquisitions prior to June 30, 2001, of which the net carrying amount was approximately $1.3 million. The required analysis performed as proscribed under FAS 142 indicated that there was no impairment of the recorded goodwill. Goodwill amortization in the three months and six months ended May 31, 2001 was less than $.1 million.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 is applicable for the Company's 2003 fiscal year beginning December 1, 2002. SFAS 145 addresses, among other things, any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Accordingly, should the Company extinguish or refinance any of its debt in the remainder of its fiscal year ending November 30, 2002, any gain or loss on such extinguishment or refinancing would be reported as an extraordinary item. Effective December 1, 2002, any gain or loss on extinguishment of debt that does not meet the criteria of Opinion 30, as amended, will be recorded in results of operations and prior period extraordinary items will be reclassified, as appropriate.


                            HARTMARX CORPORATION


Item 2     -      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Liquidity and Capital Resources

November 30, 2001 to May 31, 2002
---------------------------------

Since November 30, 2001, net accounts receivable decreased $26.1 million or 18% to $117.1 million, reflecting the seasonal change from tailored clothing shipments in the Men's Apparel Group. Inventories of $119.9 million declined $29.7 million or 20% reflecting the actions to reduce inventory commitments in light of the generally lackluster environment at retail for apparel products and de-emphasis or elimination of certain brands or programs not offering the prospects of adequate profitability over the long term, partially offset by seasonal factors preceding anticipated tailored clothing shipments in the third quarter. Net properties decreased $1.4 million to $34.3 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $12.3 million reflecting normal seasonal payments, the reduced inventory commitments and payments related to the restructuring. Total debt, including current maturities, decreased $46.9 million to $124.7 million, as the seasonal increase in working capital requirements that would ordinarily result was more than offset by the actions taken to reduce inventories. Total debt represented 39% of total capitalization at May 31, 2002 compared to 48% at November 30, 2001.

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

Several amendments to the Company's Credit Facility were completed during 2001 to address (i) operating results which required revisions to certain financial covenants and minimum excess availability levels, (ii) additional financing resources required related to the CAG acquisition, and (iii) financing alternatives regarding the January 15, 2002 maturity of the $34.7 million of outstanding Notes. A December 13, 2001 Credit Facility amendment, among other things, authorized the completion of an exchange offer for the Notes, adjusted various covenants to reflect anticipated business conditions to provide borrowing availability which the Company believes will be sufficient to fund its operations after making the cash payments to the holders of the Notes who exchanged their Notes in the exchange offer and to those who were paid upon maturity of the notes. The exchange offer was accepted by holders of 91.2% of the Notes and completed on January 16, 2002. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") and 93 shares of common stock. Upon completion of the exchange offer, $25.3 million face value of New Notes due September 15, 2003 and 2.9 million additional common shares were issued and all of the $34.7 million of Notes were retired.

The Credit Facility contains certain restrictions on the operation of its business, including covenants pertaining to capital expenditures, asset sales, operating leases and incurrence or existence of additional indebtedness and liens, as well as other customary covenants, representations and warranties, and events of default. As of May 31, 2002, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. The Company expects it will satisfy the various covenants under its Credit Facility, as amended, and its other borrowing agreements; however, there can be no assurance that the Company will remain in compliance with its financial covenants.

There are a number of factors which can affect the Company's ability to (i) remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements or, alternatively, (ii) to obtain replacement financing for its Credit Facility. The following summarizes the most significant items:


> The apparel environment is cyclical, and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The tailored clothing market relating to suits has experienced unit declines over the past several years. If the tailored clothing market continues to decline, sales and profitability would be adversely affected.


> Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these casual and sportswear product offerings may not offset the declines in the tailored clothing unit sales.

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

> The completion on January 16, 2002 of the previously described exchange offer satisfied the principal debt service requirement for fiscal 2002 and no additional financing or liquidity proceeds are required under the Credit Facility. The Company's Credit Facility requires, among other things, that the Company maintain cumulative consolidated adjusted earnings before interest, taxes, depreciation and amortization and other specified non-cash items at or above a prescribed minimum for designated periods. If the Company is not able to maintain its minimum cumulative adjusted earnings amount, particularly if current recessionary economic trends persist or if there is insufficient cash flow and capital resources to meet debt service obligations, the Company would need its lenders to approve a modification of such earnings covenants, to refinance or further restructure its debt obligations or to obtain additional equity capital. While the Company believes alternative sources of financing are available, there can be no assurance that alternative financing would be available and if so, on acceptable terms.

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

At May 31, 2002, availability under the Credit Facility was approximately $50 million compared to the $15 million required to be maintained. At May 31, 2002, the Company had approximately $19 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating $8.3 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At May 31, 2002, there were an aggregate of $.8 million of outstanding foreign exchange contracts primarily related to anticipated licensing revenues to be received in the next twelve months. The Company has not committed to and has not provided any guarantees of other lines of credit, stand-by letters of credit, repurchase obligations, etc., to any other third party.


May 31, 2001 to May 31, 2002
----------------------------

Net accounts receivable of $117.1 million decreased $5.6 million or 5%, principally reflecting the lower sales compared to the prior period. Inventories of $119.9 million declined $57.5 million or 32%, reflecting the previously described actions taken to reduce inventories. Current period inventories included approximately $6 million attributable to CAG. Net properties of $34.3 million decreased $1.0 million, as the $.7 million attributable to CAG and capital additions were more than offset by higher depreciation expense and reductions related to the closing or disposition of certain facilities associated with 2001 restructuring actions. Accounts payable and accrued expenses of $74.7 million declined $15.1 million primarily reflecting the lower inventory levels. Debt levels are being favorably impacted by the reduced inventories and other restructuring actions. At November 30, 2001 total debt had been $46 million higher than the year earlier amount. By May 31, 2002 total debt was $21.4 million lower than the year earlier amount, representing 39% of total capitalization at May 31, 2002 compared to 43% at May 31, 2001.


Results of Operations

Second Quarter 2002 Compared to Second Quarter 2001
---------------------------------------------------

Second quarter consolidated sales were $130.6 million compared to $146.1 million in 2001, reflecting lower tailored clothing Spring `02 advance order shipments partially offset by higher in-stock tailored clothing shipments and increased sportswear sales. Current period revenues included approximately $8 million related to the acquisition of CAG. Women's Apparel Group revenues, which represented 9% and 9% of consolidated sales in 2002 and 2001, respectively, decreased approximately $1.7 million. Aggregate sportswear and other non-tailored clothing product categories represented approximately 45% of total second quarter revenues compared to 38% a year ago.

The consolidated gross margin percentage to sales improved to 27.9% from 26.9% last year, reflecting the favorable impact from the restructuring actions taken last year and improved sourcing. Consolidated selling, general and administrative expenses declined to $37.0 million in the current period from $41.2 million in 2001 and the ratio to sales was 28.3% in 2002 compared to 28.2% in 2001. Overall expense reductions emanating from the various 2001 restructuring actions are being realized as anticipated. The current period also reflected $2.9 million of incremental expenses related to the inclusion of CAG and the Hickey-Freeman retail store in New York City, which opened in October 2001.

Earnings before interest, taxes and extraordinary item ("EBIT") were $3.6 million in 2002 compared to a loss of $3.5 million in 2001. EBIT represented 2.7% of net sales in 2002 and a negative 2.4% of net sales in 2001. The current period included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software ("settlement proceeds"), as well as a $.9 million restructuring charge, primarily related to the closing of one manufacturing facility. The prior period included a restructuring charge of $2.0 million. Interest expense was $4.4 million this period compared to $3.4 million last year; the current period reflected $1.1 million of non-cash interest, including $.6 million of debt discount amortization related to the New Notes. The consolidated pre-tax loss was $.8 million this year compared to a loss of $6.9 million last year. After reflecting the applicable tax benefit, the consolidated net loss was $.5 million this period compared to a loss of $4.2 million last year. The basic and diluted loss per share was $.01 compared to a loss of $.14 per share in 2001.


Six Months 2002 Compared to Six Months 2001
-------------------------------------------

Consolidated sales decreased $17.0 million or 6% to $270.2 million from $287.2 million in 2001, principally attributable to the Men's Apparel Group. Within the Men's Apparel Group, tailored clothing product revenues represented the principal component of the decline, reflecting both lower tailored clothing Spring `02 advance orders and previously stated plans to reduce revenues in lower profit potential moderate priced tailored clothing product categories, partially offset by the inclusion of $14.7 million attributable to CAG, higher in-stock clothing shipments and increased sportswear product sales. Women's Apparel Group revenues, which represented 9% and 10% of consolidated sales in 2002 and 2001, respectively, decreased approximately $3.8 million. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented 41% of first half sales versus 38% a year ago.

The consolidated gross margin percentage to sales was 27.6% compared to 27.4% last year, reflecting product mix changes and improved sourcing principally offset by disposition of surplus inventories. Consolidated selling, general and administrative expenses were $72.6 million in the current period compared to $78.8 million in 2001, and represented 26.9% of sales in 2002 compared to 27.4% of sales in 2001. The current year included $5.9 million of incremental expenses related to the inclusion of CAG and the Hickey-Freeman retail store.

EBIT was $6.8 million in 2002 compared to a loss of $1.7 million in 2001 and represented 2.5% of sales in 2002 compared to a negative .6% of sales in 2001. Results included the settlement proceeds this year partially offset by restructuring charges of $.9 million; the prior year's results included restructuring charges of $2.6 million. Interest expense increased to $8.6 million from $6.6 million last year; the current period reflected $1.9 million of non-cash interest, including $.9 million of debt discount amortization related to the New Notes. The consolidated pre-tax loss was $1.7 million this year compared to a loss of $8.4 million last year. After reflecting the applicable tax benefit, the consolidated net loss was $1.0 million or $.03 per basic and diluted share this year compared to a loss of $5.1 million or $.17 per share last year.

Second half revenues are expected to be comparable to the second half of 2001, reflecting Fall `02 advance orders trending higher in the better and luxury price-point tailored clothing product categories. The expected expense savings from the restructuring actions are being realized. Based on current conditions, it is anticipated that the Company will achieve pre-tax profitability for the second half and full year ended November 30, 2002.

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


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations or anticipated receipts of licensing income denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of May 31, 2002, the Company had entered into foreign exchange contracts, aggregating approximately $.8 million corresponding to approximately 100 million yen, primarily related to anticipated licensing revenues to be received in the next twelve months.

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


                        Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

The various actions commenced against the Company following the August 13, 2001 announcement by The Lincoln Company LLC ("Lincoln") of its intention to commence a tender offer for all of the Company's outstanding shares of common stock (which was subsequently withdrawn on October 1, 2001) have been dismissed without prejudice pursuant to stipulation between the parties.

Those actions, as described in the Company's November 30, 2001 10-K report, were filed in the Chancery Court of the State of Delaware in August 2001:
Harbor Finance Partners v. Samaual A.T. Bakhsh, et al., Civil Action No. 19055; Sandra Summerfield v. Elbert O. Hand, et al., Civil Action No. 19060; Boris Dorfman v. Elbert O. Hand, et al., Civil Action No. 19070; and Miriam Thurm v. Elbert O. Hand, et al., Civil Action No. 19086. Another purported class action captioned Robert Crockett vs. Hartmarx Corporation, et al., No. 01 CH 14297, was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, against the Company and its directors in August 2001. The Harbor Finance Partners action was dismissed on May 6, 2002; the Summerfield, Dorfman, Thurm and Crockett actions were dismissed on April 9, 2002.


Item 4  -  Results of Votes of Security Holders

The annual meeting of the stockholders of the Registrant was held on April 11, 2002. The Directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 26, 2002 were elected for one year terms with voting for each as follows:

     Director                          For               Abstentions
------------------------------    ----------------    ------------------
Samawal A. T. Bakhsh                23,033,561            5,487,878
Jeffrey A. Cole                     21,899,800            6,621,639
Raymond F. Farley                   23,249,794            5,271,645
Elbert O. Hand                      21,800,314            6,721,125
Donald P. Jacobs                    22,079,477            6,441,962
Charles Marshall                    23,389,515            5,131,924
Homi P. Patel                       23,347,407            5,174,032
Michael B. Rohlfs                   23,466,924            5,054,515
Stuart L. Scott                     22,036,678            6,484,761



The reappointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 27,491,324 shares for, 887,665 shares opposed and 142,450 shares abstaining.

With respect to the advisory and non-binding stockholder proposals concerning (i) the redemption, repeal and termination of all of the Rights distributed under the Stockholder Rights Plan ("Rights Plan") and (ii) amending the Company's Restated Certificate of Incorporation, By-Laws and related governing instruments in order to provide for cumulative voting in the election of directors ("Cumulative Voting"), the voting for each was as follows:

                                Rights Plan                   Cumulative
                                                                Voting
                              ----------------              ----------------
In favor                           12,735,358                    11,726,288
Opposed                             4,763,649                    10,681,932
Abstaining                          5,934,056                       400,577
Broker non-votes                    5,088,376                     5,712,642


Item 6  --  Exhibits and Reports on Form 8-K

(A)      Exhibits:

          3-B   By-laws of the Company, as amended to the date hereof.

          4-C-8 Eighth Amendment to the Amended and Restated Credit
                Facility dated May 14, 2002.

          4-C-9 Ninth Amendment to the Amended and Restated Credit Facility dated June 15, 2002.

          10-F-4 Letter Amendment dated April 11, 2002 to Employment
                Agreement and Severance Agreement between the Company and Elbert O. Hand.

          10-F-5 Letter Amendment dated April 11, 2002 to Employment
                 Agreement and Severance agreement between the Company and Homi B. Patel.


(B) On May 13, 2002, the Company filed a Form 8-K relating to fulfilling the requirement to obtain $10 million of additional liquidity proceeds by June 30, 2002, as provided under its Senior Credit Facility.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HARTMARX CORPORATION


July 12, 2002                  By       /s/ GLENN R. MORGAN
                                  -----------------------------------------
                                        Glenn R. Morgan
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

                                        (Principal Financial Officer)


July 12, 2002                  By       /s/ ANDREW A. ZAHR
                                  -----------------------------------------
                                        Andrew A. Zahr
                                        Vice President and Controller

                                        (Principal Accounting Officer)