Form 10-Q
period 2002-08-31
HARTMARX CORP/DE
filed 2002-10-15
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  __X__             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended August 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  __X__      No_______

At September 30, 2002 there were 34,223,986 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION

                                     INDEX
                                                                                     Page
                                                                                    Number
                                                                                    ------
Part I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Unaudited Consolidated Statement of Earnings
                  for the three months and nine months ended
                  August 31, 2002 and August 31, 2001.                                 3

                  Unaudited Condensed Consolidated Balance Sheet
                  as of August 31, 2002, November 30, 2001 and
                  August 31, 2001.                                                     4

                  Unaudited Condensed Consolidated Statement of Cash
                  Flows for the nine months ended August 31, 2002
                  and August 31, 2001.                                                 6

                  Notes to Unaudited Consolidated Financial Statements.                7


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                      14

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         18

        Item 4.   Controls and Procedures.                                            19


Part II - OTHER INFORMATION

        Item 6.      Exhibits and Reports on Form 8-K.                                20


        Signatures                                                                    20


        Section 302 Certification of Chief Executive Officer.                         21

        Section 302 Certification of Chief Financial Officer.                         23


                        Part I - FINANCIAL INFORMATION

Item 1  -  Financial Statements

                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                    (000's omitted, except per share data)


                                                                Three Months Ended                      Nine Months Ended
                                                                    August 31,                             August 31,
                                                           -----------------------------          ------------------------------
                                                              2002             2001                  2002              2001
                                                           -----------      ------------          ------------      ------------
Net sales                                                  $ 149,085        $  159,692            $  419,287        $  446,927
Licensing and other income                                       494             1,072                 1,752             2,130
                                                           -----------      ------------          ------------      ------------
                                                             149,579           160,764               421,039           449,057
                                                           -----------      ------------          ------------      ------------
Cost of goods sold                                           106,918           121,447               302,534           329,998
Selling, general and administrative expenses                  35,859            40,866               108,487           119,711
                                                           -----------      ------------          ------------      ------------
                                                             142,777           162,313               411,021           449,709
                                                           -----------      ------------          ------------      ------------
Earnings (loss) before settlement re: termination
    of systems project, restructuring charge, interest,
    taxes and extraordinary item                               6,802           (1,549)                10,018              (652)
Settlement re: termination of systems project                      -                -                  4,500                 -
Restructuring charge                                               -           (5,892)                  (870)           (8,500)
                                                           -----------      ------------          ------------      ------------
Earnings (loss) before interest, taxes and
    extraordinary item                                         6,802           (7,441)                13,648            (9,152)
Interest expense                                               3,862            3,494                 12,428            10,143
                                                           -----------      ------------          ------------      ------------
Earnings (loss) before taxes and extraordinary item            2,940          (10,935)                 1,220           (19,295)
Tax (provision) benefit                                       (1,160)           4,315                   (480)            7,620
                                                           -----------      ------------          ------------      ------------
Earnings (loss) before extraordinary item                      1,780           (6,620)                   740           (11,675)
Extraordinary item, net                                       (1,695)               -                 (1,695)              (69)
                                                           -----------      ------------          ------------      ------------
Net earnings (loss)                                              $85          ($6,620)                 ($955)         ($11,744)
                                                           ===========      ============          ============      ============

Earnings (loss) per share (basic and diluted):
       Before extraordinary item                               $ .05            $(.22)                 $ .02             $(.39)
       After extraordinary item                                $   -            $(.22)                 $(.03)            $(.39)

Dividends per common share                                     $   -            $   -                  $   -             $   -

Average shares outstanding:
       Basic                                                  34,113           30,067                 33,354            29,958
       Diluted                                                34,207           30,067                 33,446            29,958



               (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's omitted)



                                                               August 31,          Nov. 30,           August 31,
CURRENT ASSETS                                                    2002               2001                2001
                                                              -------------       ------------       -------------
     Cash and cash equivalents                                $      4,626         $    1,555         $     1,179

     Accounts receivable, less allowance for doubtful              157,338            143,261             153,103
         accounts of $10,420, $10,335 and $10,721
     Inventories                                                   103,801            149,613             174,590
     Prepaid expenses                                                9,140              8,293               8,688
     Recoverable and deferred income taxes                          19,900             19,900              17,899
                                                              -------------       ------------       -------------
         Total current assets                                      294,805            322,622             355,459
                                                              -------------       ------------       -------------

INVESTMENTS AND OTHER ASSETS, INCLUDING GOODWILL
                                                                    31,618             29,437              27,974
                                                              -------------       ------------       -------------

DEFERRED INCOME TAXES                                               45,576             43,304              43,879
                                                              -------------       ------------       -------------

PREPAID AND INTANGIBLE PENSION ASSET                                52,360             14,462              16,436
                                                              -------------       ------------       -------------

PROPERTIES
     Land                                                            1,979              2,008               2,179
     Buildings and building improvements                            36,353             36,565              42,299
     Furniture, fixtures and equipment                              99,195            102,314             109,334
     Leasehold improvements                                         24,806             23,786              21,413
                                                              -------------       ------------       -------------
                                                                   162,333            164,673             175,225
     Accumulated depreciation and amortization                    (128,850)          (128,982)           (139,988)
                                                              -------------       ------------       -------------
         Net properties                                             33,483             35,691              35,237
                                                              -------------       ------------       -------------
TOTAL ASSETS                                                   $   457,842         $  445,516         $   478,985
                                                              =============       ============       =============



               (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                    (000's omitted, except per share data)

                                                               August 31,          Nov. 30,           August 31,
                                                                  2002               2001                2001
                                                              -------------       ------------        ------------
CURRENT LIABILITIES
     Current maturities of long-term debt                      $    25,572         $   25,000          $   35,328
     Accounts payable and accrued expenses                          76,833             86,995             112,126
                                                              -------------       ------------        ------------
                                                                   102,405            111,995             147,454
Total current liabilities
                                                              -------------       ------------        ------------

LONG-TERM DEBT, less current maturities                            119,670            146,553             142,561
                                                              -------------       ------------        ------------

MINIMUM PENSION LIABILITY                                           44,258                  -                   -
                                                              -------------       ------------        ------------

SHAREHOLDERS' EQUITY
         Preferred shares, $1 par value;
         2,500,000 shares authorized and unissued                        -                  -                   -
         Common shares, $2.50 par value; 75,000,000 shares
         authorized; 36,800,564 shares issued at August 31,
         2002, 36,280,064 shares issued at November 30, 2001
         and 36,317,564 shares issued at August 31, 2001.
                                                                    92,001             90,700              90,794
     Capital surplus                                                69,154             80,236              80,909
     Retained earnings                                              45,839             46,794              48,979
     Unearned employee benefits                                     (3,869)            (3,931)             (4,334)
     Common shares in treasury, at cost,
         2,629,718 shares at August 31, 2002,
         6,076,646 shares at November 30, 2001 and
         6,197,417 shares at August 31, 2001.                      (11,600)           (26,801)            (27,334)
     Accumulated other comprehensive income (loss)                     (16)               (30)                (44)
                                                              -------------       ------------        ------------
         Total shareholders' equity                                191,509            186,968             188,970
                                                              -------------       ------------        ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                          $    457,842         $  445,516          $  478,985
                                                              =============       ============        ============



               (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's omitted)

Increase (Decrease) in Cash and Cash Equivalents                               Nine Months Ended August 31,
                                                                           -------------------------------------
Cash Flows from operating activities:                                          2002                    2001
                                                                           -------------           -------------
      Net loss                                                             $       (955)            $   (11,744)
      Reconciling items to adjust net loss to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                           4,727                   5,709
          Amortization of long-lived assets, debt discount and
              unearned employee benefits                                          5,068                   1,732
          Non-cash extraordinary item, net                                        1,491                      69
          Changes in:
              Receivables, inventories, prepaids and other assets                29,817                  (8,566)
              Accounts payable and accrued expenses                              (7,414)                (18,995)
              Taxes and deferred taxes on earnings                               (1,307)                 (8,889)
                                                                           -------------           -------------
Net cash provided by (used in) operating activities                              31,427                 (40,684)
                                                                           -------------           -------------
Cash Flows from investing activities:
      Capital expenditures                                                       (2,819)                 (5,661)
      Cash paid for acquisition                                                  (2,156)                 (7,631)
      Cash proceeds from sale of assets                                           1,881                       -
                                                                           -------------           -------------
Net cash used in investing activities                                            (3,094)                (13,292)
                                                                           -------------           -------------
Cash Flows from financing activities:
      Borrowings under new Credit Facility                                       85,958                       -
      Borrowings (payments) under previous Credit Facility                      (84,976)                  47,353
      Payment of 10 7/8% senior subordinated notes
          in connection with note exchange                                       (9,404)                       -
      Purchase of 10 7/8% senior subordinated notes                                   -                  (27,235)
      Proceeds from mortgage financing                                                -                   17,375
      (Payment of) proceeds from term loan                                      (15,000)                  15,000
      Payment of other debt                                                        (404)                    (200)
      Financing fees and expenses re: new Credit Facility                        (2,280)                       -
      Other equity transactions                                                     844                    1,107
                                                                           -------------           -------------
Net cash provided by (used in) financing activities                             (25,262)                  53,400
                                                                           -------------           -------------
Net increase (decrease) in cash and cash equivalents                              3,071                     (576)
Cash and cash equivalents at beginning of period                                  1,555                    1,755
                                                                           -------------           -------------
Cash and cash equivalents at end of period                                 $      4,626             $      1,179
                                                                           =============           =============
Supplemental cash flow information:

Net cash paid during the period for:
          Interest                                                         $     12,900             $     12,100
          Income taxes                                                            1,600                    1,200


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

Note 2

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. At August 31, 2002, options to purchase 3,047,596 shares of the Company's common stock were outstanding at prices ranging from $2.50 to $8.09. None of these options were included in the computation of diluted earnings per share, as the average market price per share of the Company's common stock was below $2.50. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.

Note 3

Long-term debt comprised the following (000's omitted):

                                                         August 31,         Nov. 30,         August 31,
                                                            2002              2001              2001
                                                        -------------      -----------      -------------
Borrowings under new Credit Facility                    $     85,958       $        -       $         -
Borrowings under previous Credit Facility                          -           84,976             91,082
Term loan                                                          -           15,000             15,000
12 1/2% senior unsecured notes, net                           22,832                -                  -
10 7/8% senior subordinated notes, net                             -           34,721             34,714
Industrial development bonds                                  17,250           17,250             17,293
Mortgages and other debt                                      19,202           19,606             19,800
                                                        -------------      -----------      -------------
Total debt                                                   145,242          171,553            177,889
Less - current                                                25,572           25,000             35,328
                                                        -------------      -----------      -------------
Long-term debt                                          $    119,670        $ 146,553        $   142,561
                                                        =============      ===========      =============



On January 16, 2002, the Company completed an exchange offer for its then outstanding 10 7/8% senior subordinated notes ("Notes") due in January 2002, originally issued as part of a $100 million public offering in March 1994. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Notes then outstanding were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes have been recorded at estimated fair value (effective interest rate on the New Notes was approximately 22%), which at August 31, 2002 was $22.8 million, reflecting unamortized debt discount of $2.5 million. The New Notes are callable at face value in whole or in part at any time prior to maturity.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"). All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid prior to their June 2003 maturity. As further discussed in Note 10 to the accompanying Notes to Unaudited Consolidated Financial Statements, the Company recorded an extraordinary charge of $1.7 million or $.05 per share associated with the refinancing. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option, and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 5% at August 31, 2002, based on prime rate loans, and 4.3% at October 14, 2002, based on LIBOR and prime rate loans. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. Among other things, the Credit Facility permits the retirement of the New Notes in whole or in part prior to their September 2003 maturity subject to minimum excess availability levels after giving effect to such retirements.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of August 31, 2002, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.


Note 4

Inventories at each date consisted of (000's omitted):

                        August 31,           November 30,          August 31,
                           2002                 2001                 2001
                     ----------------     ----------------     -----------------
Raw materials        $       40,054       $       46,227       $        53,164
Work-in-process               4,342                7,758                 9,595
Finished goods               59,405               95,628               111,831
                     ----------------     ----------------     -----------------
                     $      103,801       $      149,613       $       174,590
                     ================     ================     =================


Inventories are stated at the lower of cost or market. At August 31, 2002, November 30, 2001 and August 31, 2001, approximately 46%, 48% and 45% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


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

Information on the Company's operations and total assets for the three and nine months ended and as of August 31, 2002 and 2001 is summarized as follows (in millions):

                                          Men's        Women's
                                         Apparel       Apparel
Three Months Ended August 31,             Group         Group          Adj.             Consol.
                                       -----------    ----------    ----------     ----------------
2002
Sales                                    $137.3         $11.8             -            $149.1
Earnings (loss) before taxes and
     extraordinary item                    10.1           0.3          (7.5)              2.9

2001
Sales                                    $146.2         $13.5             -            $159.7
Earnings (loss) before taxes and
     extraordinary item                    (5.6)          0.6          (5.9)            (10.9)

Nine Months Ended August 31, 2002
Sales                                    $383.9         $35.4             -            $419.3
Earnings (loss) before taxes and
     extraordinary item                    18.3           0.1         (17.2)              1.2
Total assets                              291.6          33.5         132.7             457.8

2001
Sales                                    $406.0         $40.9             -            $446.9
Earnings (loss) before taxes and
     extraordinary item                    (1.3)          0.9         (18.9)            (19.3)
Total assets                              349.5          38.1          91.4             479.0



For the periods ended August 31, 2002 and 2001, Men's Apparel Group results include restructuring charges as follows (in millions):

                                               August 31,
                                  ---------------------------------
                                     2002                 2001
                                  ------------         ------------
Three months                      $   -                   $5.9
Nine months                          0.9                   8.5


During the three and nine month periods ended August 31, 2002 and 2001, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense, general corporate expenses and in 2002, the settlement re: termination of a systems project. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets, including the intangible pension asset at August 31, 2002, and corporate properties. The Men's Apparel Group total assets include goodwill related to acquisitions.


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


Note 7

During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to the weak sales of apparel at retail and reduced consumer confidence. These actions included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center, several administrative offices, early voluntary retirement programs and other administrative workforce reductions. The accompanying unaudited consolidated statement of earnings for the three and nine months ended August 31, 2001 reflects a restructuring charge of $5.9 million for the three months and $8.5 million for the nine months, representing costs for severance and related fringe benefits and estimated closing costs for owned facilities or exit costs for leased facilities.

The accompanying unaudited consolidated statement of earnings for the nine months ended August 31, 2002 reflects one time costs of $.9 million, primarily associated with closing one additional sewing facility during the second quarter of fiscal 2002.

The $.9 million restructuring charge in fiscal 2002 and remaining liability balance at August 31, 2002 consisted of the following (000's omitted):

                                                       Lease            Adjustment of
                                   Severance        Termination          Long-lived
                                      and           and Facility           Assets
                                   Benefits        Closing Costs                               Total
                                --------------    -----------------    ----------------    ---------------
Balance at November 30, 2001    $      1,165      $      3,427
Plus: Provision during 2002              765               266          $    (161)           $    870
Less: Payments during 2002            (1,722)           (1,059)
                                --------------    --------------
Balance at August 31, 2002      $        208      $      2,634
                                ==============    ==============


Note 8

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                       Nine Months Ended
                                               --------------------------------
                                                 August 31,         August 31,
                                                    2002              2001
                                               ------------      ---------------
Net loss                                       $     (955)       $      (11,744)
Other comprehensive income (loss):

  Change in fair value of foreign
    currency hedge contracts, net of tax               14                   262
                                               ------------      ---------------
Comprehensive loss                             $     (941)       $      (11,482)
                                               ============      ===============



Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):

As of November 30, 2001                                              $   (30)
Current period change in fair value of
     foreign exchange contracts, net of tax                               14
                                                                    ---------
As of August 31, 2002                                                $   (16)
                                                                    =========


Note 9

Following the substantial completion of the various restructuring and cost reduction actions, the Company reviewed its actuarial assumptions relating to its defined benefit and non-qualified supplemental pension plans as of May 31, 2002. Net periodic pension expense for the three months and nine months ended August 31, 2002 and 2001 was as follows (000's omitted):

                                                 2002                 2001
                                              ------------         ------------

Three months ended August 31,                 $     2,282          $     1,925

Nine months ended August 31,                        6,884                5,122



Note 10

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Upon adoption of the new standard, the Company ceased amortizing goodwill relating to acquisitions prior to June 30, 2001, of which the net carrying amount was approximately $1.3 million. The required analysis performed as proscribed under FAS 142 indicated that there was no impairment of the recorded goodwill. Goodwill amortization in the three months and nine months ended August 31, 2001 was less than $.1 million.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 is applicable for the Company's 2003 fiscal year beginning December 1, 2002. SFAS 145 addresses, among other things, any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Accordingly, the loss of $1.7 million, net of income taxes, relating to the refinancing of the Company's Credit Facility, consisting principally of unamortized fees and expenses, was reported as an extraordinary item for the three months and nine months ended August 31, 2002. Should the Company extinguish or refinance any of its debt in the remainder of its fiscal year ending November 30, 2002, any net gain or loss on such extinguishment or refinancing would also be reported as an extraordinary item. Effective December 1, 2002, any gain or loss on extinguishment of debt that does not meet the criteria of Opinion 30, as amended, will be reflected in the consolidated statement of earnings (loss) before taxes and extraordinary item and prior period extraordinary items will be reclassified in the consolidated statement of earnings (loss) before taxes and extraordinary item.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which modified certain of the accounting for restructuring related costs. SFAS 146 is effective for restructuring actions initiated after December 31, 2002, although early adoption is permitted. SFAS 146 addresses, among other things, recording a liability for a cost associated with an exit or disposal activity when the liability is incurred and that fair value is the objective for initial measurement of the liability. Costs incurred in the future related to an exit or disposal activity, if any, will be recorded in accordance with SFAS 146.

                             HARTMARX CORPORATION


Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Liquidity and Capital Resources

November 30, 2001 to August 31, 2002

Since November 30, 2001, net accounts receivable increased $14.1 million or 9.8% to $157.4 million, primarily reflecting the seasonal change from tailored clothing shipments in the Men's Apparel Group. Inventories of $103.8 million declined $45.8 million or 31% reflecting the actions to reduce inventory commitments in light of the generally lackluster environment at retail for apparel products and de-emphasis or elimination of certain brands or programs not offering the prospects of adequate profitability over the long term. Net properties decreased $2.2 million to $33.5 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $10.2 million reflecting the reduced inventory commitments, normal seasonal payments and payments related to the restructuring. Total debt, including current maturities, decreased $26.3 million to $145.2 million, as the seasonal increase in working capital requirements that would ordinarily result was more than offset by the actions taken to reduce inventories. Total debt represented 43% of total capitalization at August 31, 2002 compared to 48% at November 30, 2001. In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

On January 16, 2002, the Company completed an exchange offer for its then outstanding 10 7/8% senior subordinated notes ("Notes") due in January 2002, originally issued as part of a $100 million public offering in March 1994. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Notes then outstanding were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes have been recorded at estimated fair value (effective interest rate on the New Notes was approximately 22%), which at August 31, 2002 was $22.8 million, reflecting unamortized debt discount of $2.5 million. The New Notes are callable at face value in whole or in part at any time prior to maturity.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"). All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid prior to their June 2003 maturity. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option, and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 5% at August 31, 2002, based on prime rate loans, and 4.3% at October 14, 2002, based on LIBOR and prime rate loans. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. Among other things, the Credit Facility permits the retirement of the New Notes in whole or in part prior to their September 2003 maturity, subject to minimum excess availability levels after giving effect to such retirements; retirement of a portion of the outstanding New Notes prior to the end of 2002 is currently under consideration.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of August 31, 2002, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are a number of factors which can affect the Company's ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements. The following summarizes the most significant items:

<    The apparel environment is cyclical, and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The tailored clothing market relating to suits has experienced unit declines over the past several years. If the tailored clothing market continues to decline, sales and profitability would be adversely affected.

<    Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these casual and sportswear product offerings may not offset the declines in the tailored clothing unit sales.

<    The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2001 and 2002. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.

The Company believes its liquidity and expected cash flows are sufficient to finance its operations. None of the Company's various borrowing arrangements have rating agency "triggers" which would impact either the borrowing rate or borrowing commitment. The Company has not entered into off balance sheet financing arrangements, other than operating leases, and has made no financial commitments or guarantees with any unconsolidated subsidiaries or special purpose entities. All of the Company's subsidiaries are wholly owned and included in the accompanying unaudited consolidated financial statements. There have been no related party transactions nor any other transactions which have not been conducted on an arm's-length basis.

At August 31, 2002, availability under the Credit Facility was in excess of $60 million. At August 31, 2002, the Company had approximately $20 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating $8.3 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At August 31, 2002, there were an aggregate of $1.9 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made and licensing revenues to be received in the next six months. The Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations of any unrelated third party.


August 31, 2001 to August 31, 2002

Net accounts receivable were $157.4 million compared to $153.1 million a year ago, an increase of 2.8%, attributable to the timing of collections. Inventories of $103.8 million declined $70.8 million or 41% reflecting the previously described actions taken to reduce inventories. Inventory reductions began to take effect during the fourth quarter of last year, declining by $25 million during 2001's fourth quarter. Net properties of $33.5 million decreased $1.8 million, as capital additions were more than offset by higher depreciation expense and reductions related to the closing or disposition of certain facilities associated with 2001 restructuring actions. Accounts payable and accrued expenses of $76.8 million declined $35.3 million primarily reflecting the lower inventory levels. Debt levels are being favorably impacted by the reduced inventories and other restructuring actions. At November 30, 2001, total debt had been $46 million higher than the year earlier amount. By August 31, 2002 total debt was $32.6 million lower than the year earlier amount, representing 43% of total capitalization at August 31, 2002 compared to 48% at August 31, 2001.


Results of Operations

Third Quarter 2002 Compared to Third Quarter 2001

Third quarter consolidated sales were $149.1 million compared to $159.7 million in 2001, reflecting the mediocre sales experienced by retailers in general. Advance order tailored shipments were stronger in the higher price point product categories but were more than offset by declines in other products as well as lower in-stock business overall. Women's Apparel Group revenues, which represented 8% of consolidated sales in both 2002 and 2001, respectively, decreased approximately $1.7 million. Aggregate sportswear and other non-tailored clothing product categories represented approximately 40% of total third quarter revenues in each period.

The consolidated gross margin percentage to sales improved to 28.3% from 23.9% last year, reflecting the favorable impact from the restructuring actions taken last year along with ongoing programs to reduce manufacturing and sourcing costs. Consolidated selling, general and administrative expenses declined to $35.9 million in the current period from $40.9 million in 2001 and the ratio to sales improved to 24.1% in 2002 compared to 25.6% in 2001. Expense reductions emanating from the various 2001 restructuring actions are being realized as anticipated. The current period also reflected $.7 million of incremental expenses related to the inclusion of CAG and the Hickey-Freeman retail store in New York City, which opened in October 2001.

Earnings before interest, taxes and extraordinary item ("EBIT") were $6.8 million in 2002 compared to a loss of $7.4 million in 2001. EBIT represented 4.6% of net sales in 2002 and a negative 4.7% of net sales in 2001. The prior period included a restructuring charge of $5.9 million. Interest expense was $3.9 million this period compared to $3.5 million last year; the current period reflected $1.1 million of non-cash interest, including $.6 million of debt discount amortization related to the New Notes. Pre-tax earnings were $2.9 million this year compared to a loss of $10.9 million last year. After reflecting the applicable tax provision or benefit, net earnings before extraordinary item were $1.8 million this period compared to a loss of $6.6 million last year. The basic and diluted earnings per share was $.05 compared to a loss of $.22 per share in 2001. The current period also included an extraordinary charge of $1.7 million, net of tax benefit, or $.05 per share, principally attributable to the write-off of unamortized financing fees under the old Credit Facility.


Nine Months 2002 Compared to Nine Months 2001

Consolidated sales decreased $27.6 million or 6.2% to $419.3 million from $446.9 million in 2001, principally attributable to the Men's Apparel Group. Within the Men's Apparel Group, tailored clothing product revenues represented the principal component of the decline, reflecting both lower tailored clothing advance orders and previously stated actions to reduce revenues in lower profit potential moderate priced tailored clothing product categories, partially offset by the inclusion of $13.6 million incremental sales attributable to CAG, higher in-stock clothing shipments and increased sportswear product sales. Women's Apparel Group revenues, which represented 8% and 9% of consolidated sales in 2002 and 2001, respectively, decreased approximately $5.5 million. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented 41% of year-to-date sales versus 38% a year ago.

The consolidated gross margin percentage to sales was 27.8% compared to 26.2% last year, reflecting the favorable impact from the restructuring actions along with ongoing programs to improve margins from lower manufacturing and sourcing costs, partially offset by disposition of surplus inventories earlier in the year. Consolidated selling, general and administrative expenses were $108.5 million in the current period compared to $119.7 million in 2001, and represented 25.9% of sales in 2002 compared to 26.8% of sales in 2001. Expense reductions anticipated from the restructuring are being realized; the current year included $6.6 million of incremental expenses related to the inclusion of CAG for the full year and the Hickey-Freeman retail store.

EBIT was $13.6 million in 2002 compared to a loss of $9.2 million in 2001 and represented 3.3% of sales in 2002 compared to a negative 2.0% of sales in 2001. Year-to-date results for the current year included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software, as well as a $.9 million restructuring charge, primarily related to the closing of one manufacturing facility. The prior year's results included restructuring charges of $8.5 million. Interest expense increased to $12.4 million from $10.1 million last year; the current period reflected $2.9 million of non-cash interest, including $1.5 million of debt discount amortization related to the New Notes. The new Senior Credit Facility, effective August 30, 2002, among other things, resulted in lower benchmark borrowing rates and the payment of the 10.25% term loan. Based on recent overall borrowing levels and assuming the scheduled retirement of the New Notes in September 2003, the new Senior Credit Facility is expected to result in annualized cash interest savings exceeding $2.5 million.

Consolidated pre-tax earnings were $1.2 million this year compared to a loss of $19.3 million last year. After reflecting the applicable tax provision or benefit, consolidated net earnings before extraordinary item were $.7 million or $.02 per basic and diluted share this year compared to a loss of $11.7 million or $.39 per share last year.

Fourth quarter revenues are expected to approximate the fourth quarter of 2001. The expected expense savings from the restructuring actions are being realized. Based on current conditions, it is anticipated that the Company will achieve pre-tax profitability for the fourth quarter and full year ending November 30, 2002.

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


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations or anticipated receipts of licensing income denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of August 31, 2002, the Company had entered into foreign exchange contracts, aggregating approximately $1.9 million corresponding to approximately 1.6 million Euros, primarily related to inventory purchases in the next three months, and 46 million yen, primarily related to anticipated licensing revenues to be received in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of borrowings under its new Credit Facility, which bear interest at variable rates. The variable rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's borrowings under its new Credit Facility would impact interest expense by approximately $.7 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.


Item 4 - Controls and Procedures

         (A) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         (B) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                         Part II -- OTHER INFORMATION


- [PG NUMBER] -

Item 6  --  Exhibits and Reports on Form 8-K

(A)    Exhibits:

         4-C-1    Loan and Security Agreement dated August 30, 2002.

         10-F-5 Letter Amendment dated August 8, 2002 to Employment Agreement between the Company and Glenn R. Morgan.

         10-F-6 Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko.

         10-F-7 Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko.

         99-1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002.

         99-2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARTMARX CORPORATION


October 15, 2002                     By       /s/ GLENN R. MORGAN
                                       --------------------------------
                                       Glenn R. Morgan
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer

                                       (Principal Financial Officer)



October 15, 2002                     By       /s/ ANDREW A. ZAHR
                                       --------------------------------
                                       Andrew A. Zahr
                                       Vice President and Controller

                                       (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibits No.           Description

  4-C-1                Loan and Security Agreement dated August 30, 2002.

  10-F-5               Letter Amendment dated August 8, 2002 to Employment
                       Agreement between the Company and Glenn R. Morgan.

  10-F-6               Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko.

  10-F-7               Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko.

  99-1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002.

  99-2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002.


                                CERTIFICATIONS

         I, Homi B. Patel, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hartmarx
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   October 15, 2002

                                           /s/ Homi B. Patel
                                           _______________________________
                                           Homi B. Patel
                                           President and Chief Executive Officer

                                CERTIFICATIONS

I, Glenn R. Morgan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hartmarx
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   October 15, 2002


                                        /s/ Glenn R. Morgan
                                        ________________________________
                                        Glenn R. Morgan
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer