Form 10-K
period 2002-11-30
HARTMARX CORP/DE
filed 2003-03-14
CIK 723371

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

                  For the fiscal year ended November 30, 2002

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   [X]   No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

   Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes   [X]   No

   The aggregate market value of common stock held by non-affiliates of the Registrant as of May 31, 2002 was 84,100,000.

   On February 14, 2003, 34,371,957 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Registrant's definitive proxy statement dated March 13, 2003 for the Annual Meeting of Stockholders to be held April 10, 2003 are incorporated by reference into Part III of this report.

================================================================================

                             HARTMARX CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

ITEM No.                                                                                          Page
--------                                                                                          ----
PART I
   1        Business.............................................................................   1
   2        Properties...........................................................................   6
   3        Legal Proceedings....................................................................   6
   4        Submission of Matters to a Vote of Security Holders..................................   6
            Executive Officers of the Registrant.................................................   7
PART II
   5        Market for Registrant's Common Equity and Related Stockholder Matters................   8
   6        Selected Financial Data..............................................................   9
   7        Management's Discussion and Analysis of Financial Condition and Results of Operations  10
   7A       Quantitative and Qualitative Disclosures About Market Risk...........................  22
   8        Financial Statements and Supplementary Data..........................................  22
   9        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................  51
PART III
   10       Directors and Executive Officers of the Registrant...................................  51
   11       Executive Compensation...............................................................  51
   12       Security Ownership of Certain Beneficial Owners and Management.......................  51
   13       Certain Relationships and Related Transactions.......................................  51
PART IV
   14       Controls and Procedures..............................................................  51
   15       Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  52
            Section 302 Certification of Chief Executive Officer.................................  58
            Section 302 Certification of Chief Financial Officer.................................  59

                                    PART I

Item 1--Business

   Hartmarx Corporation has restated its consolidated financial statements for the fiscal years ended November 30, 2001 and 2000, each of the fiscal quarters of the year ended November 30, 2001 and the first three fiscal quarters of the year ended November 30, 2002. This restatement is discussed in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

   The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license, to an extensive range of retail department and specialty stores. Product price points comprise luxury, premium and moderate. The Women's Apparel Group is comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs and e-commerce website. The Operating Segment Information in Item 7 and in the accompanying Notes to Consolidated Financial Statements further describes the Company's operations.

   Substantially all of the Company's products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men's tailored clothing--Hart Schaffner & Marx(R), which was introduced in 1887, and Hickey-Freeman(R), which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt(R), Racquet Club(R), Palm Beach(R), Brannoch(R), Barrie Pace(R), Hawksley & Wight(R), Naturalife(R), Pusser's of the West Indies(R), Cambridge(R), Coppley(R), Keithmoor(R), and Royal Shirt/TM/; and under exclusive license agreements for specified product lines including Tommy Hilfiger(R), Jack Nicklaus(R), Bobby Jones(R), Burberry(R) men's tailored clothing, Austin Reed(R), Perry Ellis(R), Kenneth Cole(R), Ted Baker(R), Evan-Picone(R), Daniel Hechter(R), Gieves & Hawkes(R), Claiborne(R), Pierre Cardin(R), Wimbledon/TM/ and KM by Krizia/TM/. To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 35 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 32 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North America and South America, selling golfwear in 14 countries.

   Effective July 1, 2001, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. ("CAG"), a privately-held marketer of popular priced sportswear. This acquisition further expanded and diversified the Company's sportswear product offerings.

   Also during fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to reduced consumer confidence which affected sales of apparel at retail and to the overall weak apparel environment. These actions included the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, the wind-up of certain moderate tailored clothing operations, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which includes costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the writedown of fixed assets to estimated fair values for facilities closed or to be closed. The Company's operating results reflected additional costs and inefficiencies associated with these operations and related facility and employee reductions.

   During fiscal 2002, the Company substantially completed the gross margin enhancement and cost reduction actions that were initiated in fiscal 2001. The actions in fiscal 2002 included the closing of one facility engaged in sewing operations and other administrative workforce reductions. Accordingly, in fiscal 2002, the Company reported a restructuring charge of $.4 million for these actions and the resolution of several actions related to 2001 as described above. In order to further reduce the Company's cost structure and curtail the need to eliminate additional job positions, effective February 1, 2002, all salaries exceeding $50,000 were reduced, ranging from 7% for the highest paid employees to 3% for the lowest paid. In the aggregate, the number of employees in manufacturing, selling and administrative areas has been reduced by approximately 40% during fiscal 2002 and 2001 and the Company currently employs approximately 4,200 people. These actions contributed to the reduction in overall operating expenses during 2002.

   Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility which replaced a $200 million facility which was to mature in June 2003. The new facility enhanced the Company's capital structure by providing for additional borrowing availability, lower interest rates, the immediate repayment of a 10.25% term loan of $15 million, the elimination of several financial covenants and the flexibility to retire the $25.3 million of 12.5% senior unsecured notes prior to their September 2003 maturity ($15 million of notes were retired on November 26, 2002 and the remainder were retired in January 2003). Total debt was reduced by $48.2 million to $123.4 million at November 30, 2002 from $171.6 million at November 30, 2001, primarily from reducing inventories by $33 million. The average cash interest rate on the Company's aggregate outstanding borrowings was 5.9% at November 30, 2002 compared to 8.2% at November 30, 2001.

   This 2002 Annual Report on Form 10-K contains forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates", "believes", "could", "continues", "estimates", "expects", "may", "intends", "projects", "plans", "should", "will" or the negatives thereof or other comparable terminology. Additionally, the Company may from time to time make other oral or written statements that are also forward-looking statements. While the Company believes that the assumptions underlying such forward-looking information are reasonable based on present conditions, forward-looking statements made by the Company are not guarantees of future performance as actual results could differ materially from those expressed or implied in the forward-looking statements as a result of various factors. Accordingly, the Company has identified various important risk factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted or estimated by the Company in written or oral forward-looking statements including, but not limited to, the following:

  . The apparel environment is cyclical and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The overall retail economy in the United States could affect retailers' expectations of future apparel product sales. A more pessimistic evaluation by retailers compared to 2002 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company's sales and earnings could also be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

  . The Company's largest customer represented approximately 21% of consolidated sales in fiscal 2002. The Company's ten largest customers in 2002 represented approximately 54% of consolidated sales. The Company believes it maintains an excellent business relationship with these customers. However, an unanticipated decline in sales with the Company's largest customers could adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase volume with other existing customers.

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

  . The tailored clothing market has experienced unit declines for the past several years. The Company has been, among other things, reducing overall product costs, including increased off-shore sourcing, introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. While the tailored clothing declines have demonstrated signs of abating, sales and profitability would be adversely affected if the demand in tailored clothing continues to decline.

  . Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company's casual and sportswear product offerings may not offset the potential decline in tailored clothing unit sales.

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

  . Fabric purchases from the Company's ten largest fabric suppliers approximated 50 percent of the total fabric requirements in fiscal 2002. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from these suppliers could adversely affect production scheduling and ultimately the Company's ability to meet customer delivery dates.

  . Following the refinancing of its senior credit facility in August 2002, the Company believes its liquidity and expected cash flows are sufficient to finance its operations. However, if current economic trends worsen, operating cash flow and capital resources could be reduced. During 2002, the Company's variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $80 million under its two different senior credit facilities. The Company experienced a favorable reduction in the applicable borrowing rate benchmarks effective August 30/th/ with the new credit facility, reducing borrowing costs compared to the replaced facility. A large increase in total borrowings and/or in the borrowing rates under the senior credit facility, while not anticipated, could adversely affect profitability.

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

  Products Produced and Services Rendered

   The Company's merchandising strategy is to market a wide selection of men's tailored clothing, sportswear and dress furnishings, and women's career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. MAG represented approximately 91% of sales in 2002, 2001 and 2000. Women's Apparel Group represented approximately 9% of sales in 2002, 2001 and 2000. As a manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Its men's tailored clothing and slacks are manufactured in seven Company operated facilities located in the United States and three facilities in Canada, as well as at numerous independent contractors located principally outside of the United States. Some of its dress furnishings are produced at a Company-operated facility in Canada. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men's and women's sportswear, as well as women's career apparel and sportswear in accordance with Company specifications and production schedules. Approximately one-third of the catalog sales are of products provided by a wholly-owned subsidiary of the Company.

  Sources and Availability of Raw Materials

   Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company's principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company's exclusive use. Approximately 65 percent of the raw materials purchased by the Company is acquired from foreign mills. Purchases from foreign mills, especially with respect to higher quality fabrics, have increased in recent years reflecting both enhanced diversity of available styles relative to United States sourced fabric and reduced duties on such foreign purchases. A substantial portion of these purchases is denominated in United States dollars. Purchases from the Company's largest fabric supplier represented approximately 8% of the Company's total fabric requirements in fiscal 2002, down from 11% in 2001 and approximately 20% in 2000. No other supplier accounts for over 8% of the Company's total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

  Competition and Customers

   The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men's clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men's tailored clothing and men's slacks with expected retail prices over $50. The Company's women's apparel sales do not represent a significant percentage of total women's apparel sales. The Company's customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. Sales in the United States were approximately 97% of total revenues. The Company's largest customer, Dillard's Department Stores, represented approximately 21%, 21% and 20% of consolidated sales in 2002, 2001 and 2000, respectively. No other customer exceeded 9% of net sales. The Company's top ten customers represented approximately 54% of sales in 2002, 51% in 2001 and 53% in 2000.

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

  Employees

   The Company presently has approximately 4,200 employees, of which approximately 94% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

   Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 60 days from the date of shipment. With respect to the tailored clothing advance order shipments, customary industry trade terms are 60 days from the seasonal billing dates of February 15 and August 15. In-stock shipments generally have 30 day terms. The Company's borrowing needs are typically lowest in July and January. Financing requirements begin to rise as inventory levels increase in anticipation of the spring and fall advance order shipping periods. Peak borrowing levels occur in late March and September, just prior to the collection of receivables from men's tailored clothing advance order shipments.

  Availability of Reports Filed with the Securities and Exchange Commission

   We make available free of charge through our website, www.hartmarx.com., our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2--Properties

   The Company's principal executive and administrative offices are located in Chicago, Illinois. Its office, manufacturing and distribution operations are conducted at the following locations:

                                        Approximate                                      Expiration
                                        floor area                                        date of
                                         in square                                        material
Location                                   feet                Principal Use               leases
--------                                -----------            -------------             ----------
Anniston, AL...........................    76,000   Manufacturing                           2005
Buffalo, NY............................   280,000   Manufacturing; distribution; office     2015
Cape Girardeau, MO.....................   171,000   Manufacturing; distribution              *
Chicago, IL............................    77,000   Executive and admin. offices            2009
Des Plaines, IL........................   361,000   Manufacturing; distribution              *
Easton, PA.............................   220,000   Distribution; office                     *
Erlanger, KY...........................   225,000   Distribution                            2004
Michigan City, IN (2 locations)........   266,000   Distribution; office                     *
New York, NY...........................   110,000   Sales offices/showrooms/retail store    2005
Rector, AR.............................    52,000   Manufacturing                            *
Rochester, NY..........................   223,000   Manufacturing; distribution; office      *
Rock Island, IL........................    43,000   Manufacturing                            *
Rouses Point, NY.......................    30,000   Distribution                            2005
Hamilton, Ontario, Canada (3 locations)   163,000   Manufacturing; distribution; office     2003
Concord, Ontario, Canada...............    24,000   Manufacturing                           2005

--------
   *Properties owned by the Registrant

   The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the "Commitments and Contingencies" note to the Consolidated Financial Statements of this Form 10-K.

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

                                                                                       Years of
                                                                                       Service
                                                                                         with
Name                                          Position                             Age Company
----                                          --------                             --- --------
Elbert O. Hand.... Chairman (Director since 1984)                                  63     38
Homi B. Patel..... President and Chief Executive Officer (Director since 1994)     53     23
Glenn R. Morgan... Executive Vice President, Chief Financial Officer and Treasurer 55     23
Taras R. Proczko.. Senior Vice President, General Counsel and Secretary            48     22
Linda J. Valentine Vice President, Compensation and Benefits                       52     22
Andrew A. Zahr.... Vice President and Controller; Chief Accounting Officer         59     30

   Mr. Hand was elected to his current position as Chairman in October 1992. From October 1992 until April 2002, he served as Chief Executive Officer.

   Mr. Patel was elected to his current position as President and Chief Executive Officer in April 2002. From February 1993 to April 2002, he served as President and Chief Operating Officer.

   Mr. Morgan was elected to his current position as Executive Vice President and Chief Financial Officer and Treasurer in April 2001. From September 1995 to April 2001, he served as Executive Vice President and Chief Financial Officer.

   Mr. Proczko was elected to his current position as Senior Vice President, General Counsel and Secretary in December 2001. From January 2000 to December 2001, he served as Vice President, Corporate Counsel and Secretary. From March 1993 to January 2000, he served as Assistant General Counsel.

   Ms. Valentine was elected Vice President, Compensation and Benefits in February 1993. Ms. Valentine's employment with the Company ended effective December 31, 2002.

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

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company's common stock for the past three fiscal years were as follows:

                                 2002        2001        2000
                              ----------- ----------- -----------
                              High   Low  High   Low  High   Low
                              ----- ----- ----- ----- ----- -----
               First Quarter. $1.85 $1.18 $3.78 $2.28 $3.97 $3.13
               Second Quarter  3.02  1.29  3.61  2.55  3.22  2.16
               Third Quarter.  2.61  1.50  3.75  1.95  3.03  2.20
               Fourth Quarter  2.80  1.90  3.53  1.53  3.13  2.34

   The most recent quarterly dividend paid was in November 1991, in the amount of $.15 per share. Generally, dividends may be paid so long as excess borrowing availability, as set forth in the Credit Facility agreement, exceeds $25 million, after reflecting the payment of such dividends. The Company's Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of November 30, 2002, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

   As of February 14, 2003, there were approximately 3,930 holders of the Common Stock. The number of holders was estimated by adding the number of registered holders furnished by the Company's registrar together with the number of participants in the Company's Savings Investment and Stock Ownership Plan.

   The following table provides certain information about the Company's capital stock that may be issued under equity compensation plans as of November 30, 2002:

                                                               Equity Compensation Plan Information
                                                       -----------------------------------------------------
                                                                                             Number of
                                                                                             Securities
                                                                                             Remaining
                                                         Number of                         Available for
                                                       Securities to                          Further
                                                       be Issued Upon Weighted-Average     Issuance Under
                                                        Exercise of   Exercise Price of        Equity
                                                        Outstanding      Outstanding     Compensation Plans
                                                          Options,        Options,           (Excluding
                                                        Warrants and    Warrants and    Securities Reflected
                                                           Rights          Rights          in Column (A))
                    Plan Category                           (A)              (B)                (C)
                    -------------                      -------------- ----------------- --------------------
Equity compensation plans approved by shareholders....   2,742,829          $3.45             623,553
Equity compensation plans not approved by shareholders          --             --                  --
                                                         ---------          -----             -------
Total.................................................   2,742,829          $3.45             623,553
                                                         =========          =====             =======

Item 6--Selected Financial Data

   The following table summarizes data for the fiscal years 1998 through 2002. As described in the Notes to Consolidated Financial Statements, the Company has restated its previously issued financial statements. The Selected Financial Data represented below reflects such restatements. The Company's complete annual financial statements and notes thereto for the three years ended November 30, 2002 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data
In Thousands, Except Per Share Data
For Years Ended November 30                              2002/(1)(2)/    2001/(3)/            2000          1999/(4)/
-----------------------------------                      -----------  ----------------  ----------------  -------------
                                                                      Restated /(5)(6)/ Restated /(5)(6)/ Restated /(6)/
Net sales...............................................  $570,300        $600,200          $678,835        $726,805
Licensing and other income..............................     2,723           3,098             3,114           2,894
Cost of sales...........................................   405,822         448,693           491,011         541,730
Selling, general and administrative expenses............   150,201         158,034           164,205         156,560
Restructuring charge....................................      (366)        (11,625)               --              --
Settlement proceeds re: termination of systems project..     4,500              --                --              --
Non-cash charge re: termination of systems project......        --              --                --         (11,195)
Earnings (loss) before interest, taxes and extraordinary
 item...................................................    21,134         (15,054)           26,733          20,214
Interest expense........................................    15,509          14,409            15,686          17,669
Earnings (loss) before taxes and extraordinary item.....     5,625         (29,463)           11,047           2,545
Tax (provision) benefit.................................    (2,220)         11,638            (4,367)           (965)
Net earnings (loss) before extraordinary item...........     3,405         (17,825)            6,680           1,580
Extraordinary gain(loss), net of tax....................    (2,539)            (69)              227              --
Net earnings (loss).....................................       866         (17,894)            6,907           1,580
Diluted earnings (loss) per share:
  before extraordinary item.............................       .10            (.60)              .22             .05
  after extraordinary item..............................       .02            (.60)              .23             .05
Cash dividends per share................................        --              --                --              --
Diluted average number of common shares and
 equivalents............................................    33,662          30,013            29,568          32,861

Balance Sheet Data
In Thousands, Except Per Share Data
At November 30, restated
-----------------------------------
Cash and cash equivalents...............................  $  6,854        $  1,555          $  1,755        $  2,133
Accounts receivable.....................................   126,221         140,163           134,148         146,135
Inventories.............................................   115,175         150,394           170,550         179,552
Other current assets....................................    17,912          24,685            24,193          18,903
Net properties..........................................    32,555          35,691            36,407          38,994
Prepaid and intangible pension asset....................    64,527          14,462            21,182          25,867
Other assets/deferred taxes.............................    92,039          76,190            46,528          51,988
Total assets............................................   455,283         443,140           434,763         463,572
Accounts payable, accrued expenses and taxes............    83,875          85,709           107,228          99,271
Total debt..............................................   123,364         171,553           125,547         170,373
Minimum pension liability...............................    69,473              --                --              --
Shareholders' equity....................................   178,571         185,878           201,988         193,928
Equity per share........................................      5.21            6.15              6.79            6.59

Other Data
In Thousands
For Years Ended November 30
---------------------------
Depreciation and amortization of fixed assets...........     6,291           6,840             7,100           7,083
Capital expenditures....................................     3,351           9,801             4,494           7,820

Income Statement Data
In Thousands, Except Per Share Data
For Years Ended November 30                                  1998
-----------------------------------                      ------------
                                                         Restated/(6)/
Net sales...............................................   $725,002
Licensing and other income..............................      1,882
Cost of sales...........................................    540,545
Selling, general and administrative expenses............    144,121
Restructuring charge....................................         --
Settlement proceeds re: termination of systems project..         --
Non-cash charge re: termination of systems project......         --
Earnings (loss) before interest, taxes and extraordinary
 item...................................................     42,218
Interest expense........................................     18,633
Earnings (loss) before taxes and extraordinary item.....     23,585
Tax (provision) benefit.................................     (8,965)
Net earnings (loss) before extraordinary item...........     14,620
Extraordinary gain(loss), net of tax....................         --
Net earnings (loss).....................................     14,620
Diluted earnings (loss) per share:
  before extraordinary item.............................        .42
  after extraordinary item..............................        .42
Cash dividends per share................................         --
Diluted average number of common shares and
 equivalents............................................     34,885

Balance Sheet Data
In Thousands, Except Per Share Data
At November 30, restated
-----------------------------------
Cash and cash equivalents...............................   $  5,292
Accounts receivable.....................................    132,556
Inventories.............................................    211,017
Other current assets....................................     16,350
Net properties..........................................     51,034
Prepaid and intangible pension asset....................     30,530
Other assets/deferred taxes.............................     52,005
Total assets............................................    498,784
Accounts payable, accrued expenses and taxes............    103,050
Total debt..............................................    179,994
Minimum pension liability...............................         --
Shareholders' equity....................................    215,740
Equity per share........................................       6.19

Other Data
In Thousands
For Years Ended November 30
---------------------------
Depreciation and amortization of fixed assets...........      7,232
Capital expenditures....................................     12,753

--------
(1) 2002 results reflect a restructuring charge of $.4 million and $4.5 million settlement proceeds related to a legal action initiated in 1999 against the provider of an enterprise resource planning software.
(2) Equity per share at November 30, 2002 reflects a reduction of $14.0 million or $.41 representing the charge to equity resulting from the additional minimum pension liability associated with the Company sponsored pension plan.

(3) 2001 results reflect restructuring charges of $11.6 million, as well as additional non-recurring items included in the cost of sales and operating expense captions, all associated with the Company's facility closings and other cost reduction actions.
(4) 1999 results reflect a second quarter non-cash writedown of systems development costs of $11.2 million.
(5) As more fully discussed in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, the Company has restated its financial statements for 2001 and 2000 relating to an accounting irregularity discovered at its International Women's Apparel subsidiary. The financial statement information presented above reflects the restated amounts.
(6) As more fully discussed in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, the Company had established certain balance sheet accruals and valuation allowances in prior years for which specific needs were not required as of the beginning of fiscal 1998. The Company has retroactively restated consolidated retained earnings as of the beginning of fiscal 1998 by $4.8 million. This increase had no impact on the reported earnings for the fiscal years ended November 30,1998 through November 30, 2002, as it only impacted the balance sheet for such periods.

   Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provide additional information relating to the comparability of the information presented above.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold at luxury, better and popular price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail and catalog channels. The Women's Apparel Group is comprised of International Women's Apparel ("IWA"), which markets women's career apparel and sportswear to department and specialty stores under owned and licensed brand names, and Barrie Pace, a direct mail business offering a wide range of apparel and accessories to business and professional women through its catalogs and e-commerce website.

   During 2002, the Company's focus has been on completing the restructuring implementation announced in 2001, reducing total debt levels and positioning the Company for revenue growth and further earnings improvement for 2003 and subsequent years. The Company completed a refinancing of its principal credit facility in August 2002 and believes it currently has in place a financing structure which will provide sufficient liquidity to finance its operations over the next several years and which complements its operational strategies.

   Operating results in 2001 reflected a recessionary economy generally and weak sales of apparel at retail. In response to these conditions, the Company accelerated its gross margin improvement and cost reduction actions initiated previously. These actions during 2001 included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which included costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the writedown of fixed assets to estimated fair values for facilities closed or to be closed. In addition to the restructuring charge, operating results reflected other costs and inefficiencies included in the reported cost of sales and selling, general and administrative expense captions in the accompanying Consolidated Statement of Earnings associated with the wind-up of certain operations, primarily associated with moderate tailored clothing product categories, facility and employee reductions. Operating results in 2002 reflected the effect of the gross margin improvement and cost reduction actions initiated in 2001 and completed in 2002.

   As a result of the new Senior Credit Facility and the $48.2 million reduction in total debt during the year, the Company's liquidity has improved significantly from a year ago; when also considering the retirement of the $25.3 million of 12 1/2% Senior Unsecured Notes ("New Notes") in November 2002 and January 2003, interest expense is expected to decline significantly in 2003 compared to 2002.

   During the fiscal 2002 year-end review performed by the Company's internal auditors at its International Women's Apparel subsidiary, the Company became aware of certain accounting irregularities. The Company promptly notified both its Audit and Finance Committee of the Board of Directors ("Audit Committee") and independent accountants. Under the direction and oversight of the Audit Committee, and with the assistance of outside legal advisors and the Company's independent accountants, the Company conducted an investigation into these and related accounting issues as well as a more complete evaluation of accounting practices performed at that location. As a result of this process, the Company is restating its previously issued financial statements for the years ended November 30, 2001 and November 30, 2000. Unaudited quarterly financial information for the year ended November 30, 2001 and the first three quarters of the year ended November 30, 2002 are also being restated. The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period. At the direction of the Audit Committee, the Company has implemented certain changes to its financial organization and enhanced its internal controls in response to issues raised by the restatement.

   The effect of the restatement for the year ended November 30, 2000 was to decrease the Company's previously reported fiscal 2000 consolidated earnings before extraordinary item from $8.6 million to $6.7 million and diluted earnings per share from $.29 to $.22. The effect of the restatements for the year ended November 30, 2001 was to increase the Company's previously reported fiscal 2001 consolidated loss before extraordinary item and diluted loss per share before extraordinary item from $13.9 million and $.46 per share to $17.8 million and $.60 per share. The effect of the restatements on earnings before extraordinary item for the nine months ended August 31, 2002 was to reduce previously reported earnings of $.7 million to a loss of $.4 million and decrease diluted earnings per share from $.02 to a loss of $.01. In addition, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million as of December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the three year period ended November 30, 2002. Accordingly, at November 30, 2001 total assets as previously reported were reduced by $2.4 million, total liabilities were decreased by $1.3 million, total shareholders' equity and equity per share were reduced by $1.1 million and $.03, respectively, due to the above described items.

   Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these changes. The reconciliation of previously reported amounts to the amounts currently being reported is presented in the accompanying Notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

Results of Operations

   Consolidated revenues were $570 million in 2002 compared to $600 million in 2001 and $679 million in 2000. Earnings before interest and taxes were $21.1 million in 2002 compared to a loss of $15.1 million in 2001 and earnings of $26.7 million in 2000. Results for 2002 included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software, as well as $.4 million of restructuring charges, primarily related to the closing of one manufacturing facility. The prior year's results included restructuring charges of $11.6 million; results for 2001 also reflected costs and expenses included as a component of cost of sales and operating expenses associated principally with the wind-up of certain moderate tailored clothing operations, which included such items as underutilization of production facilities prior to closing and inventory losses associated with operations being eliminated.

   The following summarizes sales and earnings (loss) before interest, taxes, and extraordinary items for the Company's business segments (in millions):

                                         Year Ended November 30,
                                         ----------------------
                                          2002    2001    2000
                                         ------  ------  ------
               Sales:
                  Men's Apparel Group... $521.1  $547.4  $619.8
                  Women's Apparel Group.   49.2    52.8    59.0
                                         ------  ------  ------
                      Total............. $570.3  $600.2  $678.8
                                         ======  ======  ======
               EBIT:
                  Men's Apparel Group... $ 30.6  $  2.6  $ 36.9
                  Women's Apparel Group.    (.9)   (3.1)    2.6
                  Other and adjustments.   (8.6)  (14.6)  (12.8)
                                         ------  ------  ------
                      Total............. $ 21.1  $(15.1) $ 26.7
                                         ======  ======  ======

   EBIT for 2002 in the above table includes the $4.5 million settlement proceeds and the $.4 million restructuring charge. EBIT for 2001 includes the $11.6 million restructuring charge and other previously noted costs and expenses associated with the wind-up of moderate tailored clothing operations.

   MAG sales were $521 million in 2002, $547 million in 2001 and $620 million in 2000. Effective July 1, 2001, the Company acquired certain assets, properties and operations of the Consolidated Apparel Group L.L.C. ("CAG"), a privately held marketer of popular priced sportswear. MAG results include incremental revenues of $10 million in 2002 and $31 million in 2001 applicable to CAG. Tailored clothing product revenues represented the principal component of the overall revenue decline in 2002 compared to 2001, reflecting both lower tailored clothing advance orders and the actions initiated in prior years to reduce revenues in lower profit potential moderate priced tailored clothing product categories; these declines were partially offset by higher in-stock tailored clothing shipments and incremental sportswear product sales, including the incremental revenues applicable to CAG. The decline in 2001 compared to 2000 was principally in tailored clothing, reflecting both lackluster consumer demand for tailored apparel and previously noted actions to reduce revenues in lower profit potential moderate priced tailored clothing product categories. MAG EBIT was $31 million in 2002 compared to $3 million in 2001 and $37 million in 2000, with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. The $28 million improvement in 2002 EBIT compared to 2001 reflected the favorable effect of the restructuring actions in 2001, which more than offset the unfavorable impact of the lower sales, and the full year costs associated with the New York City Hickey-Freeman retail store which opened in October 2001. The $34 million decline in 2001 EBIT compared to 2000 primarily reflected the lower sales, the 2001 restructuring actions, including the lower operating margins associated with phasing out of various moderate tailored clothing product offerings and related production facilities, and $4 million of incremental costs associated with developing the sportswear product lines, partially offset by the inclusion of CAG since July.

   Women's Apparel Group sales, comprising approximately 9% of the consolidated total in 2002, 2001 and 2000, aggregated $49 million in 2002, $53 million in 2001 and $59 million in 2000. Revenues in 2002 and 2001 were adversely affected by lower in-stock and catalog business because of the generally soft retail business. Women's Apparel Group EBIT was a loss of $1 million in 2002, a loss of $3 million in 2001 and earnings of $2.6 million in 2000. EBIT in 2002 and 2001 reflected the impact of the lower sales; operating margins in 2002 and 2001 were also adversely impacted by higher levels of customer allowances and inventory markdowns required to liquidate surplus inventories, as well as higher product development and catalog costs.

   Gross Margins. The consolidated gross margin percentage of sales was 28.8% in 2002, 25.2% in 2001 and 27.7% in 2000. The improvement in the 2002 gross margin rate compared to 2001 reflected the favorable impact from the restructuring actions along with ongoing programs to improve margins from better manufacturing utilization of owned facilities, additional use of off-shore contractors and reduced duties on fabric purchases, partially offset by disposition of surplus inventories earlier in the year. Gross margins in 2002 also benefitted from reduced quantities valued under the LIFO method compared to 2001, resulting in liquidations of LIFO quantities carried at lower costs prevailing in prior years. The effect of these liquidations was to improve the gross margin rate in 2002 by .7%. The decline in the 2001 gross margin rate compared to 2000 primarily related to product and production facilities wind-downs described previously. The 2001 gross margin rate was favorably impacted by .1% because of the inclusion of CAG but was adversely affected by lower manufacturing volume in owned manufacturing facilities, as well as inventory dispositions in the moderate tailored clothing product categories.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $150 million in 2002, $158 million in 2001 and $164 million in 2000. As a percentage of sales, the expense ratio was 26.3% in 2002 compared to 26.3% in 2001 and 24.2% in 2000. The dollar decrease in 2002 reflected the effect of the favorable restructuring actions along with the impact of overall employment declines and the salary reduction program effective February 1, 2002 for all employees earning more than $50,000; partially offsetting these reductions during 2002 were $6.8 million of incremental expenses related to the inclusion of CAG and the Hickey-Freeman store for the full year. The dollar decrease in 2001 compared to 2000 reflected the actions taken to reduce the number of employees and other non-employee costs, which were starting to be realized towards the end of the fiscal year. Fiscal 2001 included $4.0 million of incremental sportswear product development costs, $3.8 million of expenses related to CAG, higher expenses associated with women's catalog sales and costs associated with the October opening of the Hickey-Freeman retail store in New York City. The increase relative to sales for 2001 compared to 2000 also reflected changes in revenue mix towards products with higher gross margin rates which have higher operating expense ratios to sales; also, the decline in in-stock tailored clothing units could not be immediately matched with commensurate operating expense reductions.

   Advertising expenditures, including costs related to the Barrie Pace catalog, were $22 million in 2002, compared to $25 million in 2001 and $31 million in 2000, representing 3.8%, 4.2% and 4.6% of consolidated sales, respectively. The decrease in 2002 and 2001 primarily reflected reduced MAG and catalog expenditures in light of the lower sales.

   Licensing and Other Income. This caption is principally comprised of income generated from licensing and aggregated $2.7 million in 2002 and $3.1 million in 2001 and 2000.

   Earnings before Interest, Taxes and Extraordinary Item ("EBIT"). EBIT was $21.1 million in 2002 compared to a loss of $15.1 million in 2001 and earnings of $26.7 million in 2000, representing 3.7%, (2.5%) and 3.9% of sales, respectively. As noted previously, the current year included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software. The restructuring charge in 2002 consisted of $.9 million related to the costs of closing one manufacturing facility, partially offset by $.5 million of favorable adjustments from proceeds received in disposing of three production and administrative facilities which exceeded the fair values established in 2001 when the facilities were closed. The restructuring charge in 2001 reflected actions to reduce both manufacturing costs and overhead as well as to lower general and administrative costs. The $11.6 million charge included costs related to closing six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, severance and fringe benefits related to manufacturing employees, voluntary early retirement programs and other administrative workforce reductions and writedown of fixed assets to estimated fair values.

   Interest Expense. Interest expense was $15.5 million in 2002, $14.4 million in 2001 and $15.7 million in 2000. Interest expense represented 2.7% of sales in 2002 compared to 2.4% of sales in 2001 and 2.3% in 2000. Although average borrowing levels declined in 2002 compared to 2001, interest expense increased due to changes in the debt mix resulting in both higher effective borrowing rates and higher amortization of financing fees and expenses. Interest expense included non-cash amortization of financing fees and expenses of $1.6 million in 2002, $.7 million in 2001 and $.5 million in 2000. The current year also included $2.1 million of interest expense representing debt discount amortization related to the New Notes. The dollar decrease in 2001 from 2000 primarily reflected lower average borrowing rates which were partially offset by higher average borrowings. The effective interest rate for all borrowings, including non-cash amortization costs, was 10.7% in 2002, 8.7% in 2001 and 9.6% in 2000. The Company's weighted average short term borrowing rate was 6.5% in 2002, 7.5% in 2001 and 8.3% in 2000. Based on the Company's current capital structure and anticipated borrowing levels and rates, interest expense during 2003 is anticipated to be more than $4 million lower than fiscal 2002 interest expense.

   Earnings (Loss) Before Taxes and Extraordinary Item. Pre-tax earnings were $5.6 million in 2002 compared to the pre-tax loss of $29.5 million in 2001 and pre-tax earnings of $11.0 million in 2000.

   Income Taxes. The Company's effective tax rate was 39.5% in 2002, 2001 and 2000, resulting in tax provision of $2.2 million in 2002, a tax benefit of $11.6 million in 2001 and a tax provision of $4.4 million in 2000.

   Earnings (Loss) Before Extraordinary Item. Net earnings (loss) after consideration of the settlement proceeds and restructuring charge in 2002 and restructuring charge in 2001 were earnings of $3.4 million or $.10 per diluted share in 2002 compared to a loss of $17.9 million or $.60 per diluted share in 2001 and earnings of $6.7 million or $.22 per diluted share in 2000.

   Extraordinary Items. The extraordinary charge in 2002, net of income tax benefit, was $2.5 million or $.08 per share, comprising $1.7 million or $.05 per share related to the write-off of unamortized financing fees under the old Credit Facility and $.8 million net of tax benefit, or $.03 per share, attributable to the write-off of unamortized debt discount and financing fees regarding the retirement of $15 million of the $25.3 million of New Notes. There was also a small extraordinary item in 2001 and 2000 each related to purchases of the Company's then outstanding 10 7/8% Senior Subordinated Notes. In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 is applicable for the Company's 2003 fiscal year beginning December 1, 2002. SFAS 145, among other things, proscribes that any gain or loss on extinguishment of debt that does not meet the criteria of Opinion 30, as amended, will no longer be classified as an extraordinary item. In fiscal 2003, prior period extraordinary items will be reclassified in the consolidated statement of earnings in a separate caption along with interest expense.

Liquidity and Capital Resources

   Total debt at November 30, 2002 of $123.4 million decreased $48.2 million compared to the year earlier level. The decrease in debt reflected the cash provided by operating activities, principally the $32.6 million reduction in inventories and $13.9 million reduction in net receivables. Although not impacting overall debt levels, the Company retired $15 million face value of its New Notes in November 2002, utilizing availability under its Credit Facility. The $20.6 million of borrowings classified as current at November 30, 2002 reflects the anticipated debt reduction during fiscal 2003. Total debt, including short term borrowings and current maturities, represented 41% of the Company's total $302 million capitalization at November 30, 2002, compared to 48% at November 30, 2001; the lower debt capitalization ratio was attributable to the large decrease in total debt during 2002.

   The information provided below describing the Company's debt, credit facilities, guarantees and future commitments is included here to facilitate a review of the Company's liquidity, pursuant to The Securities and Exchange Commission ("SEC") Financial Reporting Release No. 61.

   On January 16, 2002, the Company completed an exchange offer for its then maturing 10 7/8% senior subordinated notes ("Notes"), originally issued as part of a $100 million public offering in March 1994. For each $1,000 principal amount of Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of New Notes due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Notes then outstanding were retired and $25.3 million face value of New Notes and
2.9 million shares of common stock were issued. The New Notes were recorded at estimated fair value (effective interest rate on the New Notes was approximately 22%), which at November 30, 2002 was $9.6 million, reflecting unamortized debt discount of $.8 million. The New Notes are callable at face value in whole or in part at any time prior to maturity.

   Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"). All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid prior to their June 2003 maturity. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 4.2% at November 30, 2002, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. Among other things, the Credit Facility permits the retirement of the New Notes in whole or in part prior to their September 2003 maturity, subject to minimum excess availability levels after giving effect to such retirements. On November 26, 2002, $15 million face value of the New Notes were retired and the remaining $10.3 million of New Notes were retired in January 2003.

   The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of November 30, 2002, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

   There are several factors which can affect the Company's ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements. Risk factors are described in Item 1--Business of this Form 10-K. The following summarizes certain of the risk factors included in Item 1:

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

  . The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2001 and 2002. The ten largest customers represented approximately 54% of consolidated sales during fiscal 2002 with the largest customer representing approximately 21% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.

   At November 30, 2002, availability under the Credit Facility was in excess of $60 million. At November 30, 2002, the Company had $28.5 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and availability. The Company has also entered into surety bond arrangements aggregating $10.0 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At November 30, 2002, there were an aggregate of $2.2 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made and licensing revenues to be received in the next six months. The Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

   The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing borrowing arrangements, lease obligation commitments and other contractual obligations. The following presents a summary of the Company's significant contractual obligations:

                                          Payments Due by Period
                                         -------------------------
                                          Less               After
                                          than   1-3   4-5     5
      Contractual Obligations            1 year years years  years Total
      -----------------------            ------ ----- ------ ----- ------
      Long-Term Debt.................... $10.9  $ 1.3 $ 83.2 $28.7 $124.1
      Capital Leases....................    --     --     --    --     --
      Operating Leases..................  11.1   20.4   18.3  47.5   97.3
      Unconditional Purchase Obligations    --     --     --    --     --
      Other Long-Term Obligations.......  16.9   26.6    5.7    --   49.2
                                         -----  ----- ------ ----- ------
      Contractual Cash Obligations...... $38.9  $48.3 $107.2 $76.2 $270.6
                                         =====  ===== ====== ===== ======

   Other long term obligations in the above table comprise minimum obligations related to licensing and employment agreements. With respect to licensing arrangements, the Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum payments of approximately
$15 million in 2003.

   The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Under the terms of the current agreements, the Company has minimum payments of approximately $3 million in 2003. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements in addition to reimbursement payments to eliminate the effect of any excess personal income taxes, if any, associated with these payments.

   At November 30, 2002, the accumulated benefit obligation related to the Company's principal pension plan was approximately $202 million. As a result of a decline in the market value of plan assets in recent years, principally due to negative returns on the equities portfolio of the pension plan, the Company made contributions into the plan during 2002 for the first time in many years. During fiscal 2002, the Company contributed $11.9 million to the plan, which reflected both contributions related to 2002 and certain advance funding amounts pertaining to contributions otherwise anticipated to be made during fiscal 2003; an additional $4 million is anticipated to be contributed in 2003 applicable to fiscal 2003 related to the qualified plan. Funding requirements applicable to fiscal 2004 and subsequent years will be determined, in part, after consideration of fair market value of plan assets at the end of fiscal 2003 and the appropriate discount rate.

   Pension expense for the Company's principal plan reflected in the accompanying financial statements, including amounts applicable to the non-qualified supplemental pension plan, was $7.1 million in 2001 and $8.8 million in 2002. The principal assumptions for 2003 expected to be utilized in the determination of annual pension expense for financial reporting purposes are as follows:

                      Discount rate................ 6.75%
                      Return on plan assets........ 8.75%
                      Rate of compensation increase 4.00%

   The discount rate was based on a review of published aggregate corporate long term bond rates provided by several reporting services. The asset return assumption takes into consideration expected long term returns based upon the weighted allocation of equities, fixed income and other asset components comprising the plan's assets at November 30, 2002. The rate of compensation increase considers both historical and anticipated rates of future salary and other contingent compensation. The following illustrates the sensitivity to a one quarter percent (.25%) change in assumptions on annual pension expense based upon the most recent available actuarial valuation during 2002 and asset levels at November 30, 2002 (in millions):

                       Discount rate................ $.6
                       Return on plan assets........  .4
                       Rate of compensation increase  .1

   At November 30, 2002, net accounts receivable of $126.2 million decreased $13.9 million from November 30, 2001, principally attributable to the lower sales. The allowance for doubtful accounts was $9.0 million compared to $10.2 million last year, representing 6.6% of gross receivables in 2002 and 6.8% in 2001. Inventories at November 30, 2002 were $115.2 million compared to $150.4 million at November 30, 2001 and $170.6 million at November 30, 2000. These reductions of 23% in 2002 vs. 2001 and 12% in 2001 vs. 2000 reflected, among other things, the lower sales and related actions to reduce inventory levels in light of the generally lackluster environment at retail for apparel products, as well as the de-emphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term.

   Deferred income taxes at November 30, 2002 aggregated $73.1 million compared to $63.9 million at November 30, 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires, among other things, the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, a periodic evaluation of the likelihood that the deferred tax assets are realizable and the establishment of a valuation allowance, in certain circumstances, to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it is more likely than not that its deferred tax assets will be fully realized and that a tax valuation reserve is not required. Approximately

$62 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 2002, the Company had approximately $151 million of federal tax operating loss carryforwards available to offset future taxable income. Approximately $131 million of the $151 million of available operating loss carryforwards expire over the 2007-2010 periods, with the remainder available through 2021.

   At November 30, 2002, net properties of $32.6 million decreased by $3.1 million, as capital additions were more than offset by depreciation expense and adjustments to reflect the closing of one facility during 2002. Capital additions were $3.4 million in 2002 compared to $9.8 million in 2001 and $4.5 million in 2000. Capital expenditures in 2001 included $5.9 million related to the new Hickey-Freeman flagship store and leasehold improvements for sportswear offices in New York City. Capital additions in fiscal 2003 are not anticipated to exceed $5.0 million. Depreciation expense was $6.3 million in 2002, $6.8 million in 2001 and $7.1 million in 2000.

   Shareholders' equity of $178.6 million at November 30, 2002 represented $5.21 book value per share compared to $6.15 book value per share at November 30, 2001. The $7.3 million equity decrease during 2002 reflected the recognition of a charge to equity as a result of the additional minimum liability related to the Company's pension plan, which was partially offset by the net earnings for the year, the value of common shares issued pursuant to the January 2002 note exchange, and ongoing equity sales to employee benefit plans and recognition of previously unearned employee benefits. Dividends have not been paid since 1991.

Critical Accounting Policies

   The information provided below describing critical accounting policies is pursuant to Securities and Exchange Commission Financial Reporting Release No. 60 directing registrants to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements.

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

  . Receivables, net of allowances--At November 30, 2002, accounts receivable, net of allowances, were $126.2 million. Net receivables were determined based upon the Company's evaluation of known requirements, aging of receivables, historical experience and the current economic environment. Amounts associated with potential return of products as well as customer chargebacks, net of expected recoveries, are reflected in net accounts receivable. These types of allowances are reflected as a reduction of sales upon the determination that such allowances are reasonably estimatible and probable. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations, including those to the Company, could be adversely affected by declining sales of apparel at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

  . Inventory valuation--At November 30, 2002, inventories were $115.2 million, and reflected the LIFO valuation method as well as reductions from cost when required in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus inventories. Additional downward valuation adjustments could be required should the current economic climate significantly worsen further resulting in retailers being unwilling to accept deliveries of advance orders placed (or the Company electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), or if a significant contraction were to occur in demand for the Company's "in-stock" replenishment business for selected product categories. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

  . Deferred tax assets--At November 30, 2002, the accompanying Consolidated Balance Sheet reflects $73.1 million of deferred tax assets, principally related to tax operating loss carryforwards. As described in the Notes to Consolidated Financial Statements, the Company had approximately $151 million of tax operating loss carryforwards available to offset future taxable income. In general, such carryforwards must be utilized within 15 years of incurring the net operating loss (within 20 years with respect to the tax loss incurred in 2001). At November 30, 2002, the Company concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards and no tax valuation allowance was required. Should the Company experience a pre-tax loss in fiscal 2003 resulting from further revenue declines and/or the inability to improve operating margins, a tax valuation reserve may be required in whole or in part.

  . Goodwill and other intangible assets--The excess of cost over net tangible assets of businesses acquired are recorded as goodwill and other intangible assets. As discussed in the accompanying Notes to the Consolidated Financial Statements, prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, these intangibles were amortized using the straight line method over their estimated useful lives, generally ranging from five to ten years. Under FAS 142, goodwill and other indefinite-lived intangible assets are not being amortized, but instead are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Accordingly, none of the goodwill associated with the acquisition of CAG, aggregating $20.1 million at November 30, 2002, has been amortized but has been subject to impairment testing during fiscal 2002 along with all other goodwill and intangible assets aggregating $2.8 million. This review indicated that no impairment adjustment was required. The goodwill associated with CAG increased $1.7 million during fiscal 2002 based on the contingent consideration earned by the seller of the CAG business pursuant to the purchase agreement, and may increase further based upon the achievement of specified levels of earnings before interest and taxes during five annual periods, as defined, beginning July 1, 2001, or upon a change in control. Should the operation of the CAG business incur significant profitability and cash flow declines in future years, some or all of the recorded goodwill could be subject to impairment.

Recent Accounting Pronouncements

   Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Upon adoption, the Company ceased amortizing goodwill relating to acquisitions prior to June 30, 2001, of which the net carrying amount was approximately $1.3 million. The required analysis performed as proscribed under FAS 142 indicated that there was no impairment of the recorded goodwill. Goodwill will be tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which the goodwill is associated, are performed during the Company's second quarter. Impairment charges, if any, resulting from impairment tests will be reflected in operating income in the income statement. Goodwill amortization in the years ended November 30, 2001 and 2000 was approximately $.1 million, respectively.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company's fiscal year beginning December 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning December 1, 2002. The Company does not expect that the adoption of these statements will have a significant effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 is applicable for the Company's 2003 fiscal year beginning December 1, 2002. SFAS 145, among other things, proscribes that any gain or loss on extinguishment of debt that does not meet the criteria of Opinion 30, as amended, no longer be classified as an extraordinary item. The loss of $.8 million, net of income taxes, relating to the November 26, 2002 call of $15 million of the $25.3 million New Notes and the loss of $1.7 million, net of income taxes, relating to the refinancing of the Company's Credit Facility, consisting principally of unamortized fees and expenses, were reported as extraordinary items for the twelve months ended November 30, 2002. In fiscal 2003, prior period extraordinary items will be reclassified in the consolidated statement of earnings in a separate caption along with interest expense.

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which modified certain of the accounting for restructuring related costs. SFAS 146 is effective for restructuring actions initiated after December 31, 2002, although early adoption is permitted. SFAS 146 addresses, among other things, recording a liability for a cost associated with an exit or disposal activity when the liability is incurred and that fair value is the objective for initial measurement of the liability. The Company will apply the provisions of SFAS 146 prospectively to exit or disposal costs initiated after December 31, 2002.

   In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". FIN 45 is applicable for any guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for the Company's first quarter ended February 28, 2003. FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of that obligation. Adoption of this statement is not expected to have a significant effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

   In January 2003, the Financial Accounting Standards Board issued FIN 46 "Consolidation of Variable Interest Entities, An Interpretation of APB No. 51". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE") and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to the Company as of the beginning of fiscal 2003. Adoption of this statement is not expected to have a significant effect on the Company's reported financial condition, results of operations, cash flows or financial statement disclosures.

   In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure." For companies that have made the voluntary decision to change the method of accounting for stock-based employee compensation to the fair-value method, FAS 148 provides two additional alternative transition methods for recognizing expense related to stock based compensation. FAS 148 also amends the disclosure requirements of FAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and
(3) include those disclosures in interim financial statements. Should the Company voluntarily change its method of accounting for stock based employee compensation, FAS 148's transition guidance and provisions for annual disclosures are effective for the Company's fiscal year ending November 30, 2003. The provisions for interim-period disclosures are effective for the Company's financial reports that contain financial statements for interim periods beginning March 1, 2003. Adoption of this statement is not expected to have a significant effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

Outlook

   During 2002, the Company made progress toward establishing itself as a diversified apparel company with a strengthened balance sheet, and sufficient liquidity and expected cash flows to support its business model that focuses on expected earnings improvements in 2003 and subsequent years. The Company generated a small pre-tax profit during 2002 representing a significant improvement compared to the loss incurred in 2001. Restructuring actions initiated in 2001 were completed in 2002, which lowered both manufacturing and administrative costs through reduced production overheads, fewer warehousing and administrative facilities and headcount reductions. Additional administrative combinations initiated during 2002 are expected to be completed during 2003 and will reduce operating costs further upon completion.

   The near term economic climate remains lackluster, being unfavorably impacted by generally weak consumer spending at retail. Reversing the Company's declining revenue trends experienced over the past several years represents a principal operational objective for 2003. However, consumers' near term concerns about the economy and possibility of a conflict in the Middle East could adversely affect the Company's in-stock and future advance orders. Although the Company's tailored clothing sales declined approximately 7% in dollars during 2002, there are indications that businesses are gradually moving away from everyday casual dress codes. The extensive range of well recognized and diversified tailored clothing product offerings positions the Company to benefit from such a favorable trend if it should materialize. The acquisition of Consolidated Apparel Group during 2001 expanded the Company's sportswear product offerings with its marketing emphasis on popular priced sportswear with concentration to a distribution channel not significantly served by the Company's other sportswear lines. During 2002, the Company introduced a new sportswear business model for a national brand offered exclusively to a particular national department store, an Austin Reed sportswear collection with Dillard's. Additional exclusive branded programs are being considered with other national retailers.

   During 2002, the Company put in place a financing structure complementing its operational strategies with increased borrowing capacity under a new facility compared to the facility it replaced. The new $200 million Credit Facility, completed in August 2002, is in place through February 2006, with an additional one year extension available at the Company's option. It enabled the Company to retire over $40 million of high cost debt over the August 2002--January 2003 period. Based on the Company's current capital structure and anticipated borrowing levels and rates, interest expense in 2003 is anticipated to be more than $4 million lower than 2002. During 2003, pre-tax earnings are expected to improve considerably. Having solidified the Company's balance sheet, prudent acquisitions will again be considered.

   In summary, the Company's long term objective is to increase shareholder value through long term sales and earnings growth. The Company's long term earnings goal is to achieve an 8% pre-tax earnings return on sales by 2006.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

   The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2002, the Company had entered into foreign exchange contracts, aggregating approximately $2.2 million corresponding to approximately 1.8 million Euros primarily related to inventory purchases in the next twelve months and 46 million Japanese yen primarily related to anticipated licensing revenues to be received in the next twelve months.

   The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its new Credit Facility would impact interest expense by approximately $.8 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

   The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2001 and 2002. The ten largest customers represented approximately 54% of consolidated sales during fiscal 2002 with the largest customer representing approximately 21% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.

Item 8--Financial Statements and Supplementary Data

                                                                                                         Page
                                                                                                         ----

Financial Statements:

   Report of Independent Accountants....................................................................  23

   Consolidated Statement of Earnings for the three years ended November 30, 2002.......................  24

   Consolidated Balance Sheet at November 30, 2002 and 2001.............................................  25

   Consolidated Statement of Cash Flows for the three years ended November 30, 2002.....................  26

   Consolidated Statement of Shareholders' Equity for the three years ended November 30, 2002...........  27

   Notes to Consolidated Financial Statements...........................................................  28

   Financial Statement Schedules

       Schedule II--Valuation and Qualifying Accounts................................................... F-1

   Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.............................

Supplementary Data:

   Quarterly Financial Summary (unaudited)..............................................................  50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Hartmarx Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Hartmarx Corporation's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The consolidated financial statements for the years ended November 30, 2001 and 2000 have been restated as discussed in the accompanying Notes to Consolidated Financial Statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 10, 2003

                             HARTMARX CORPORATION

                      CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                              Fiscal Year Ended November 30,
                                                              ----------------------------
                                                                2002       2001      2000
                                                              --------   --------  --------
                                                                         Restated  Restated
Net sales.................................................... $570,300   $600,200  $678,835
Licensing and other income...................................    2,723      3,098     3,114
                                                              --------   --------  --------
                                                               573,023    603,298   681,949
                                                              --------   --------  --------
Cost of goods sold...........................................  405,822    448,693   491,011
Selling, general and administrative expenses.................  150,201    158,034   164,205
Restructuring charge.........................................      366     11,625        --
Settlement proceeds re: termination of systems project.......   (4,500)        --        --
                                                              --------   --------  --------
                                                               551,889    618,352   655,216
                                                              --------   --------  --------
Earnings (loss) before interest, taxes and extraordinary item   21,134    (15,054)   26,733
Interest expense.............................................   15,509     14,409    15,686
                                                              --------   --------  --------
Earnings (loss) before taxes and extraordinary item..........    5,625    (29,463)   11,047
Tax (provision) benefit......................................   (2,220)    11,638    (4,367)
                                                              --------   --------  --------
Earnings (loss) before extraordinary item....................    3,405    (17,825)    6,680
Extraordinary gain (loss), net...............................   (2,539)       (69)      227
                                                              --------   --------  --------
Net earnings (loss).......................................... $    866   $(17,894) $  6,907
                                                              ========   ========  ========
Earnings (loss) per share (basic and diluted):
   Before extraordinary item................................. $    .10   $   (.60) $    .22
                                                              ========   ========  ========
   After extraordinary item.................................. $    .02   $   (.60) $    .23
                                                              ========   ========  ========



         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (000's Omitted)

                                                                                        November 30,
                                                                                    --------------------
                                                                                       2002       2001
                                                                                    ---------  ---------
                                                                                                Restated
                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................... $   6,854  $   1,555
   Accounts receivable, less allowance for doubtful accounts of $8,984 in 2002 and
     $10,185 in 2001...............................................................   126,221    140,163
   Inventories.....................................................................   115,175    150,394
   Prepaid expenses................................................................     6,540      7,550
   Deferred income taxes...........................................................    11,372     17,135
                                                                                    ---------  ---------
       Total current assets........................................................   266,162    316,797
                                                                                    ---------  ---------
GOODWILL...........................................................................    21,660     19,996
                                                                                    ---------  ---------
DEFERRED INCOME TAXES..............................................................    61,722     46,783
                                                                                    ---------  ---------
OTHER ASSETS.......................................................................     8,657      9,411
                                                                                    ---------  ---------
PREPAID AND INTANGIBLE PENSION ASSET...............................................    64,527     14,462
                                                                                    ---------  ---------
PROPERTIES
   Land............................................................................     1,980      2,008
   Buildings and building improvements.............................................    36,223     36,565
   Furniture, fixtures and equipment...............................................   101,302    102,314
   Leasehold improvements..........................................................    24,740     23,786
                                                                                    ---------  ---------
                                                                                      164,245    164,673
   Accumulated depreciation and amortization.......................................  (131,690)  (128,982)
                                                                                    ---------  ---------
   Net properties..................................................................    32,555     35,691
                                                                                    ---------  ---------
TOTAL ASSETS....................................................................... $ 455,283  $ 443,140
                                                                                    =========  =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt............................................ $  20,582  $  25,000
   Accounts payable................................................................    34,632     34,383
   Accrued payrolls................................................................    13,205     15,779
   Other accrued expenses..........................................................    36,038     35,547
                                                                                    ---------  ---------
       Total current liabilities...................................................   104,457    110,709
                                                                                    ---------  ---------
LONG-TERM DEBT.....................................................................   102,782    146,553
                                                                                    ---------  ---------
MINIMUM PENSION LIABILITY..........................................................    69,473         --
                                                                                    ---------  ---------
SHAREHOLDERS' EQUITY
   Preferred shares, $1 par value; 2,500,000 authorized and unissued...............        --         --
   Common shares, $2.50 par value; 75,000,000 shares authorized; 36,800,564 shares issued at November 30, 2002 and 36,280,064 shares issued at November 30,
     2001..........................................................................    92,001     90,700
   Capital surplus.................................................................    67,660     80,236
   Retained earnings...............................................................    46,570     45,704
   Unearned employee benefits......................................................    (2,530)    (3,931)
   Common shares in treasury, at cost, 2,497,317 at November 30, 2002 and
     6,076,646 at November 30, 2001................................................   (11,016)   (26,801)
   Accumulated other comprehensive income (loss)...................................   (14,114)       (30)
                                                                                    ---------  ---------
   Total shareholders' equity......................................................   178,571    185,878
                                                                                    ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................... $ 455,283  $ 443,140
                                                                                    =========  =========

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000's Omitted)

                                                                                      Fiscal Year Ended November 30,
                                                                                      ----------------------------
                                                                                        2002       2001      2000
                                                                                      --------   --------  --------
                                                                                                 Restated  Restated
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
   Net earnings (loss)............................................................... $    866   $(17,894) $  6,907
   Reconciling items to adjust net earnings (loss) to net cash provided by (used in)
     operating activities:
      Depreciation and amortization of fixed assets..................................    6,291      6,840     7,100
      Amortization of debt discount..................................................    2,090         --        --
      Amortization of long-lived assets..............................................    3,828      1,363       505
      Amortization of unearned employee benefits.....................................    1,749        794     1,249
      Non-cash charge included in restructuring......................................       --      3,687        --
      Non-cash extraordinary item, net...............................................    2,335         69      (227)
      Changes in assets and liabilities, net of effects of acquisition:
          Accounts receivable........................................................   13,942       (256)   11,987
          Inventories................................................................   35,219     31,707     9,002
          Prepaid expenses...........................................................   (2,781)     1,846    (2,204)
          Other assets...............................................................   (7,853)      (602)    7,124
          Accounts payable and accrued expenses......................................      769    (35,111)    6,614
          Taxes and deferred taxes...................................................    1,500    (12,892)    1,077
                                                                                      --------   --------  --------
Net cash provided by (used in) operating activities..................................   57,955    (20,449)   49,134
                                                                                      --------   --------  --------
Cash Flows from investing activities:
   Capital expenditures..............................................................   (3,351)    (9,801)   (4,494)
   Cash paid for acquisition, net of cash acquired (in 2001).........................   (2,156)   (17,461)       --
   Cash proceeds from sale of assets.................................................    2,016        542        --
                                                                                      --------   --------  --------
Net cash used in investing activities................................................   (3,491)   (26,720)   (4,494)
                                                                                      --------   --------  --------
Cash Flows from financing activities:
   Borrowings under new Credit Facility..............................................   77,480         --        --
   Borrowings (payments) under previous Credit Facility..............................  (84,976)    41,247   (21,885)
   Payment of 12 1/2% Senior Unsecured Notes.........................................  (14,980)        --        --
   Payment of 10 7/8% Senior Subordinated Notes, in connection with note
     exchange........................................................................   (9,404)        --        --
   Purchase of 10 7/8% Senior Subordinated Notes.....................................       --    (27,236)  (22,965)
   Proceeds from mortgage financing..................................................       --     17,375        --
   (Payment of) proceeds from term loan..............................................  (15,000)    15,000        --
   Payment of other debt.............................................................     (542)      (437)      (72)
   Purchase of treasury shares.......................................................       --         --    (1,163)
   Financing fees and expenses for new Credit Facility...............................   (2,967)        --        --
   Other equity transactions.........................................................    1,224      1,020     1,067
                                                                                      --------   --------  --------
Net cash provided by (used in) financing activities..................................  (49,165)    46,969   (45,018)
                                                                                      --------   --------  --------
Net decrease in cash and cash equivalents............................................    5,299       (200)     (378)
Cash and cash equivalents at beginning of year.......................................    1,555      1,755     2,133
                                                                                      --------   --------  --------
Cash and cash equivalents at end of year............................................. $  6,854   $  1,555  $  1,755
                                                                                      ========   ========  ========
Supplemental cash flow information
   Net cash paid during the year for:
      Interest....................................................................... $ 13,300   $ 15,000  $ 15,900
      Income taxes...................................................................      600      1,200     3,300

Non-cash financing transactions:

   Pursuant to the January 16, 2002 exchange of the Company's 12 1/2% senior unsecured notes, cash and stock for the maturing 10 7/8% senior subordinated notes, as more fully described in the Notes to Consolidated Financial Statements, the Company exchanged $25,321,000 in debt and issued 2,949,495 shares of treasury stock.

         (See accompanying notes to consolidated financial statements)

                             HARTMARX CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (000's Omitted)


                                                        Common Stock                         Unearned    Treasury Stock
                                                    --------------------  Capital  Retained  Employee --------------------
                                                      Shares    Par Value Surplus  Earnings  Benefits   Shares     Amount
                                                    ----------  --------- -------  --------  -------- ----------  --------
Balance at November 30, 1999, as previously
 reported.......................................... 36,100,814   $90,252  $83,834  $ 51,911  $(7,161)  6,677,952  $(29,688)
Restatement........................................                                   4,780
                                                    ----------   -------  -------  --------  -------  ----------  --------
Balance at November 30, 1999--Restated............. 36,100,814    90,252   83,834    56,691   (7,161)  6,677,952   (29,688)
Net earnings for the year--Restated................                                   6,907
Shares issued, primarily to employee benefit plans.                          (780)                      (420,485)    1,855
Long-term incentive plan awards, net of forfeitures    239,250       598      125               (752)
Allocation of unearned employee benefits...........                          (948)             2,197
Stock options exercised and vesting of restricted
 stock awards......................................    (11,500)      (29)       6                         (9,956)       44
Purchase of treasury shares........................                                                      316,893    (1,163)
                                                    ----------   -------  -------  --------  -------  ----------  --------
Balance at November 30, 2000--Restated............. 36,328,564    90,821   82,237    63,598   (5,716)  6,564,404   (28,952)
Net loss for the year--Restated....................                                 (17,894)
Shares issued, primarily to employee benefit plans.                          (901)                      (476,297)    2,101
Forfeiture of long-term incentive plan awards......    (48,500)     (121)    (191)                31
Allocation of unearned employee benefits...........                          (960)             1,754
Stock options exercised............................                            51                        (11,461)       50
Initial unrealized loss on implementation of SFAS
 No. 133...........................................
Change in fair value of foreign exchange contracts.
                                                    ----------   -------  -------  --------  -------  ----------  --------
Balance at November 30, 2001--Restated............. 36,280,064    90,700   80,236    45,704   (3,931)  6,076,646   (26,801)

Net earnings for the year..........................                                     866
Shares issued, primarily to employee benefit plans.                        (1,641)                      (604,868)    2,668
Shares issued re: note exchange....................                        (9,025)                    (2,949,495)   13,007
Long-term incentive plan awards, net of forfeitures    534,000     1,335                      (1,335)
Allocation of unearned employee benefits...........                        (1,896)             2,736
Stock options exercised and vesting of restricted
 stock awards......................................    (13,500)      (34)     (14)                       (24,966)      110
Additional minimum pension liability...............
Change in fair value of foreign exchange contracts.
Foreign currency translation adjustment............
                                                    ----------   -------  -------  --------  -------  ----------  --------
Balance at November 30, 2002....................... 36,800,564   $92,001  $67,660  $ 46,570  $(2,530)  2,497,317  $(11,016)
                                                    ==========   =======  =======  ========  =======  ==========  ========

                                                     Accumulated      Other
                                                        Other     Comprehensive
                                                    Comprehensive    Income
                                                    Income (Loss)    (Loss)
                                                    ------------- -------------
Balance at November 30, 1999, as previously
 reported..........................................   $     --
Restatement........................................
                                                      --------
Balance at November 30, 1999--Restated.............         --
Net earnings for the year--Restated................
Shares issued, primarily to employee benefit plans.
Long-term incentive plan awards, net of forfeitures
Allocation of unearned employee benefits...........
Stock options exercised and vesting of restricted
 stock awards......................................
Purchase of treasury shares........................
                                                      --------      --------
Balance at November 30, 2000--Restated.............         --
Net loss for the year--Restated....................                 $(17,894)
Shares issued, primarily to employee benefit plans.
Forfeiture of long-term incentive plan awards......
Allocation of unearned employee benefits...........
Stock options exercised............................
Initial unrealized loss on implementation of SFAS
 No. 133...........................................       (306)         (306)
Change in fair value of foreign exchange contracts.        276           276
                                                      --------      --------
Balance at November 30, 2001--Restated.............        (30)     $(17,924)
                                                                    ========
Net earnings for the year..........................                 $    866
Shares issued, primarily to employee benefit plans.
Shares issued re: note exchange....................
Long-term incentive plan awards, net of forfeitures
Allocation of unearned employee benefits...........
Stock options exercised and vesting of restricted
 stock awards......................................
Additional minimum pension liability...............    (14,015)      (14,015)
Change in fair value of foreign exchange contracts.          8             8
Foreign currency translation adjustment............        (77)          (77)
                                                      --------      --------
Balance at November 30, 2002.......................   $(14,114)     $(13,218)
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

   Use of Estimates--The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Significant estimates which are incorporated in the accompanying consolidated financial statements include allowances pertaining to receivables, net realizable value of inventories, realization of deferred tax assets, realization of goodwill and the determination of discount rates and other assumptions associated with various employee benefit expenses and obligations. Actual results could differ from those estimates.

   Fair Value of Financial Instruments--The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

   The following methods and assumptions were used in estimating the fair value of financial instruments:

   Cash and cash equivalents--The amounts reported approximate market value.

   Long-term debt--The market value of debt at November 30, 2002, which is principally variable rate debt, approximates its carrying value of $123.4 million, based on the terms, interest rates and maturities currently available for similar debt instruments.

   Foreign exchange contracts--The amounts reported are estimated using quoted market prices for similar instruments.

   Cash and Cash Equivalents--The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   Inventories--Inventories are stated at the lower of cost or market. At November 30, 2002 and 2001, approximately 48% of the Company's total inventories at each year end are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

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

   Goodwill and Other Intangible Assets--Goodwill represents the excess of the purchase price paid over the value of net assets of businesses acquired. Effective December 1, 2001, and in accordance with Statement of Financial Accounting Standards (SFAS") No. 142, goodwill is not being amortized, but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are generally performed during the second quarter. Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the statement of earnings. Aggregate goodwill was $21.7 million and $20.0 million at November 30, 2002 and 2001, respectively. The increase primarily reflected the additional consideration earned by the former owner of Consolidated Apparel Group pursuant to the purchase agreement. This additional consideration was paid in cash in February 2003. Total goodwill amortization was $.1 million in 2001 and $.1 million in 2000.

   Amortization of other intangible assets is calculated on the straight-line basis using the following criteria:

                     License rights.... Initial term of license
                                        agreement
                    Financing costs.... Term of financing
                                        agreement

   Intangible assets, net of accumulated amortization, are included in "Investments and Other Assets" and aggregated $1.4 million and $2.1 million at November 30, 2002 and 2001, respectively. Accumulated amortization, which is provided on a straight-line basis over their economic lives, usually 5 years or less, was $2.3 million and $1.6 million at November 30, 2002 and 2001, respectively; amortization expense of other intangible assets was $.7 million in 2002, $.7 million in 2001 and $.4 million in 2000.

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

   Revenue Recognition--Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. Shipping and handling revenues are included in revenues while the actual costs are reflected in cost of sales. Catalog sales exclude sales tax. Income from licensing arrangements, which is reflected in the Licensing and Other Income caption in the accompanying consolidated statement of earnings, is recorded when received as amounts are not reasonably estimatible prior to the receipt of the reports from the licensees as provided for under the various licensing agreements.

   Advertising Costs--Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $21.6 million in 2002, $24.7 million in 2001 and $30.7 million in 2000 are included in Selling, General and Administrative Expenses in the accompanying Statement of Earnings. Prepaid expenses at November 30, 2002 include deferred advertising costs of $2.0 million ($2.2 million at November 30, 2001), which will be reflected as an expense during the quarterly period benefited. Included in these amounts are $1.3 million at November 30, 2002 and $1.1 million at November 30, 2001 relating to direct response advertising associated with catalog operations.

   Retirement Plans--The Company and its subsidiaries maintain benefit plans covering substantially all employees other than those covered by multi-employer plans. Pension expense for the Company's defined benefit plan is determined using the projected unit credit method. Pension expense under each multi-employer plan is based upon a percentage of the employer's union payroll established by industry-wide collective bargaining agreements; such pension expenses are funded as accrued.

   Self-Insurance Reserves--The Company retains certain financial risks for insuring a portion of its worker's compensation and employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not recorded. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related accruals are reviewed and updated at regular intervals.

   Foreign Currency Translation--Assets and liabilities of the Company's foreign subsidiaries, which are principally located in Canada, are not significant. They are translated at current exchange rates. Income and expense items are translated at average rates during the year. Unrealized translation gains and losses are reported as a component of accumulated other comprehensive income (loss) and included as a component of shareholders' equity.

   Stock Based Compensation--The Company has elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations under which the Company uses the intrinsic value method of measuring stock compensation cost. Under this method, compensation cost is the excess, if any, of the quoted market price of the Company's stock on the date of grant over the amount the individual must pay for the stock.

   Concentrations of Credit Risk and Financial Instruments--Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, off-price marketers, catalogs and through electronic commerce channels. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. While concentrations of credit risk with respect to trade accounts receivable are somewhat mitigated due to the large number and diversity of customers comprising the Company's customer base, the Company's ten largest customers represented approximately 54% of consolidated sales. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

   One customer exceeded 10% of consolidated revenues and represented approximately 21%, 21% and 20% of sales in 2002, 2001 and 2000, respectively. Accounts receivable from the largest customer represented approximately 16% and 14% of the Company's gross accounts receivable at November 30, 2002 and 2001, respectively.

   The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations or anticipated receipts of licensing income denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2002, the Company had entered into foreign exchange contracts aggregating approximately $2.2 million ($3 million at November 30, 2001), corresponding to approximately 1.8 million Euros in the next twelve months, principally related to inventory purchases and 46 million yen, primarily related to anticipated licensing revenues to be received in the next six months. Unrealized gain or loss associated with changes in market value of the underlying outstanding foreign exchange contracts are reflected in other comprehensive income (loss).

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

   Per Share Information--The calculation of basic earnings per share in each year is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares used in computing basic and diluted earnings per share were as follows, which includes both allocated and unallocated shares held by The Hartmarx Savings Investment and Stock Ownership Plan (000's omitted):

                          Year Ended
                          November 30, Basic  Diluted
                          ------------ ------ -------
                              2002.... 33,577 33,662
                              2001.... 30,013 30,013
                              2000.... 29,452 29,568

   At November 30, 2002, options to purchase 2,625,321 shares of the Company's common stock were outstanding at prices ranging from $2.50 to $8.09. At November 30, 2001, options to purchase 1,969,659 shares of the Company's common stock were outstanding at prices ranging from $2.50 to $8.09. At November 30, 2000, options to purchase 3,617,410 shares of the Company's common stock were outstanding at prices ranging from $2.50 to $12.25. None of these options were included in the computation of diluted earnings per share, as the average market price per share of the Company's common stock was below the grant price in the respective year.

  Recent Accounting Pronouncements--

   Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Upon adoption, the Company ceased amortizing goodwill relating to acquisitions prior to June 30, 2001, of which the net carrying amount was approximately $1.3 million. The required analysis performed as proscribed under FAS 142 indicated that there was no impairment of the recorded goodwill. Goodwill will be tested on an annual basis, or more frequently if impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which the goodwill is associated, are generally performed during the second quarter. Impairment charges, if any, resulting from impairment tests would be reflected in operating income in the income statement.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143--"Accounting for Asset Retirement Obligations" and in August 2001, SFAS No. 144--"Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company's fiscal year beginning December 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning December 1, 2002. The Company does not expect that the adoption of these statements will have a significant effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 is applicable for the Company's 2003 fiscal year beginning December 1, 2002. SFAS 145, among other things, proscribes that any gain or loss on extinguishment of debt that does not meet the criteria in Opinion 30, as amended, no longer be classified as an extraordinary item. The loss of $.8 million, net of income taxes, relating to the November 26, 2002 call of $15 million of the $25.3 million Senior Unsecured Notes and the loss of $1.7 million, net of income taxes, relating to the refinancing of the Company's Credit Facility, consisting principally of unamortized fees and expenses, were reported as extraordinary items for the twelve months ended November 30, 2002. In fiscal 2003, prior period extraordinary items will be reclassified in the consolidated statement of earnings in a separate caption along with interest expense.

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which modified certain of the accounting for restructuring related costs. SFAS 146 is effective for restructuring actions initiated after December 31, 2002, although early adoption is permitted. SFAS 146 addresses, among other things, recording a liability for a cost associated with an exit or disposal activity when the liability is incurred and that fair value is the objective for initial measurement of the liability. The Company will apply the provisions of FAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

   In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". FIN 45 is applicable for any guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for the Company's first quarter ended February 28, 2003. FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of that obligation. Adoption of this statement is not expected to have a significant effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

   In January 2003, the Financial Accounting Standards Board issued FIN 46 "Consolidation of Variable Interest Entities--An Interpretation of APB No. 51". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE") and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to the Company as of the beginning of fiscal 2003. Adoption of this statement is not expected to have a significant effect on the Company's reported financial condition, results of operations, cash flows or financial statement disclosures.

   In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure". For companies that have made the voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method, FAS 148 provides two additional alternative transition methods for recognizing expense related to stock based compensation. FAS 148 also amends the disclosure requirements of FAS 123 so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and
(3) include those disclosures in interim financial statements. Should the Company voluntarily change its method of accounting for stock based employee compensation, FAS 148's transition guidance and provisions for annual disclosures are effective for the Company's fiscal year ending November 30, 2003. The provisions for interim-period disclosures are effective for the Company's financial reports that contain financial statements for interim periods beginning March 1, 2003. Adoption of this statement is not expected to have a significant effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

Restatement of Prior Years Consolidated Financial Statements

   As a result of the fiscal 2002 year-end review performed by the Company's internal auditors at its International Women's Apparel subsidiary, the Company became aware of certain accounting irregularities. Accordingly, the Company is restating its previously issued financial statements for the years ended November 30, 2001 and November 30, 2000. Unaudited quarterly financial information for the year ended November 30, 2001 and the first three quarters of the year ended November 30, 2002 are also being restated. The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period.

   The effect of the restatement for the year ended November 30, 2000 was to decrease the Company's previously reported fiscal 2000 consolidated earnings before extraordinary item from $8.6 million to $6.7 million and diluted earnings per share from $.29 to $.22. The effect of the restatement for the year ended November 30, 2001 was to increase the Company's previously reported fiscal 2001 consolidated loss before extraordinary item and diluted loss per share before extraordinary item from $13.9 million and $.46 per share to $17.8 million and $.60 per share. The effect of the restatement on earnings before extraordinary item for the nine months ended August 31, 2002 was to reduce previously reported earnings of $.7 million to a loss of $.4 million and decrease diluted earnings per share from $.02 to a loss of $.01.

   The following table reconciles the amounts previously reported to the amounts currently being reported in the accompanying Consolidated Statement of
Earnings:

                                                                     2001                          2000
                                                         ----------------------------  ----------------------------
                                                         Previously Adjust-     As     Previously Adjust-     As
                                                          Reported   ments   Restated   Reported   ments   Restated
                                                         ---------- -------  --------  ---------- -------  --------
Net sales...............................................  $601,585  $(1,385) $600,200   $680,647  $(1,812) $678,835
Licensing and other income..............................     3,098       --     3,098      3,114       --     3,114
                                                          --------  -------  --------   --------  -------  --------
                                                           604,683   (1,385)  603,298    683,761   (1,812)  681,949
                                                          --------  -------  --------   --------  -------  --------
Cost of goods sold......................................   444,930    3,763   448,693    490,751      260   491,011
Selling, general and administrative expenses............   156,624    1,410   158,034    163,134    1,071   164,205
Restructuring charge....................................    11,625       --    11,625         --       --        --
                                                          --------  -------  --------   --------  -------  --------
                                                           613,179    5,173   618,352    653,885    1,331   655,216
                                                          --------  -------  --------   --------  -------  --------
Earnings (loss) before interest, taxes and extraordinary
 item...................................................    (8,496)  (6,558)  (15,054)    29,876   (3,143)   26,733
Interest expense........................................    14,409       --    14,409     15,686       --    15,686
                                                          --------  -------  --------   --------  -------  --------
Earnings (loss) before taxes and extraordinary item.....   (22,905)  (6,558)  (29,463)    14,190   (3,143)   11,047
Tax (provision) benefit.................................     9,045    2,593    11,638     (5,605)   1,238    (4,367)
                                                          --------  -------  --------   --------  -------  --------
Earnings (loss) before extraordinary item...............   (13,860)  (3,965)  (17,825)     8,585   (1,905)    6,680
Extraordinary gain (loss), net..........................       (69)      --       (69)       227       --       227
                                                          --------  -------  --------   --------  -------  --------
Net earnings (loss).....................................  $(13,929) $(3,965) $(17,894)  $  8,812  $(1,905) $  6,907
                                                          ========  =======  ========   ========  =======  ========
Earnings (loss) per share (basic and diluted):
    Before extraordinary item...........................  $   (.46) $  (.14) $   (.60)  $    .29  $  (.07) $    .22
                                                          ========  =======  ========   ========  =======  ========
    After extraordinary item............................  $   (.46) $  (.14) $   (.60)  $    .30  $  (.07) $    .23
                                                          ========  =======  ========   ========  =======  ========

In addition, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million effective for periods prior to December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the three year period ended November 30, 2002. Accordingly, at November 30, 2001 total assets as previously reported were reduced by $2.4 million, total liabilities were decreased by $1.3 million, total shareholders' equity and equity per share were reduced by $1.1 million and $.03, respectively, due to the above described items and are summarized below:

                                                           2001
                                              -------------------------------
                                              Previously                As
                                               Reported  Adjustments Restated
                                              ---------- ----------- --------
   Accounts receivable, less allowances......  $143,261    $(3,098)  $140,163
   Inventories...............................   149,613        781    150,394
   Prepaid expenses..........................     8,293       (743)     7,550
   Deferred income taxes.....................    63,204        714     63,918
   Net properties............................    35,691         --     35,691
   All other assets..........................    45,454        (30)    45,424
                                               --------    -------   --------
   Total assets..............................  $445,516    $(2,376)  $443,140
                                               ========    =======   ========
   Accounts payable and accrued expenses.....  $ 86,995    $(1,286)  $ 85,709
   Total debt................................   171,553         --    171,553
                                               --------    -------   --------
   Total liabilities.........................   258,548     (1,286)   257,262
   Shareholders' equity......................   186,968     (1,090)   185,878
                                               --------    -------   --------
   Total liabilities and shareholders' equity  $445,516    $(2,376)  $443,140
                                               ========    =======   ========

   Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these restatements.

Acquisitions

   During the third quarter of 2001, the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. ("CAG"), a privately held marketer of popular priced sportswear. The acquisition was consistent with the Company's stated strategy to expand its apparel offerings in non-tailored product categories. The purchase price of the assets acquired was $18 million plus the assumption of debt and other specified payables and accruals. Additional contingent consideration is payable to the seller based upon the achievement of specified levels of earnings before interest and taxes of the business during five annual periods within a specified period beginning July 1, 2001, or upon a change in control. Such contingent consideration is considered as additional purchase price when earned and, accordingly, reflected as goodwill. The goodwill is included in total assets of the Men's Apparel Group. CAG's results of operations have been included in the Company's financial statements since the date of the acquisition. Pursuant to the terms of the purchase agreement, contingent consideration of $1.8 million earned for the initial period ended November 30, 2001 and recorded as additional goodwill as of that date was paid to the seller during the first quarter of fiscal 2002. Additional contingent consideration of $1.7 million earned for the twelve months ended November 30, 2002 and recorded as additional goodwill as of that date was paid to the seller during the first quarter of fiscal 2003.

   The following unaudited pro forma information is provided for the acquisition assuming it occurred as of December 1, 1999 for fiscal 2000 and December 1, 2000 for fiscal 2001 (in millions, except per share amounts):

                                                               Year Ended
                                                              November 30,
                                                             --------------
                                                              2001    2000
                                                             ------  ------
     Net sales.............................................. $623.8  $722.7
     Net earnings (loss) before taxes and extraordinary item  (27.0)   13.3
     Net earnings (loss)....................................  (16.4)    8.2
     Diluted earnings (loss) per share......................   (.55)    .27

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

   At the effective date, amounts assigned to each major asset and liability caption of the balance sheet, including purchase price adjustments, were as follows (in millions):

                      Assets
                         Cash...................... $ 0.6
                         Accounts receivable.......   6.0
                         Inventories...............  11.0
                         Prepaid expenses..........   0.7
                         Goodwill..................  16.0
                         Other assets..............   0.2
                         Fixed assets..............   0.9
                                                    -----
                             Total assets..........  35.4
                                                    =====
                      Liabilities
                         Accounts payable..........   0.6
                         Accrued expenses..........   5.2
                         Debt assumed..............  11.6
                                                    -----
                             Total liabilities.....  17.4
                                                    -----
                         Purchase Price............ $18.0
                                                    =====

Financing

   At November 30, 2002 and 2001, long term debt comprised the following (000's omitted):

                                                      2002     2001
                                                    -------- --------
          Borrowings under new Credit Facility..... $ 77,480 $     --
          Borrowings under previous Credit Facility       --   84,976
          Term loan................................       --   15,000
          12 1/2% Senior Unsecured Notes, net......    9,570       --
          10 7/8% Senior Subordinated Notes, net...       --   34,721
          Industrial development bonds.............   17,250   17,250
          Mortgages and other debt.................   19,064   19,606
                                                    -------- --------
          Total debt...............................  123,364  171,553
          Less--current............................   20,582   25,000
                                                    -------- --------
          Long term debt........................... $102,782 $146,553
                                                    ======== ========

   On January 16, 2002, the Company completed an exchange offer for its then outstanding senior subordinated notes ("Old Notes") due in January 2002, originally issued as part of a $100 million public offering in March 1994. For each $1,000 principal amount of Old Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Old Notes then outstanding were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes were recorded at estimated fair value (effective interest rate on the New Notes was approximately 22%), net of unamortized debt discount. The New Notes are callable at face value in whole or in part at any time prior to maturity.

   Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid. The Company recorded an extraordinary charge of $1.7 million, net of income tax benefit, or $.05 per share associated with the refinancing. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option, and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 4.2% at November 30, 2002, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum based on the $200 million maximum less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. Among other things, the Credit Facility permits the retirement of the New Notes in whole or in part prior to their September 2003 maturity subject to minimum excess availability levels after giving effect to such retirements.

   The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During 2002 and as of November 30, 2002, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At November 30, 2002, availability under the Credit Facility was in excess of $60 million. At November 30, 2002, the Company had $28.5 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and availability.

   On November 26, 2002, the Company retired $15 million face value of outstanding New Notes and recorded an extraordinary charge of $.8 million, net of income tax benefit, or $.03 per share related to the write off of unamortized debt discount and issue costs. On December 18, 2002, the Company announced the early retirement of the remaining $10.3 million face value of outstanding New Notes, effective on January 21, 2003. This early retirement resulted in an acceleration of approximately $.7 million of pre-tax unamortized debt discount and fees which otherwise would have been amortized to expense during the second, third and fourth quarters of fiscal 2003, but which will now be reflected in the Company's first quarter of fiscal 2003 ending February 28, 2003.

   Industrial development bonds ("IDBs"), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $6.9 million at November 30, 2002. Interest rates on the various borrowing agreements range from 7.25% to 8.5% (average of 7.4% at November 30, 2002 and 2001). Two IDBs totaling $15.5 million are callable by the Company beginning July 1, 2000 at a 3% premium, declining to par on July 1, 2003.

   Mortgages and other long term debt includes $16.6 million principal amount of mortgages on two of its owned manufacturing facilities initiated during 2001, having durations of ten to fifteen years, as well as the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary due September 1, 2007. Interest rates ranged from 7.5% to 8.5% per annum (average of 7.7% at November 30, 2002 and 2001).

   Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $1.2 million at November 30, 2002 and $2.7 million at November 30, 2001.

   The approximate required principal reductions are as follows: $10.9 million in 2003; $.6 million in 2004; $.7 million in 2005; $78.2 million in 2006; $5.0 million in 2007 and $28.7 million thereafter.

   On December 1, 1988, The Hartmarx Employee Stock Ownership Plan ("ESOP"), subsequently merged with the Hartmarx Savings-Investment Plan during 2001 and the merged plans are now called the Hartmarx Savings Investment and Stock Ownership Plan ("SIPSOP"), borrowed $15 million from a financial institution and purchased from the Company 620,155 shares of treasury stock at the market value of $24.19 per share. Prior to 1994, the ESOP loan was guaranteed by the Company, and, accordingly, the amount outstanding had been included in the Company's consolidated balance sheet as a liability and shareholders' equity had been reduced for the amount representing unearned employee benefits. In 1994, the Company purchased the remaining interest in the loan from the financial institution holding the ESOP note. Company contributions to the SIPSOP are used to repay loan principal and interest. The common stock is allocated to SIPSOP participants ratably over the term of the loan as the loan principal and interest is repaid or accrued and amounts reflected as unearned employee benefits are correspondingly reduced.

   Information related to loan repayments by the SIPSOP (or ESOP) are as follows (000's omitted):

                                         2002   2001   2000
                                        ------ ------ ------
                    Principal payments. $1,767 $1,608 $1,462
                    Interest payments..    277    436    582
                                        ------ ------ ------
                    Total loan payments $2,044 $2,044 $2,044
                                        ====== ====== ======

   As of November 30, 2002, 576,571 of the 620,155 shares of common stock owned by the SIPSOP have been allocated to the accounts of the SIPSOP participants. There were 43,584 shares committed to be released, and the fair market value of those unearned SIPSOP shares was approximately $.1 million.

Borrowings Under Principal Credit Facility

   The following summarizes information concerning borrowings under the Company's revolving credit facility in place during the applicable periods, all of which were variable rate borrowings (000's omitted):

                                                       2002     2001      2000
                                                     -------  --------  -------
Outstanding at November 30.......................... $77,480  $ 84,976  $43,729
Maximum month end balance during the year...........  97,466   118,257   91,716
Average amount outstanding during the year..........  79,800    88,700   72,900
Weighted daily average interest rate during the year     6.5%      7.5%     8.3%
Weighted average interest rate on borrowings at
  November 30.......................................     4.2%      7.0%     8.8%

Inventories

   Inventories at fiscal year end were as follows (000's omitted):

                                          November 30
                                       -----------------
                                         2002     2001
                                       -------- --------
                       Raw materials.. $ 43,007 $ 46,353
                       Work in process    7,312    7,759
                       Finished goods.   64,856   96,282
                                       -------- --------
                                       $115,175 $150,394
                                       ======== ========

   The excess of current cost over LIFO costs for inventories valued using LIFO was $27.3 million in 2002, $32.9 million in 2001 and $33.9 million at November 30, 2000. During 2002 and 2001, certain inventory quantities valued under the LIFO method were reduced, resulting in a liquidation of LIFO quantities carried at lower costs prevailing in prior years. The effect of these liquidations increased net earnings by $.7 million in 2002 and $.7 million in 2001.

Taxes on Earnings

   The tax (provision) benefit is summarized as follows (000's omitted):

                                            2002     2001     2000
                                          -------  -------  -------
            Federal...................... $    --  $    --  $  (272)
            State and local..............    (180)   1,783     (388)
            Foreign......................  (1,137)    (572)  (1,614)
                                          -------  -------  -------
                   Total current.........  (1,317)   1,211   (2,274)
                                          -------  -------  -------
            Federal......................    (903)  10,427   (2,274)
            State and local..............      --       --       --
            Foreign......................      --       --      181
                                          -------  -------  -------
                   Total deferred........    (903)  10,427   (2,093)
                                          -------  -------  -------
            Total tax (provision) benefit $(2,220) $11,638  $(4,367)
                                          =======  =======  =======

   The difference between the tax (provision) benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to earnings (loss) before taxes and extraordinary item is summarized as follows (000's omitted):

                                                                2002     2001      2000
                                                              -------  --------  -------
Earnings (loss) before taxes and extraordinary item:
   United States............................................. $ 3,163  $(30,989) $ 7,372
   Foreign...................................................   2,462     1,526    3,675
                                                              -------  --------  -------
                                                              $ 5,625  $(29,463) $11,047
                                                              =======  ========  =======
Tax (provision) benefit computed at statutory rate........... $(1,913) $ 10,017  $(3,756)
State and local taxes on earnings, net of federal tax benefit    (119)    1,177     (256)
Foreign......................................................    (300)      (53)    (198)
Other--net...................................................     112       497     (157)
                                                              -------  --------  -------
Total tax (provision) benefit................................ $(2,220) $ 11,638  $(4,367)
                                                              =======  ========  =======

   The significant components of the net deferred tax asset at November 30, 2002 and 2001 were as follows:

                                                   November 30,
                                                -----------------
                                                  2002     2001
                                                -------  --------
             Deferred Tax Assets:
             Net operating loss carryforwards.. $52,782  $ 48,441
             AMT credit carryforwards..........   4,902     6,046
             Employment-related liabilities....   9,991    10,022
             Inventory.........................   2,209     4,789
             Receivables.......................   4,898     5,095
             Pension...........................   2,595        --
             Other.............................   4,483    10,230
                                                -------  --------
                Total deferred tax assets......  81,860    84,623
                                                -------  --------
             Deferred Tax Liabilities:
             Tax over book depreciation........  (1,069)   (1,278)
             Pension...........................      --    (5,915)
             Prepaids and other................  (7,697)  (13,512)
                                                -------  --------
                Total deferred tax liabilities.  (8,766)  (20,705)
                                                -------  --------
             Net deferred tax assets........... $73,094  $ 63,918
                                                =======  ========
             Amounts recognized in Consolidated Balance Sheet:
                Current........................ $11,372  $ 17,135
                Non-current....................  61,722    46,783
                                                -------  --------
                                                $73,094  $ 63,918
                                                =======  ========

   The Company has recorded a net deferred tax asset of $73.1 million and $63.9 million as of November 30, 2002 and 2001, respectively. There was no valuation allowance offsetting the deferred tax asset as the Company has concluded it is more likely than not that the deferred tax asset would be fully realized. The net tax asset recorded considers recent earnings history plus amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

   Federal income taxes have not been provided on aggregate undistributed earnings of $6.0 million of the Company's Canadian based foreign subsidiaries. The Company intends to permanently invest these earnings in its foreign operations, except where it would be able to repatriate these earnings to the United States without incurring significant incremental tax liabilities.

   As of November 30, 2002, the Company had approximately $151 million of tax operating loss carryforwards available to offset future income tax liabilities; in general, the substantial portion of such carryforwards must be utilized within fifteen years of incurring the net operating loss. The loss carryforwards for years prior to 2001 expire from 2007 to 2010. The estimated $16 million of tax operating losses attributable to the fiscal year ended November 30, 2001 will be available for utilization through November 30, 2021; the $4.2 million of tax operating losses attributable to the fiscal year ended November 30, 2002 will be available for utilization through November 30, 2022. AMT tax credit carryforwards of $4.9 million can be carried forward indefinitely.

Commitments and Contingencies

   The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

   At November 30, 2002, total minimum rentals under noncancellable operating leases were as follows (000's omitted):

                       Years                     Amount
                       -----                     -------
                       2003..................... $11,062
                       2004.....................  10,497
                       2005.....................   9,938
                       2006.....................   9,102
                       2007.....................   9,184
                       Thereafter...............  47,484
                                                 -------
                       Total minimum rentals due $97,267
                                                 =======

   Rental expense, including rentals under short term leases, aggregated $12.9 million, $11.4 million and $9.8 million in fiscal 2002, 2001 and 2000, respectively.

   Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments as part of the minimum rentals.

   At November 30, 2002, the Company had outstanding $28.5 million of letters of credit relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating $10.0 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations.

   The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $3 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements.

   The Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum payments of approximately $14 million in 2003.

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

Employee Benefits

  Pension Plans

   The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds, which are not administered by the Company. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $.3 million in 2002, $.2 million in 2001 and $.3 million in 2000. The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal or termination of such plans. Effective as of October 1, 1998, certain current pension costs and obligations related to current, terminated vested and retired employees of a multi-employer plan were assumed by the Company's single employer plan.

   The Company sponsored pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees who have elected to participate in the plan and certain union employees who participate pursuant to the terms of collective bargaining agreements. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts per year of credited service. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was reduced from $235,840 to $150,000, effective as of January 1, 1994, subject to indexing increases in subsequent years ($170,000 limitation for 2002). To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis.

   The Company's non-qualified supplemental pension plan covers certain employees, which provides for incremental pension payments from the Company's funds, so that total pension payments equal amounts that would have been payable from the Company's principal pension plan but for limitations imposed by income tax regulations.

   Company contributions to the principal pension plan, if any, are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. During 2002, the Company contributed $11.9 million to the Company sponsored pension plan, which reflected both contributions related to 2002 and certain advance funding amounts pertaining to contributions otherwise anticipated to be made during fiscal 2003. There were no employer contributions made or permitted under IRS regulations to the principal pension plan during the years ended November 30, 2001 and 2000. Also, the Company contributed $.7 million and $.6 million in 2002 and 2001, respectively, to trusts for two employees related to the non-qualified supplemental pension plan.

   Components of net periodic pension expense for the Company's principal pension plan and non-qualified supplemental pension plan for the three years ended November 30, 2002 were as follows (000's omitted):

                                           2002      2001      2000
                                         --------  --------  --------
          Service cost.................. $  5,233  $  5,765  $  6,230
          Interest cost.................   14,636    14,590    14,133
          Expected return on plan assets  (14,312)  (16,200)  (17,521)
          Recognized net actuarial gain.     (128)     (430)   (1,233)
          Net amortization..............    3,400     3,363     3,723
                                         --------  --------  --------
          Net periodic pension expense.. $  8,829  $  7,088  $  5,332
                                         ========  ========  ========

   Plan assets consist primarily of publicly traded common stocks, corporate debt instruments and units of trust funds in a trust administered by the Trustee of the plan. At November 30, 2002, the plan assets included 4,337,399 shares of the Company's stock with a market value of approximately $11.8 million.

   The following sets forth the information related to the change in the benefit obligation and change in plan assets for the Company's defined benefit and non-qualified supplemental pension plans at November 30 (000's omitted):

                                                                  November 30,
                                                               ------------------
                                                                 2002      2001
                                                               --------  --------
Change in Benefit Obligation
   Benefit obligation at beginning of year.................... $222,815  $201,567
   Service cost...............................................    5,233     5,765
   Interest cost..............................................   14,636    14,589
   Actuarial (gain) or loss...................................   (1,568)   14,356
   Benefits paid..............................................  (13,830)  (13,462)
                                                               --------  --------
   Benefit obligation at end of year..........................  227,286   222,815
                                                               --------  --------

Change in Plan Assets
   Fair value of plan assets at beginning of year.............  169,202   187,638
   Contributions..............................................   12,625       557
   Actual return on plan assets...............................   (5,879)   (5,531)
   Benefits paid..............................................  (13,830)  (13,462)
                                                               --------  --------
   Fair value of plan assets at end of year...................  162,118   169,202
                                                               --------  --------
   Funded status..............................................  (65,168)  (53,613)
   Unrecognized net actuarial (gain) or loss..................   37,610    19,265
   Unrecognized prior service cost............................   45,777    48,810
                                                               --------  --------
   Prepaid benefit cost....................................... $ 18,219  $ 14,462
                                                               ========  ========

Recorded as follows:
   Prepaid and intangible pension asset....................... $ 64,527  $ 14,462
   Deferred tax asset on accumulated other comprehensive loss.    9,150        --
   Minimum pension liability..................................  (69,473)       --
   Accumulated other comprehensive loss.......................   14,015        --
                                                               --------  --------
                                                               $ 18,219  $ 14,462
                                                               ========  ========

                                                          2002  2001
                                                          ----- -----
           Weighted-Average Assumptions as of November 30
              Discount rate.............................. 6.75% 6.75%
              Expected return on plan assets............. 8.75% 8.75%
              Rate of compensation increase.............. 4.00% 4.25%

  Savings Investment and Stock Ownership Plans

   The Company offers a qualified defined contribution plan, the Hartmarx Savings Investment and Stock Ownership Plan ("SIPSOP"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIPSOP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Participation in SIPSOP is required to earn retirement benefits under the Company's principal pension plan. An employer contribution is made based on the employee's level of participation, and is invested in common stock of the Company, although most participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Effective July 1, 1999, the employer contribution was increased to one-fourth of the first 6% of earnings contributed by the employee. Effective July 1, 2000, the employer contribution was increased to thirty percent of the first 6% of earnings contributed by the employee. Effective July 1, 2001, the employer contribution was increased to thirty-five percent of the first 6% of earnings contributed by the employee. Effective July 1, 2002, the employer contribution was increased to forty percent of the first 6% of earnings contributed by the employee. The Company's expense is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated shares, and the cost and market value of shares allocated to employees' accounts. The Company's annual expense was $1.4 million in each of the years ended November 30, 2002, 2001 and 2000. The Company's annual contributions were $2.0 million in each of the respective years. At November 30, 2002, the assets of SIPSOP funds had a market value of approximately $51.1 million, of which approximately $8.0 million was invested in 2,985,761 shares of the Company's common stock.

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

   Each Right, expiring January 31, 2006, represents a right to buy from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock, $1.00 par value, at a price of $25 per Right. Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless an Acquiring Person, as defined in the Rights Agreement, acquires 15 percent or more, or in the case of an Exempt Person, as defined in the Rights Agreement, in excess of 19.5 percent (the "threshold amount"), or announces an offer that could result in acquiring the threshold amount of the Company's common shares. Following an acquisition of the threshold amount of the Company's common shares (a "Stock Acquisition"), each Right holder, except the threshold amount stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the threshold amount stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquirer's stock having a value of twice the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired. Generally, Rights may be redeemed for $.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that the threshold amount or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

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

   The 1988, 1995 and 1998 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder to receive a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1988 Plan may be paid in cash; the cash payment under the 1995 Plan and the 1998 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights at November 30, 2002, 2001 or 2000. The 1995 and 1998 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

   Information regarding employee stock option activity for the three years ended November 30, 2002 is as follows:

                                                         Price Per Share
                                                     ------------------------
                                          Number of                  Weighted
                                           Shares         Range      Average
                                         ----------  --------------- --------
  Balance at November 30, 1999..........  3,240,184  $3.84 to $16.00  $6.27
     Granted............................    800,750  $2.50 to $3.84   $3.30
     Expired or terminated..............   (564,458) $3.84 to $16.00  $5.72
                                         ----------
  Balance at November 30, 2000..........  3,476,476  $2.50 to $8.09   $5.66
     Granted............................      5,000  $2.59            $2.59
     Surrendered, expired or terminated. (1,645,611) $2.50 to $8.09   $6.78
                                         ----------
  Balance at November 30, 2001..........  1,835,865  $2.50 to $8.09   $4.65
     Granted............................  1,217,500  $2.50            $2.50
     Expired or terminated..............   (552,709) $2.50 to $8.09   $5.35
                                         ----------
  Balance at November 30, 2002..........  2,500,656  $2.50 to $8.09   $3.45
                                         ==========

   In accordance with a voluntary stock option surrender program approved by the Company's shareholders in April 2001, 97 optionees voluntarily surrendered 1,507,000 options having an exercise price of $5.53 or higher.

   At November 30, 2002, 4,071,329 shares were reserved for options and restricted stock awards outstanding, and 582,277 shares were available for future stock options and/or restricted stock awards (1,771,939 shares available at November 30, 2001).

   Information on exercisable employee stock options at each date is as follows:

                                         Options   Average
                     Date              Exercisable  Price
                     ----              ----------- -------
                     November 30, 2002  1,194,627   $4.28
                     November 30, 2001  1,633,470   $4.71
                     November 30, 2000  2,523,461   $6.44

   Information on employee stock options outstanding and exercisable at November 30, 2002 is as follows:

                                    Weighted Average
                                    ---------------
                                    Remaining                    Weighted
                          Number      Life             Number    Average
        Range of Prices Outstanding in Years   Price Exercisable  Price
        --------------- ----------- ---------  ----- ----------- --------
        $2.50 to $5.25.  2,312,417    7.61     $3.17  1,006,388   $3.80
        $5.53 to $8.09.    188,239    2.29      6.87    188,239    6.87
                         ---------             -----  ---------   -----
                         2,500,656             $3.45  1,194,627   $4.28
                         =========             =====  =========   =====

   Information regarding long term incentive restricted stock plan awards pursuant to the 1995 Plan and 1998 Plan for the three years ended November 30, 2002 is as follows:

                                                  Price Per Share
                                    Number of  ----------------------
                                     Shares    Average     Range
                                    ---------  ------- --------------
          Balance November 30, 1999   628,750   $6.90  $5.53 to $8.09
          Granted..................   249,250   $3.18  $2.50 to $3.84
          Vested...................   (11,500)  $7.06  $5.53 to $8.09
          Cancelled................   (10,000)  $6.81  $5.53 to $8.09
                                    ---------
          Balance November 30, 2000   856,500   $5.82  $2.50 to $8.09
          Cancelled................   (48,500)  $6.44  $2.50 to $8.09
                                    ---------
          Balance November 30, 2001   808,000   $5.78  $2.50 to $8.09
          Granted..................   534,000   $2.50  $2.50
          Vested...................   (13,500)  $6.75  $5.53 to $8.09
                                    ---------
          Balance November 30, 2002 1,328,500   $4.45  $2.50 to $8.09
                                    =========

   The vesting threshold for restricted stock awards outstanding is as follows:

                    Number of  Vesting
                      Shares  Threshold Latest Vesting Date
                      ----    --------- -------------------
                      97,500.  $ 9.00    July 8, 2006
                     118,000.  $11.50    July 8, 2007
                     179,500.  $12.50    April 8, 2008
                     156,750.  $ 9.00    January 18, 2009
                     116,750.  $ 7.52    November 30, 2009
                       7,500.  $ 7.52    February 21, 2010
                     118,500.  $ 4.25    October 15, 2010
                     322,500.  $ 4.25    December 17, 2011
                      30,500.  $ 4.25    January 16, 2012
                     181,000.  $ 4.25    April 10, 2012

All of the above awards vest at the earliest of ten years from the date of grant, retirement at age 65, the Company's stock price exceeding or, in some cases, equaling or exceeding the vesting threshold price for thirty consecutive calendar days, as shown above, or as otherwise authorized by the Compensation and Stock Option Committee of the Board of Directors. As of November 30, 2002, 25,000 of the awards had vested. Expense, which is being recognized over the anticipated vesting period of the awards, was $.8 million in 2002, $.7 million in 2001 and $1.1 million in 2000.

   The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for a possible annual grant of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the market value of a share on the date of the annual meeting. In 2002, 2001 and 2000, DSOs and DDSAs were not awarded to non-employee directors. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 2002 is as follows:

                                   2002           2001            2000
                              -------------- --------------- ---------------
                                       Avg.           Avg.            Avg.
                               Shares  Price  Shares  Price   Shares  Price
                              -------  ----- -------  ------ -------  ------
    Balance beginning of year 262,768  $3.43 281,369  $ 3.52 289,880  $ 3.73
    Exercises:
       Fair Market Value.....      --     --      --      --      --      --
       $1.00 Option..........  (7,368)  1.00  (3,110)   1.00  (2,556)   1.00
       DDSA..................  (4,098)    --  (8,351)     --      --      --
    Expired:
       Fair Market Value.....  (9,129)  5.75  (7,140)  12.25  (5,955)  14.69
                              -------  ----- -------  ------ -------  ------
    Balance end of year...... 242,173  $3.47 262,768  $ 3.43 281,369  $ 3.52
                              =======  ===== =======  ====== =======  ======

At November 30, 2002, 41,276 shares were available for future DSOs and DDSAs.

   The weighted average fair value of options granted was estimated to be $.87, $1.28 and $1.68 in 2002, 2001 and 2000, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data from December 1, 1992 (25% to 39%), the first day of the fiscal year subsequent to the Company's 1992 restructuring, and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (4.81% to 6.62%). The expected lives are between five and ten years, and no dividends are assumed.

   Pro-forma information related to stock based compensation is as follows (in millions):

                                                     2002  2001   2000
                                                     ---- ------  ----
         Additional compensation expense............ $0.8 $  0.4  $1.4
         Pro forma net earnings (loss)..............  0.3  (18.1)  6.1
         Pro forma diluted earnings (loss) per share  .01   (.61)  .21

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

Restructuring Charges

   During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to the weak sales of apparel at retail and reduced consumer confidence. These actions included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center, several administrative offices, early voluntary retirement programs and other administrative workforce reductions affecting approximately 1,600 employees, most of whom were production employees. The accompanying consolidated statement of earnings for the twelve months ended November 30, 2001 reflected a restructuring charge of $11.6 million, representing costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities, and the writedown of fixed assets to estimated fair values for facilities closed or to be closed.

   The accompanying consolidated statement of earnings for the twelve months ended November 30, 2002 reflects one time costs of $.9 million, primarily associated with closing one additional sewing facility during the second quarter of fiscal 2002 affecting approximately 150 production employees and supervisors, partially offset by $.5 million of favorable adjustments related to the prior year's provision for estimated realizable fair value of fixed assets which were sold during 2002. The 2002 provision included insignificant adjustments to the amounts provided in 2001.

   The fiscal 2002 $.4 million restructuring charge and remaining liability balance at November 30, 2002 consisted of the following (000's omitted):

                                                         Write Down
                                                            and
                                               Lease     Adjustment
                                 Severance  Termination      of
                                    and    and Facility  Long-lived
                                 Benefits  Closing Costs   Assets    Total
                                 --------- ------------- ---------- -------
    Provision during 2001.......                           $3,687   $11,625
                                  $ 4,315     $ 3,623      ======   =======
    Payments during 2001........   (3,150)       (196)
                                  -------     -------
    Balance at November 30, 2001    1,165       3,427
    Provision during 2002.......                           $ (298)  $   366
                                      503         161      ======   =======
    Payments during 2002........   (1,668)     (1,276)
    Adjustments during 2002.....       --        (862)
                                  -------     -------
    Balance at November 30, 2002  $   -0-     $ 1,450
                                  =======     =======

   The $.9 million adjustment to the restructuring reserve at November 30, 2002 represents a reclassification to a lease obligation accrual. During 2001, the Company provided $1.5 million representing the estimated loss on remaining lease obligations, net of expected sublease income, of vacating certain office space resulting from headcount reductions associated with the restructuring. The remaining lease obligation, which also included additional floor space which continued to be occupied, had a lease expiration date of December 31, 2004. During 2002, the Company entered into an amended lease arrangement whereby the lease related to occupied floor space was extended to December 31, 2009 and the lease obligation related to the vacated space was terminated as of December 31, 2002. The Company will amortize the $.9 million ratably over the term of the amended lease.

   In addition to the amounts included in the restructuring charge noted above, certain other severance and related fringe benefits as well as other related costs, such as ongoing costs associated with closed facilities, are included in the operating expense caption of the accompanying Consolidated Statement of Earnings for the twelve months ended November 30, 2002. Additionally, certain other non-recurring costs are reflected in the cost of goods sold and operating expenses caption of the accompanying Consolidated Statement of Earnings for the twelve months ended November 30, 2001. Generally accepted accounting principles require that certain of the non-recurring costs associated with the business enhancement actions, including inventory dispositions and other costs associated with operations being eliminated, be included in the cost of sales and operating expense captions in the accompanying Consolidated Statement of Earnings.

Settlement Proceeds

   Fiscal 2002 results included $4.5 million cash received in 2002 in settlement of a legal action initiated by the Company during 1999 against the provider of an enterprise resource planning software. As part of the settlement agreement, all litigation against the software provider was terminated.

Extraordinary Items

   The accompanying consolidated statement of earnings for 2002 included $2.5 million of extraordinary charges, net of income tax benefit of $1.7 million, relating to refinancing actions taken in August and November 2002 as described in the Summary of Accounting Policies and Financing captions of these Notes to Consolidated Financial Statements. The small extraordinary items in fiscal 2001 and 2000 each related to market purchases of the Company's Old Notes in advance of their January 2002 maturity.

Operating Segment Information

   The Company is engaged in the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct mail catalog.

   Information on the Company's operations for the three years ended November 30, 2002 is summarized as follows (in millions):

                                                     Men's  Women's
                                                    Apparel Apparel
2002                                                 Group   Group   Adj.   Consol.
----                                                ------- ------- ------  -------
Sales.............................................. $521.1   $49.2  $   --  $570.3
Earnings (loss) before taxes and extraordinary item   30.6     (.9)  (24.1)    5.6
Total assets at year end...........................  274.6    25.0   155.7   455.3
Depreciation and amortization......................    5.7     0.5     0.1     6.3
Property additions.................................    3.0     0.4      --     3.4

                                                     Men's  Women's
                                                    Apparel Apparel
2001                                                 Group   Group   Adj.   Consol.
----                                                ------- ------- ------  -------
Sales.............................................. $547.4   $52.8  $   --  $600.2
Earnings (loss) before taxes and extraordinary item    2.6    (3.1)  (29.0)  (29.5)
Total assets at year end...........................  322.6    29.8    90.7   443.1
Depreciation and amortization......................    6.0     0.6     0.2     6.8
Property additions.................................    8.8     0.9     0.1     9.8

                                                     Men's  Women's
                                                    Apparel Apparel
2000                                                 Group   Group   Adj.   Consol.
----                                                ------- ------- ------  -------
Sales.............................................. $619.8   $59.0  $   --  $678.8
Earnings (loss) before taxes and extraordinary item   36.9     2.6   (28.5)   11.0
Total assets at year end...........................  319.3    30.4    85.1   434.8
Depreciation and amortization......................    6.2     0.6     0.3     7.1
Property additions.................................    3.9     0.4     0.2     4.5

   During the years ended November 30, 2002, 2001 and 2000, there were no intergroup sales, and there was no change in the basis of measurement of group earnings or loss. Net sales to customers residing in countries other than the United States are not significant.

   Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

   The Men's Apparel Group amounts include restructuring charges of $.4 million in fiscal 2002 and $9.5 million in fiscal 2001.

   Amounts included in the "adjustment" column for earnings before taxes and extraordinary item consist principally of interest expense and general corporate expenses and in 2002, the settlement proceeds re: termination of a systems project. The 2001 earnings before tax amount also includes a $2.1 million restructuring charge. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including the intangible pension asset at November 30, 2002. Adjustments of depreciation and amortization and net property additions are for corporate properties. The Men's Apparel Group total assets include goodwill related to acquisitions.

Quarterly Financial Summary (Unaudited)

   As described in the Restatement of Prior Years Consolidated Financial Statements note, the unaudited quarterly information for the three months ended February 28, 2002, May 31, 2002 and August 31, 2002 and for the interim periods in the fiscal year ended November 30, 2001 have been restated.

   Unaudited quarterly financial data for the fiscal years ended November 30, 2002 and 2001 are as follows (in thousands, except per share data):

                                                                                                       4th
                                         1st Quarter          2nd Quarter         3rd Quarter(1)    Quarter(2)
                                     -------------------  -------------------  -------------------  ----------
                                         As                   As                   As
                                     Previously    As     Previously    As     Previously    As
                                      Reported  Restated   Reported  Restated   Reported  Restated
  Year Ended November 30, 2002(4)
Net sales...........................  $139,621  $139,381   $130,581  $130,535   $149,085  $149,291   $151,093
Gross profit........................    38,137    37,528     36,449    35,674     42,167    42,303     48,973
Earnings (loss) before extraordinary
 item...............................      (535)   (1,085)      (505)     (937)     1,780     1,624      3,803
Net earnings (loss).................      (535)   (1,085)      (505)     (937)        85       (71)     2,959
Diluted earnings (loss) per share:
  Before extraordinary item.........      (.02)     (.03)      (.01)     (.03)       .05       .05        .11
  After extraordinary item..........      (.02)     (.03)      (.01)     (.03)        --        --        .08

                                         1st Quarter        2nd Quarter (3)        3rd Quarter          4th Quarter
                                     -------------------  -------------------  -------------------  -------------------
                                         As                   As                   As                   As
                                     Previously    As     Previously    As     Previously    As     Previously    As
                                      Reported  Restated   Reported  Restated   Reported  Restated   Reported  Restated
  Year Ended November 30, 2001(4)
Net sales...........................  $141,157  $140,224   $146,078  $145,623   $159,692  $159,094   $154,658  $155,259
Gross profit........................    39,344    38,669     39,340    37,612     38,245    37,374     39,726    37,852
Loss before extraordinary item......      (895)   (1,567)    (4,160)   (5,325)    (6,620)   (7,336)    (2,185)   (3,597)
Net loss............................      (895)   (1,567)    (4,229)   (5,394)    (6,620)   (7,336)    (2,185)   (3,597)
Diluted loss per share
  Before extraordinary item.........      (.03)     (.05)      (.14)     (.18)      (.22)     (.24)      (.07)     (.12)
  After extraordinary item..........      (.03)     (.05)      (.14)     (.18)      (.22)     (.24)      (.07)     (.12)

--------
(1) The third quarter of 2002 included a $1.7 million, or $.05 per share, extraordinary loss for the write-off of unamortized issue costs related to the refinancing of the Company's Credit Facility.
(2) The fourth quarter of 2002 included (i) a reduction to cost of sales of approximately $4.0 million related to lower year end quantities and related unit cost of inventories valued under the LIFO inventory method, and (ii) a $.8 million, or $.03 per share, extraordinary loss for the write-off of unamortized debt discount related to the retirement of $15 million of the $25.3 million outstanding Senior Unsecured Notes.
(3) The second quarter of 2001 included a $.1 million extraordinary loss related to the purchase of the Company's 10 7/8% Senior Subordinated Notes.
(4) 2002 and 2001 results included restructuring charges as follows:

                                    2002              2001
                              ----------------  -----------------
                              Pre-Tax After-Tax Pre-Tax After-Tax
                              ------- --------- ------- ---------
               First Quarter.  $  --    $  --   $   595  $  360
               Second Quarter    870      526     2,013   1,218
               Third Quarter.     --       --     5,892   3,565
               Fourth Quarter   (504)    (305)    3,125   1,890
                               -----    -----   -------  ------
                               $ 366    $ 221   $11,625  $7,033
                               =====    =====   =======  ======

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   Information contained under the caption "Information About Nominees For Directors" on pages 2 to 4 of the Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

   Information on Executive Officers of the Registrant is included as a separate caption in Part I of this Annual Report on Form 10-K.

Item 11--Executive Compensation

   Information contained under the captions "Executive Officer Compensation" on pages 7 to 13 and "Director Compensation" on pages 6 to 7 of the Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   Information contained in the Proxy Statement for the 2003 Annual Meeting under the captions "Security Ownership of Directors and Officers" on page 24 and "Ownership of Common Stock" on pages 25 to 26 is incorporated herein by reference. Information on Equity Compensation Plan's is included in Part II,
Item 5 of this Annual Report on Form 10-K.

Item 13--Certain Relationships and Related Transactions

   None

Item 14--Controls and Procedures

   In the course of its fiscal 2002 year-end review as of November 30, at its International Women's Apparel ("IWA") subsidiary, the Company's Internal Audit Department discovered certain accounting irregularities. The

Company promptly notified both its Audit and Finance Committee of the Board of Directors (the "Audit Committee") and independent accountants. Under the direction and oversight of the Audit Committee, and with the assistance of outside legal advisors and the Company's independent accountants, the Company conducted an inquiry into these and related accounting issues as well as a more complete evaluation of the accounting practices and procedures performed there. The investigation included a thorough review of the accounts of IWA and resulted in the restatement of the Company's financial statements for fiscal 2000, 2001 and the first nine months of fiscal 2002 as provided in this Annual Report on Form 10-K. In addition, the Company's independent accountants reported to the Audit Committee that they had identified a material control weakness at this operating unit in connection with their audit.

   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's controls and procedures, taking into account the results of this investigation into accounting practices and procedures at this operating location. Based on their review and in light of the events described above, such officers have concluded that existing controls and procedures were not being effectively enforced and, as a result, the following changes have been implemented:

  .  Replacement of the chief financial officer at IWA;

  .  Appointment of a new chief executive officer at IWA;

  . Realignment of reporting responsibilities of the president and chief financial officer at IWA;

  . More frequent periodic on-site review of the books and records of IWA by the Company's internal auditors or independent accountants;

  . More frequent periodic on-site reviews of the books and records of the Company's other subsidiaries by representatives of the Company's internal audit, corporate staff or independent accountants;

  . More disciplined adherence to the Company's internal certification requirements for senior executives of its subsidiaries with respect to periodic reports, financial statements and other disclosures;

   With these enhancements, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures and internal controls are sufficient to bring to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

                                    PART IV

Item 15--Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

      Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 22 are filed as part of this Annual Report.

   (a)(2) Financial Statement Schedule

      Financial Statement Schedule for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 22 are filed as part of this Annual Report.

                                                  Page
                                                  ----

                         (a)(3) Index to Exhibits  53

   (b) Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of fiscal 2002.

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

  *4-A     Amended and Restated Rights Agreement, dated as of April 13, 2000, by and between the
             Company and First Chicago Trust Company of New York, as Rights Agent, which includes as
             Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior Participating
             Preferred Stock and as Exhibit B the form of Rights Certificate (Exhibit 4.1 to Form 8-A/A filed
             May 2, 2000), (1).

  *4-A-1   First Amendment to Amended and Restated Rights Agreement dated as of December 6, 2001 between the Company and First Chicago Trust Company of New York (Exhibit 4-A-1 to Form
             10-K for the year ended November 30, 2001), (1).

  *4-B     Indenture, dated as of January 16, 2002, between the Company and Bank One, Columbus, N.A.,
             Trustee, relating to the 12.5% Senior Unsecured Notes due 2003 of Hartmarx Corporation
             (Exhibit 4-B to Form 10-K for the year ended November 30, 2001), (1).

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

  *4-B-3   First Supplemental Indenture, dated as of October 30, 2001, between the Company and Bank One,
             Columbus, N.A., relating to the 10 7/8% Senior Subordinated Notes due 2002 of Hartmarx
             Corporation (Exhibit 4-B-3 to Form 10-K for the year ended November 30, 2001), (1).

  *4-C-1   Loan and Security Agreement, dated as of August 30, 2002 (Exhibit 4-C-1 to Form 10-Q for the
             quarter ended August 31, 2002), (1).

 Exhibit
 No. and
Applicable
Section of
  601 of
Regulation
   S-K
----------

  4-C-2    Amendment No. 1 to Loan and Security Agreement, dated as of February 25, 2003.

 *10-A     1998 Incentive Stock Plan (Exhibit A to Proxy Statement of the Company relating to the 1998
             Annual Meeting), (1). **

 *10-A-1   1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy Statement of the Company
             relating to the 1995 Annual Meeting), (1). **

 *10-B     Description of Hartmarx Management Incentive Plan (Information to be included under the caption "REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE--
             Executive Compensation Program--Short-Term Incentives" on pages 14 and 15 in the Proxy
             Statement of the Company relating to the 2003 Annual Meeting), (1). **

 *10-C     Description of Hartmarx Long Term Incentive Plan (Information to be included under the caption
             "REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE--Executive
             Compensation Program--Long-Term Incentives" on page 15 in the Proxy Statement of the
             Company relating to the 2003 Annual Meeting), (1). **

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

 *10-F-4   Letter Amendment dated April 11, 2002 to Employment Agreement and Severance Agreement
             between the Company and Elbert O. Hand (Exhibit 10-F-4 to Form 10-Q for the quarter ended
             May 31, 2002), (1). **

 *10-F-5   Letter Amendment dated April 11, 2002 to Employment Agreement and Severance agreement between the Company and Homi B. Patel (Exhibit 10-F-5 to Form 10-Q for the quarter ended
             May 31, 2002), (1). **

 Exhibit
 No. and
Applicable
Section of
  601 of
Regulation
   S-K
----------

 *10-F-6   Letter Amendment dated August 8, 2002 to Employment Agreement between the Company and
             Glenn R. Morgan (Exhibit 10-F-5 to Form 10-Q for the quarter ended August 31, 2002), (1). **

 *10-F-7   Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko
             (Exhibit 10-F-6 to Form 10-Q for the quarter ended August 31, 2002), (1). **

 *10-F-8   Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit
             10-F-7 to Form 10-Q for the quarter ended August 31, 2002), (1). **

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

 *10-G-4   Form of Severance Agreement between the Company and Executive Officers Linda J. Valentine
             and Andrew A. Zahr (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 2000), (1).
             **

 *10-H-1   Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Elbert O. Hand (Exhibit 10-H-1 to Form 10-K for the year ended November 30, 1999), (1).
             **

 *10-H-2   First Amendment to Supplemental Benefit Compensation Agreement between the Company and
             Elbert O. Hand, effective November 27, 2000 (Exhibit 10-H-2 to Form 10-K for the year ended
             November 30, 2000), (1).**

 *10-H-3   Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Homi B. Patel (Exhibit 10-H-2 to Form 10-K for the year ended November 30, 1999), (1).
             **

 *10-H-4   First Amendment to Supplemental Benefit Compensation Agreement between the Company and
             Homi B. Patel, effective November 27, 2000 (Exhibit 10-H-4 to Form 10-K for the year ended
             November 30, 2000), (1).**

 *10-I     Form of Indemnity Agreement between the Company and Directors Bakhsh, Cole, Farley, Hand,
             Jacobs, Jain, Marshall, Patel, Rohlfs, and Scott (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1993), (1). **

 *10-J-1   Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **

 *10-J-2   Deferred Compensation Plan effective January 1, 2001 (Exhibit 10-J-2 to Form 10-K for the year ended November 30, 2000), (1). **

 *10-J-3   Deferred Compensation Plan effective January 1, 2002 (Exhibit 10-J-3 to Form 10-K for the year ended November 30, 2001), (1). **

 Exhibit
 No. and
Applicable
Section of
  601 of
Regulation
   S-K
----------

   12      Statement of Computation of Ratios.

   21      Subsidiaries of the Registrant.

   23      Consent of Independent Accountants.

   24      Powers of Attorney.

   99-1    Certification of Homi B. Patel, President and Chief Executive Officer, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99-2    Certification of Glenn R. Morgan, Executive Vice President, Chief Financial Officer and
             Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

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

                             HARTMARX CORPORATION
                                 (Registrant)


By: /s/  GLENN R. MORGAN                and By: /s/  TARAS R. PROCZKO
    ----------------------------------          ----------------------------------
    Glenn R. Morgan                             Taras R. Proczko
    Executive Vice President and                Senior Vice President, General
    Chief Financial Officer                     Counsel and Secretary

Date: March 14, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       /S/  ELBERT O. HAND                    /S/  HOMI B. PATEL
----------------------------------    ----------------------------------
          Elbert O. Hand                        Homi B. Patel
        Chairman, Director                President, Chief Executive
                                              Officer, Director

      SAMAUAL A.T. BAKHSH *                      DIPAK JAIN *
----------------------------------    ----------------------------------
  Samaual A.T. Bakhsh, Director              Dipak Jain, Director

        JEFFREY A. COLE *                     CHARLES MARSHALL *
----------------------------------    ----------------------------------
    Jeffrey A. Cole, Director             Charles Marshall, Director

       RAYMOND F. FARLEY *                   MICHAEL B. ROHLFS *
----------------------------------    ----------------------------------
   Raymond F. Farley, Director           Michael B. Rohlfs, Director

         DONALD P. JACOBS *                    STUART L. SCOTT *
----------------------------------    ----------------------------------
    Donald P. Jacobs, Director            Stuart L. Scott, Director

       /S/  GLENN R. MORGAN                  /S/  ANDREW A. ZAHR
----------------------------------    ----------------------------------
         Glenn R. Morgan                        Andrew A. Zahr
    Executive Vice President,           Vice President and Controller
     Chief Financial Officer             Principal Accounting Officer

By: /s/  GLENN R. MORGAN                  By: /s/  TARAS R. PROCZKO
    ----------------------------------        ----------------------------------
    Glenn R. Morgan                           Taras R. Proczko

--------
   * Pursuant to Power of Attorney

Date: March 14, 2003

                             HARTMARX CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            FOR FISCAL YEARS ENDED NOVEMBER 30, 2002, 2001 and 2000
                                (000's Omitted)

                                              Reserve for Doubtful Accounts
                                              Fiscal Year Ended November 30,
                                              -----------------------------
                                                2002       2001      2000
                                               -------   --------  --------
                                                         Restated  Restated
       Balance at beginning of year.......... $10,185    $ 7,620   $ 8,489
       Charged to costs and expenses.........   3,649      3,688     1,493
       Deductions from reserves (1)..........  (4,850)    (1,586)   (2,362)
       Reserve related to acquired businesses      --        463        --
                                               -------   -------   -------
       Balance at end of year................ $ 8,984    $10,185   $ 7,620
                                               =======   =======   =======

--------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

                                CERTIFICATIONS

   I, Homi B. Patel, certify that:

    1. I have reviewed this annual report on Form 10-K of Hartmarx Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003



                                              /S/  Homi B. Patel
                                              -------------------------------
                                              Homi B. Patel
                                              President and Chief Executive
                                                Officer

                                CERTIFICATIONS

   I, Glenn R. Morgan, certify that:

    1. I have reviewed this annual report on Form 10-K of Hartmarx Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003


                                              /S/  Glenn R. Morgan
                                              -------------------------------
                                              Glenn R. Morgan
                                              Executive Vice President,
                                              Chief Financial Officer and
                                                Treasurer