Form 10-Q
period 2003-02-28
HARTMARX CORP/DE
filed 2003-04-14
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2003

                                      or

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________


                         Commission file number 1-8501


                             HARTMARX CORPORATION
            --------------------------------------------------------
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


------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes _X_     No ___

         Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes _X_    No ___

         At March 31, 2003 there were 34,499,941 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION

                                     INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
Part I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Unaudited Consolidated Statement of Earnings
                      for the three months ended February 28, 2003
                      and February 28, 2002.                                                3

                      Unaudited Condensed Consolidated Balance Sheet
                      as of February 28, 2003, November 30, 2002 and
                      February 28, 2002.                                                    4

                      Unaudited Condensed Consolidated Statement of Cash Flows
                      for the three months ended February 28, 2003
                      and February 28, 2002.                                                6

                      Notes to Unaudited Consolidated Financial Statements.                 7


         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.                       17

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk           21

         Item 4.      Controls and Procedures                                              21


Part II - OTHER INFORMATION

         Item 4.      Submission of Matters to a Vote of Security Holders                  22

         Item 6.      Exhibits and Reports on Form 8-K                                     22

         Signatures                                                                        23

         Section 302 Certification of Chief Executive Officer                              24

         Section 302 Certification of Chief Financial Officer                              26


                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)

                                                                         Three Months Ended February 28,
                                                                         --------------------------------
                                                                          2003                     2002
                                                                        ---------               -----------
                                                                                                  Restated

Net sales                                                               $ 131,837                 $ 139,381
Licensing and other income                                                    448                       809
                                                                        ---------                 ---------
                                                                          132,285                   140,190
                                                                        ---------                 ---------
Cost of goods sold                                                         92,981                   101,853
Selling, general and administrative expenses                               34,834                    35,960
                                                                        ---------                 ---------
                                                                          127,815                   137,813
                                                                        ---------                 ---------
Earnings before interest and taxes                                          4,470                     2,377
Interest expense                                                            1,910                     4,170
Refinancing expense                                                           795                      --
                                                                        ---------                 ----------
Earnings (loss) before taxes                                                1,765                    (1,793)
Tax (provision) benefit                                                      (695)                      708
                                                                        ---------                 ---------

Net earnings (loss)                                                     $   1,070                 $  (1,085)
                                                                        =========                 =========

Basic and diluted earnings (loss) per share                             $     .03                 $    (.03)
                                                                        =========                 =========

Dividends per common share                                              $    --                   $    --
                                                                        =========                 =========

Average shares outstanding:
       Basic                                                               34,350                    32,012
                                                                        =========                 =========
       Diluted                                                             34,441                    32,012
                                                                        =========                 =========


                      (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)


                                                                    Feb. 28,             Nov. 30,           Feb. 28,
                                                                      2003                 2002               2002
                                                                  ------------         ------------       ------------
CURRENT ASSETS                                                                                              Restated

     Cash and cash equivalents                                    $   1,623            $   6,854            $   3,054
     Accounts receivable, less allowance
         for doubtful accounts of $9,107,
         $8,984 and $9,880                                          133,305              126,221              142,883
     Inventories                                                    120,888              115,175              128,290
     Prepaid expenses                                                 6,519                6,540                9,835
     Recoverable and deferred income taxes                           11,372               11,372               17,135
                                                                  ---------            ---------            ---------
         Total current assets                                       273,707              266,162              301,197
                                                                  ---------            ---------            ---------

GOODWILL                                                             21,660               21,660               20,208
                                                                  ---------            ---------            ---------

DEFERRED INCOME TAXES                                                61,292               61,722               48,423
                                                                  ---------            ---------            ---------

OTHER ASSETS                                                          8,308                8,657                9,616
                                                                  ---------            ---------            ---------

PREPAID AND INTANGIBLE PENSION ASSET                                 63,004               64,527               13,195
                                                                  ---------            ---------            ---------

PROPERTIES
     Land                                                             1,980                1,980                2,008
     Buildings and building improvements                             36,263               36,223               36,688
     Furniture, fixtures and equipment                              101,673              101,302              102,295
     Leasehold improvements                                          24,755               24,740               24,474
                                                                  ---------            ---------            ---------
                                                                    164,671              164,245              165,465
     Accumulated depreciation and amortization                     (133,356)            (131,690)            (130,413)
                                                                  ---------            ---------            ---------
         Net properties                                              31,315               32,555               35,052
                                                                  ---------            ---------            ---------
TOTAL ASSETS                                                      $ 459,286            $ 455,283            $ 427,691
                                                                  =========            =========            =========


                      (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)


                                                                    Feb. 28,             Nov. 30,           Feb. 28,
                                                                      2003                 2002               2002
                                                                  ------------         ------------       ------------

CURRENT LIABILITIES                                                                                         Restated

     Current maturities of long-term debt                           $  20,592           $  20,582           $  25,552

     Accounts payable and accrued expenses                             70,609              83,875              67,682
                                                                    ---------           ---------           ---------
         Total current liabilities                                     91,201             104,457              93,234
                                                                    ---------           ---------           ---------

LONG-TERM DEBT, less current maturities                               118,230             102,782             145,281
                                                                    ---------           ---------           ---------

MINIMUM PENSION LIABILITY                                              69,473              69,473                --
                                                                    ---------           ---------           ---------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
         2,500,000 authorized and unissued                               --                  --                  --

     Common shares, $2.50 par value; 75,000,000
         shares authorized; 36,800,564 shares
         issued at February 28, 2003, 36,800,564
         shares issued at November 30, 2002
         and 36,619,564 shares issued at
         February 28, 2002                                             92,001              92,001              91,549

     Capital surplus                                                   67,177              67,660              70,349

     Retained earnings                                                 47,640              46,570              44,619

     Unearned employee benefits                                        (2,076)             (2,530)             (4,416)

     Common shares in treasury, at cost,
         2,383,028 at February 28, 2003,
         2,497,317 at November 30, 2002 and
         2,922,148 at February 28, 2002                               (10,512)            (11,016)            (12,889)

     Accumulated other comprehensive income (loss)                    (13,848)            (14,114)                (36)
                                                                    ---------           ---------           ---------
         Total shareholders' equity                                   180,382             178,571             189,176
                                                                    ---------           ---------           ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                $ 459,286           $ 455,283           $ 427,691
                                                                    =========           =========           =========


                      (See accompanying notes to unaudited consolidated financial statements)


                             HARTMARX CORPORATION
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)


                                                                                  Three Months Ended February 28,
                                                                                  -------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                     2003                 2002
                                                                                  ----------           ----------
Cash Flows from operating activities:                                                                   Restated

      Net earnings (loss)                                                          $  1,070            $ (1,085)
      Reconciling items to adjust net earnings (loss) to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                               1,561               1,814
          Amortization of long lived assets, debt discount and
              unearned employee benefits                                                883               1,232
          Non-cash charge re: refinancing expense                                       795                --
          Changes in:
              Receivables, inventories, prepaids and other assets                   (11,199)             15,930
              Accounts payable and accrued expenses                                 (11,482)            (16,162)
              Taxes and deferred taxes on earnings                                      258              (1,637)
                                                                                   --------            --------
Net cash provided by (used in) operating activities                                 (18,114)                 92
                                                                                   --------            --------

Cash Flows from investing activities:
      Capital expenditures                                                             (403)             (1,027)
      Contingent payments re: acquisition                                            (1,664)             (2,156)
      Cash proceeds from sale of assets                                                --                 1,071
                                                                                   --------           ----------
Net cash used in investing activities                                                (2,067)             (2,112)
                                                                                   --------            --------

Cash Flows from financing activities:
      Increase in borrowings under Credit Facility                                   25,169              12,493
      Payment of 12 1/2% Senior Unsecured Notes                                     (10,341)               --
      Payment of 10 7/8% Senior Subordinated Notes,
          in connection with note exchange                                             --                (9,404)
      Payment of other debt                                                            (141)               (130)
      Other equity transactions                                                         263                 560
                                                                                   --------            --------
Net cash provided by financing activities                                            14,950               3,519
                                                                                   --------            --------
Net increase (decrease) in cash and cash equivalents                                 (5,231)              1,499
Cash and cash equivalents at beginning of period                                      6,854               1,555
                                                                                   --------            --------
Cash and cash equivalents at end of period                                         $  1,623            $  3,054
                                                                                   ========            ========

Supplemental cash flow information:
Net cash paid during the period for:
          Interest                                                                 $  2,400            $  5,000
          Income taxes                                                                  400                 900
Non-cash financing transaction:
In January 2002, pursuant to the January 16, 2002 exchange of the
Company's 12 1/2% senior unsecured notes, cash and stock for the maturing 10 7/8% senior subordinated notes, the Company exchanged
$25,321 in debt and issued 2,949,495 shares of treasury stock.

                          (See accompanying notes to unaudited consolidated financial statements)


                             HARTMARX CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2002. Certain prior year amounts have been reclassified to conform to the current year's presentation.


Note 2

As previously discussed in the Company's Annual Report on Form 10-K for the year ended November 30, 2002, as a result of the fiscal 2002 year-end review performed by the Company's internal auditors at its International Women's Apparel subsidiary, the Company became aware of certain accounting irregularities. The Company promptly notified both its Audit Committee and its independent accountants. As a result of the review, the Company has restated its previously issued financial statements for the years ended November 30, 2001 and November 30, 2000. Unaudited quarterly financial information for the first three quarters of the year ended November 30, 2002 was also restated. The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period. The effect of the restatement on the net loss for the three months ended February 28, 2002 was to increase the previously reported net loss of $.5 million to a loss of $1.1 million and increase the diluted loss per share from $.02 to $.03.

The following table presents the amounts previously reported in the Consolidated Statement of Earnings for each of the first three quarters of fiscal 2002 and the restated amounts (000's omitted, except per share amounts).


                                                                       2002
                                   -------------------------------------------------------------------------------
                                             First Quarter               Second Quarter          Third Quarter
                                       -------------------------    -----------------------   ---------------------
                                        Previously                  Previously                Previously
                                         Reported*    Restated       Reported*   Restated     Reported*    Restated
                                        -----------  -----------    -----------  ---------    -----------  --------

Net sales                                $ 139,621    $ 139,381    $ 130,581    $ 130,535    $ 149,085    $ 149,291
Licensing and other income                     809          809          449          449          494          494

Cost of goods sold                         101,484      101,853       94,132       94,861      106,918      106,988
Selling, general and
    administrative expenses                 35,661       35,960       36,967       36,908       35,859       36,246

Restructuring charge                          --           --            870          870         --           --

Settlement proceeds re:
    termination of system
    project                                   --           --         (4,500)      (4,500)        --           --
                                         ---------     ---------    ---------   ----------   ---------     --------
Earnings (loss) before interest,
    taxes and extraordinary loss             3,285        2,377        3,561        2,845        6,802        6,551

Interest expense                             4,170        4,170        4,396        4,396        3,862        3,862

Refinancing expense                           --           --           --           --           --          2,801
                                         ---------     ---------    ---------   ----------   ---------     --------

Earnings (loss) before taxes
    and extraordinary loss                    (885)      (1,793)        (835)      (1,551)       2,940         (112)

Tax (provision) benefit                        350          708          330          614       (1,160)          41
                                         ---------     ---------    ---------   ----------   ---------     --------

Earnings (loss) before
    extraordinary loss                        (535)      (1,085)        (505)        (937)       1,780          (71)

Extraordinary loss, net                       --           --           --           --         (1,695)        --
                                         ----------   ----------   ----------   ----------   ---------    ----------
Net earnings (loss)                      $    (535)   $  (1,085)   $    (505)   $    (937)   $      85    $     (71)
                                         ==========   ==========   ==========   ==========   =========    ==========

Earnings (loss) per share:
    Before extraordinary loss            $    (.02)   $    (.03)   $    (.01)   $    (.03)   $     .05    $    --
                                         ==========   ==========   ==========   ==========   =========    ==========
    After extraordinary loss             $    (.02)   $    (.03)   $    (.01)   $    (.03)   $     --     $    --
                                          =========   ==========   ==========   ==========   =========    ==========

* The amounts shown as previously reported for the first, second and third quarters of fiscal year 2002 are as reported in the Company's Quarterly Report on Form 10-Q for those interim periods. The restated amounts for net sales, earnings (loss) and earnings (loss) per share were reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002. Also, the previously reported extraordinary loss incurred in the third quarter of 2002 related to the refinancing of the Company's senior credit facility has been reclassified pursuant to Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million effective for periods prior to December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the period ended February 28, 2002. Accordingly, at February 28, 2002, total assets as previously reported were reduced by $2.7 million, total liabilities were decreased by $1.1 million, total shareholders' equity and equity per share were reduced by $1.6 million and $.05, respectively, due to the above described items. A comparison of the previously reported to restated amounts as of February 28, 2002, May 31, 2002 and August 31, 2002 are as follows (000's omitted):


                                         February 28, 2002                May 31, 2002              August 31, 2002
                                      ------------------------      ------------------------    ------------------------
                                      Previously                    Previously                  Previously
                                       Reported     Restated        Reported      Restated       Reported     Restated
                                      -----------  -----------      -----------  -----------    -----------  -----------

Accounts receivable,
    less allowances                   $146,718       $142,883       $117,140       $112,280       $157,338       $154,495

Inventories                            127,305        128,290        119,864        121,316        103,801        105,283

Prepaid expenses                        10,587          9,835         11,329         10,567          9,140          8,369

Deferred income taxes                   64,488         65,558         65,305         66,658         65,476         66,931

Net properties                          35,224         35,052         34,304         34,098         33,483         33,243

Prepaid and intangible
    pension asset                         --           13,195         54,645         54,645         52,360         52,360

All other assets                        55,186         32,878         31,983         31,798         36,244         36,059
                                      --------       --------       --------       --------       --------       --------
Total assets                          $439,508       $427,691       $434,570       $431,362       $457,842       $456,740
                                      ========       ========       ========       ========       ========       ========

Accounts payable and
    accrued expenses                  $ 77,859       $ 67,682       $ 74,653       $ 73,516       $ 76,833       $ 77,959

Total debt                             170,833        170,833        124,673        124,673        145,242        145,242

Minimum pension liability                 --             --           44,258         44,258         44,258         44,258

Shareholders' equity                   190,816        189,176        190,986        188,915        191,509        189,281
                                      --------       --------       --------       --------       --------       --------
Total liabilities and
    shareholders' equity              $439,508       $427,691       $434,570       $431,362       $457,842       $456,740
                                      ========       ========       ========       ========       ========       ========


Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these restatements.


Note 3

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. At February 28, 2003 and 2002, options to purchase 2,942,998 shares and 2,635,401 shares, respectively, of the Company's common stock were outstanding at prices ranging from $2.50 to $8.09. None of these options were included in the computation of diluted earnings per share, as the average market price per share of the Company's common stock was below the grant price. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.

The Company accounts for its employee stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share).


                                                                   Three Months Ended
                                                                      February 28,
                                                               -------------------------
                                                                  2003           2002
                                                               --------          -------

Net earnings (loss)                                           $   1.1            $  (1.1)

Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects            (0.2)              (0.1)
                                                              --------           --------
Pro forma net earnings (loss)                                 $   0.9            $  (1.2)
                                                              ========           ========

Earnings (loss) per share:

    Basic and diluted - as reported                           $    .03           $   (.03)
                                                              ========           =========
    Basic and diluted - pro forma                             $    .03           $   (.04)
                                                              ========           =========



The fair value of each option granted in the respective period is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.


Note 4

Long-term debt comprised the following (000's omitted):


                                                            Feb. 28,             Nov.30,            Feb. 28,
                                                              2003                2002                2002
                                                           ------------        ------------      ------------

Borrowings under current Credit Facility                   $102,649             $ 77,480                 --

Borrowings under previous Credit Facility                      --                   --                 97,469

Term loan                                                      --                   --                 15,000

12 1/2% senior unsecured notes, net                            --                  9,570               21,638

Industrial development bonds                                 17,250               17,250               17,250

Mortgages and other debt                                     18,923               19,064               19,476
                                                           --------             --------             --------
                                                            138,822              123,364              170,833

Less - current                                               20,592               20,582               25,552
                                                           --------             --------             --------
Long-term debt                                             $118,230             $102,782             $145,281
                                                           ========             ========             ========


On January 16, 2002, the Company completed an exchange offer for its then outstanding 10 7/8% senior subordinated notes ("Old Notes") due in January 2002, originally issued as part of a $100 million public offering in March 1994. For each $1,000 principal amount of Old Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12 1/2% senior unsecured notes ("New Notes") due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Old Notes then outstanding were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes were recorded at estimated fair value, net of unamortized debt discount. The New Notes were callable at face value in whole or in part at any time prior to maturity.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid. This resulted in a fiscal 2002 third quarter refinancing expense of $2.8 million, which was recorded as an extraordinary charge of $1.7 million, net of income tax benefit, or $.05 per share. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 3.9% at February 28, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The retirement of the New Notes in whole or in part prior to their September 2003 maturity is permitted under the Credit Facility, subject to minimum excess availability levels after giving effect to such retirements. On November 26, 2002, the Company retired $15 million face value of outstanding New Notes. This resulted in a fiscal 2002 fourth quarter refinancing expense of $1.3 million, reflected as an extraordinary charge of $.8 million, net of income tax benefit, or $.03 per share, related to the write off of unamortized debt discount and issue costs. On January 21, 2003, the Company retired the remaining $10.3 million face value of outstanding New Notes. This early retirement resulted in a fiscal 2003 first quarter pre-tax charge of $.8 million, related to the write-off of the remaining unamortized debt discount and issue costs, and reflected as refinancing expense in the accompanying Unaudited Consolidated Statement of Earnings.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of February 28, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At February 28, 2003, the Company had approximately $19 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and availability. At February 28, 2003, additional borrowing availability under the Credit Facility was approximately $44 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond, bearing interest at 8 1/2%, retained by a former subsidiary and due September 1, 2007. The Company pays interest on this debt semi-annually and there is no collateral for this debt.


Note 5

Inventories at each date consisted of (000's omitted):


                         Feb. 28,              Nov. 30,             Feb. 28,
                           2003                  2002                 2002
                      --------------        --------------        -------------

Raw  materials        $      42,853         $       43,007        $      41,642
Work-in-process               8,435                  7,312                6,590
Finished goods               69,600                 64,856               80,058
                      --------------        --------------        -------------
                      $     120,888         $      115,175        $     128,290
                      ==============        ==============        =============


Inventories are stated at the lower of cost or market. At February 28, 2003, November 30, 2002 and February 28, 2002, approximately 45%, 48% and 37% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


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

Information on the Company's operations and total assets for the three months ended and as of February 28, 2003 and 2002 is summarized as follows (in millions):


                                        Men's              Women's
                                       Apparel             Apparel
                                        Group               Group                 Adj.             Consol.
                                      ---------           ---------            --------         -----------

2003

Net sales                             $   120.6          $    11.2          $  --               $   131.8

Earnings (loss) before taxes                8.1               (0.2)              (6.1)                1.8

Total assets                              283.8               24.7              150.8               459.3


2002

Net sales                             $   127.3          $    12.1          $  --               $   139.4

Earnings (loss) before taxes                5.2               (0.2)              (6.8)               (1.8)

Total assets                              303.5               28.5               95.7               427.7


During the three months ended February 28, 2003 and 2002, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense and general corporate expenses. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including the intangible pension asset. The Men's Apparel Group total assets include goodwill related to acquisitions.


Note 7

During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to the weak sales of apparel at retail and reduced consumer confidence. These actions included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center, several administrative offices, early voluntary retirement programs and other administrative workforce reductions affecting approximately 1,600 employees, most of whom were production employees. During fiscal 2002, the Company closed one additional sewing facility affecting approximately 150 production employees and supervisors and realized favorable adjustments related to the fiscal 2001 provision for estimated realizable fair values of fixed assets which were sold in 2002, as well as insignificant adjustments to the amounts provided in 2001.

The remaining liability balance at February 28, 2003 consisted of the following (000's omitted):

                                                        Lease Termination
                                                              Costs
                                                        -----------------

Balance November 30, 2002                               $     1,450

Payments during 2003                                            (64)
                                                        ------------
Balance at February 28, 2003                            $     1,386
                                                        ============


Note 8

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                                    Three Months Ended
                                                             ---------------------------------
                                                               Feb. 28,            Feb. 28,
                                                                 2003                2002
                                                             -------------       -------------

Net earnings (loss)                                          $      1,070        $     (1,085)

Other comprehensive income (loss):

     Change in fair value of foreign exchange
         contracts, net of tax                                         73                  (6)

     Currency translation adjustment, net of tax                      193                  --
                                                             -------------       -------------
Comprehensive earnings (loss)                                $      1,336        $     (1,091)
                                                             =============       =============


Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):


As of November 30, 2002                                        $    (14,114)

Current period change in:

      Fair value of foreign exchange contracts, net of tax               73

      Currency translation adjustment, net of tax                       193
                                                               -------------
As of February 28, 2003                                        $    (13,848)
                                                               =============


Note 9

Effective December 1, 2002, the Company adopted the Financial Accounting Standards Board SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

Adoption of these statements has had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

Effective December 1, 2002, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145, among other things, proscribes that any gain or loss on extinguishment of debt that does not meet the criteria in Opinion 30, as amended, no longer be classified as an extraordinary item. Accordingly, refinancing expense of $.8 million related to the January 2003 retirement of the remaining $10.3 million of 12.5% Senior Unsecured Notes, representing the write-off of unamortized debt discount and issue costs, has been reflected in a separate caption in the determination of earnings before taxes in the Unaudited Consolidated Statement of Earnings. The extraordinary items recorded in the third and fourth quarters of fiscal 2002 relating to the refinancing of the Company's Credit Facility and early retirement of New Notes will be reclassified in the consolidated statement of earnings in a separate caption in the period in which they occurred.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which modified certain of the accounting for restructuring related costs. SFAS 146 is effective for restructuring actions initiated after December 31, 2002. SFAS 146 addresses, among other things, recording a liability for a cost associated with an exit or disposal activity when the liability is incurred and that fair value is the objective for initial measurement of the liability. In the first quarter of fiscal 2003, the Company did not have any restructuring activities initiated after December 31, 2002, and adoption of this statement has had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". FIN 45 is applicable for any guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for the Company's first quarter ended February 28, 2003. FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of that obligation. Adoption of this statement has had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

In January 2003, the Financial Accounting Standards Board issued FIN 46 "Consolidation of Variable Interest Entities, An Interpretation of APB No. 51". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE") and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to the Company as of the beginning of fiscal 2003. As the Company does not have any VIEs, adoption of this statement has had no effect on the Company's reported financial condition, results of operations, cash flows or financial statement disclosures.

As of December 1, 2002, the Company adopted the disclosure requirement of SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure". For companies that have made the voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method, FAS 148 provides two additional alternative transition methods for recognizing expense related to stock based compensation. FAS 148 also amends the disclosure requirements of FAS 123 so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Should the Company voluntarily change its method of accounting for stock based employee compensation, FAS 148's transition guidance and provisions for annual disclosures are effective for the Company's fiscal year ending November 30, 2003. Adoption of this statement did not have a significant effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

                             HARTMARX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As previously discussed in the Company's Annual Report on Form 10-K for the year ended November 30, 2002, during the fiscal 2002 year-end review performed by the Company's internal auditors at its International Women's Apparel ("IWA") subsidiary, the Company became aware of certain accounting irregularities. The Company promptly notified both its Audit Committee and its independent accountants. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an investigation into these and related accounting issues as well as a more complete evaluation of accounting practices and internal control processes throughout the Company. As a result of this process, the Company has restated its previously issued financial statements for the years ended November 30, 2001 and November 30, 2000. Unaudited quarterly financial information for the first three quarters of the year ended November 30, 2002 was also restated.

The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period. At the direction of the Audit Committee, the Company has implemented enhancements to its financial organization, systems and controls at its IWA subsidiary in response to issues raised by the restatement. The effect of the restatement on the net loss for the three months ended February 28, 2002 was to increase the previously reported net loss of $.5 million to a loss of $1.1 million and increase the diluted loss per share from $.02 to $.03.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million effective for periods prior to December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the period ended February 28, 2002. Accordingly, at February 28, 2002, total assets as previously reported were reduced by $2.7 million, total liabilities were decreased by $1.1 million, total shareholders' equity and equity per share were reduced by $1.6 million and $.05, respectively, due to the above described items.

Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these restatements.


Liquidity and Capital Resources

November 30, 2002 to February 28, 2003

Since November 30, 2002, net accounts receivable increased $7.1 million or 5.6% to $133.3 million, reflecting the seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $120.9 million increased $5.7 million or 5.0% reflecting in part retailers requesting later deliveries of inventories compared to the prior year. Net properties decreased $1.2 million to $31.3 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $13.3 million reflecting normal seasonal payments. Total debt, including current maturities, increased $15.5 million to $138.8 million, reflecting the normal seasonal increase in working capital requirements. Total debt represented 43% of total capitalization at February 28, 2003 compared to 41% at November 30, 2002.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2002.

On January 16, 2002, the Company completed an exchange offer for its then outstanding 10 7/8% senior subordinated notes ("Old Notes"), originally issued as part of a $100 million public offering in March 1994. For each $1,000 principal amount of Old Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of 12 1/2% senior unsecured notes ("New Notes") due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Old Notes then outstanding were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes were recorded at estimated fair value, net of unamortized debt discount. The New Notes were callable at face value in whole or in part at any time prior to maturity.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid. The new Credit Facility has a three and one- half year term with an additional one year renewal at the Company's option (i.e., until February
2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 3.9% at February 28, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The retirement of the New Notes in whole or in part prior to their September 2003 maturity were permitted under the Credit Facility, subject to minimum excess availability levels after giving effect to such retirements. On November 26, 2002, $15 million face value of the New Notes were retired and the remaining $10.3 million of New Notes were retired on January 21, 2003. The weighted average interest rate at February 28 on all borrowings was approximately 5.3% in 2003 compared to 10.5% in 2002.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of February 28, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which can affect the Company's ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements. The following summarizes certain of the most significant risk factors:

o The apparel environment is cyclical, and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The tailored clothing market relating to suits has experienced unit declines over the past several years. If the tailored clothing market continues to decline, sales and profitability would be adversely affected.

o Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these casual and sportswear product offerings may not offset the declines in the tailored clothing unit sales.

o The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during 2002. The ten largest customers represented approximately 54% of consolidated sales during fiscal 2002 with the largest customer representing approximately 21% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.

At February 28, 2003, the Company had approximately $19 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and availability. At February 28, 2003, additional borrowing availability under the Credit Facility was approximately $44 million. The Company has also entered into surety bond arrangements aggregating $10.0 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At February 28, 2003, there were an aggregate of $2.5 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made in the next nine months. The Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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


February 28, 2002 to February 28, 2003

Net accounts receivable of $133.3 million decreased $9.6 million or 6.7% principally reflecting the lower sales. Inventories of $120.9 million declined $7.4 million or 5.8%, attributable to actions taken to reduce inventory levels in light of the generally lackluster environment at retail for apparel products. Net properties of $31.3 million decreased $3.7 million, as capital additions were more than offset by higher depreciation expense. Debt levels have been favorably impacted by the lower working capital requirements and cash earnings. At February 28, 2003, total debt of $138.8 million was $32.0 million lower than the year earlier level. Total debt represented 43% of total capitalization at February 28, 2003 compared to 47% at February 28, 2002.


Results of Operations

First Quarter 2003 Compared to First Quarter 2002

First quarter consolidated sales were $131.8 million compared to $139.4 million in 2002; the 5.4% decline was principally attributable to the Men's Apparel Group and reflected the generally weak retail environment. Women's Apparel Group revenues, which represented approximately 8% of consolidated sales in each period, decreased approximately $.9 million. Aggregate sportswear and other non-tailored clothing product categories represented approximately 38% of total first quarter revenues in each period.

The consolidated gross margin percentage to sales was 29.5% compared to 26.9% last year. The higher gross margin rate compared to last year reflected improved manufacturing utilization; also, last year's first quarter was adversely affected by the disposition of more surplus inventories. Consolidated selling, general and administrative expenses declined to $34.8 million in the current period from $36.0 million in 2001 on the lower sales; the ratio to sales was 26.4% in 2003 compared to 25.8% in 2002.

Earnings before interest and taxes (EBIT) were $4.5 million in 2003 compared to $2.4 million last year. EBIT represented 3.4% of net sales in 2003 and 1.7% of net sales in 2002, reflecting the improved gross margin ratio compared to the prior year. Interest expense was $1.9 million this period compared to $4.2 million last year. The significant decline from last year's first quarter was attributable to the drop in the weighted average interest rate principally due to the now completed refinancing actions discussed previously, the reduced average outstanding borrowings, and the $.5 million lower non-cash amortization of debt discount and financing fees. The current period also included $.8 million pre-tax refinancing expense related to the write off of unamortized debt discount and issue costs from the January 2003 early retirement of the remaining $10.3 million of 12 1/2% senior unsecured notes. Consolidated pre-tax earnings were $1.8 million compared to a loss of $1.8 million last year. After reflecting the applicable tax benefit or provision, consolidated net earnings were $1.1 million this period compared to a loss of $1.1 million last year. The basic and diluted earnings per share was $.03 compared to a loss of $.03 per share in 2002.

The near term outlook is being negatively impacted by consumers' near term concerns about the economy and the conflict in the Middle East. While these factors could adversely affect in-stock and future advance orders during 2003, the Company remains focused on those areas which are more controllable with the objective of achieving improved operating margins and reduced interest expense. Restructuring actions initiated in 2001 were completed in 2002, which lowered both manufacturing and administrative costs through reduced production overheads, fewer warehousing and administrative facilities and headcount reductions. Additional administrative combinations initiated during 2002 are expected to be completed during 2003 and will reduce operating costs further upon completion. During 2002, the Company put in place a financing structure complementing its operational strategies with increased borrowing capacity under a new credit facility compared to the facility it replaced. Based on the Company's current capital structure and anticipated borrowing levels and rates, interest expense in 2003 is running significantly below prior year levels. During 2003, full year pre-tax earnings are expected to improve considerably compared to 2002.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2002 Annual Report on Form 10-K for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of February 28, 2003, the Company had entered into foreign exchange contracts, aggregating approximately $2.5 million corresponding to approximately 2.4 million Euros primarily related to inventory purchases in the next nine months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact interest expense by approximately $1.0 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during 2002. The ten largest customers represented approximately 54% of consolidated sales during fiscal 2002 with the largest customer representing approximately 21% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.


Item 4 - Controls and Procedures

         (A) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         (B) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                         Part II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Registrant was held on April 10, 2003. The Directors listed in the Registrant's Proxy Statement for the Annual meeting of Stockholders dated March 13, 2003 were elected for one year terms with voting for each as follows:

                                                                  Withheld
      Director                              For                   Authority
-----------------------------           -----------            --------------
Samaual A. T. Bakhsh                    26,506,145                 5,334,433

Jeffrey A. Cole                         27,007,846                 4,832,732

Raymond F. Farley                       27,163,810                 4,676,768

Elbert O. Hand                          27,155,595                 4,684,983

Donald P. Jacobs                        27,139,639                 4,700,939

Dipak C. Jain                           27,301,258                 4,539,320

Homi B. Patel                           27,141,510                 4,699,068

Michael B. Rohlfs                       27,114,498                 4,726,080

Stuart L. Scott                         27,276,161                 4,564,417

The 2003 Incentive Stock Plan was ratified with 18,183,054 shares for, 5,943,412 shares opposed and 7,714,112 shares abstaining and broker non-votes.

The reappointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 30,089,874 shares for, 1,631,003 opposed and 119,701 shares abstaining.

With respect to the advisory and non-binding stockholder proposal concerning the redemption, repeal and termination of all of the Rights distributed under the Stockholder Rights Plan, the voting was as follows: in favor 21,990,703; opposed 3,995,375; abstaining and broker non-votes 5,854,500.


Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits:

              99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (B)  Reports on Form 8-K:

              On February 6, 2003, the Company filed Form 8-K announcing a delay in its release of operating results for its fiscal year ended November 30, 2002, pending completion of its review of the accounting records and practices at its women's wholesale operating unit.

              On March 3, 2003, the Company filed Form 8-K announcing that on February 28, 2003, it had filed Form 12b-25 Notification of Late Filing in connection with a delay in filing its Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

              On March 17, 2003, the Company filed Form 8-K announcing results of operations for the year ended November 30, 2002.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARTMARX CORPORATION


April 14, 2003                         By   /s/ GLENN R. MORGAN
                                            --------------------------------
                                       Glenn R. Morgan
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)


April 14, 2003                         By   /s/ ANDREW A. ZAHR
                                            --------------------------------
                                       Andrew A. Zahr
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                 CERTIFICATION

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

Dated:  April 14, 2003


                                        /s/ HOMI B. PATEL
                                        -----------------------------
                                        Homi B. Patel
                                        President and Chief Executive Officer

                                 CERTIFICATION

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

Dated:   April 14, 2003


                                       /s/ GLENN R. MORGAN
                                       ------------------------------
                                       Glenn R. Morgan
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer