Form 10-Q
period 2003-05-31
HARTMARX CORP/DE
filed 2003-07-14
CIK 723371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
|x|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2003

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


-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Indicate by check mark |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes |x|   No _____

         Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |x| No _____

         At June 30, 2003 there were 34,648,751 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION

                                      INDEX

                                                                         Page
                                                                        Number

Part I - FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Unaudited Consolidated Statement of Earnings
                for the three months and six months ended
                May 31, 2003 and May 31, 2002.                           3

                Unaudited Condensed Consolidated Balance Sheet
                as of May 31, 2003, November 30, 2002 and
                May 31, 2002.                                            4

                Unaudited Condensed Consolidated Statement of
                Cash Flows for the six months ended May 31, 2003
                and May 31, 2002.                                        6

                Notes to Unaudited Consolidated Financial Statements.    7

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations           17

   Item 3.      Quantitative and Qualitative Disclosures
                About Market Risk                                       21

   Item 4.      Controls and Procedures                                 22


Part II - OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K                        23

   Signatures                                                           23

   Section 302 Certification of Chief Executive Officer                 24

   Section 302 Certification of Chief Financial Officer                 26

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                (000's Omitted)


                                                                Three Months Ended                    Six Months Ended
                                                                     May 31,                                May 31,
                                                           -----------------------------        ------------------------------
                                                              2003             2002                  2003              2002
                                                           -----------      ------------        ------------      ------------
                                                                               Restated                             Restated
Net sales                                                    $ 126,977         $ 130,535         $ 258,814         $ 269,916
Licensing and other income                                         524               449               972             1,258
                                                             ---------         ---------         ---------         ---------
                                                               127,501           130,984           259,786           271,174
                                                             ---------         ---------         ---------         ---------
Cost of goods sold                                              87,732            94,861           180,713           196,714
Selling, general and administrative expenses                    36,252            36,908            71,086            72,868
Restructuring charge                                              --                 870              --                 870
Settlement re: termination of systems project                     --              (4,500)             --              (4,500)
                                                             ---------         ---------         ---------         ---------
                                                               123,984           128,139           251,799           265,952
                                                             ---------         ---------         ---------         ---------
Earnings before interest and taxes                               3,517             2,845             7,987             5,222
Interest expense                                                 1,857             4,396             3,767             8,566
Refinancing expense                                               --                --                 795              --
                                                             ---------         ---------         ---------         ---------
Earnings (loss) before taxes                                     1,660            (1,551)            3,425            (3,344)
Tax (provision) benefit                                           (655)              614            (1,350)            1,322
                                                             ---------         ---------         ---------         ---------
Net earnings (loss)                                          $   1,005         $    (937)        $   2,075         $  (2,022)
                                                             =========         =========         =========         =========

Basic and diluted earnings (loss) per share:                 $     .03         $    (.03)        $     .06         $    (.06)
                                                             =========         =========         =========         =========

Dividends per common share                                        --                --                --                --
                                                             =========         =========         =========         =========

Average shares outstanding:
       Basic                                                    34,534            33,818            34,443            32,925
                                                             =========         =========         =========         =========
       Diluted                                                  34,612            33,818            34,527            32,925
                                                             =========         =========         =========         =========


                       (See accompanying notes to unaudited consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)


                                                                 May 31,           Nov. 30,         May 31,
                                                                  2003               2002            2002
                                                                ----------        ----------      ---------
CURRENT ASSETS                                                                                    Restated
Cash and cash equivalents                                       $     855          $   6,854      $   2,368
Accounts receivable, less allowance
  for doubtful accounts of $9,475,
  $8,984 and $9,623                                               110,950            126,221        112,280
Inventories                                                       144,974            115,175        121,316
Prepaid expenses                                                    7,076              6,540         10,567
Deferred income taxes                                              11,372             11,372         17,135
                                                                ---------          ---------      ---------
  Total current assets                                            275,227            266,162        263,666
                                                                ---------          ---------      ---------

GOODWILL                                                           22,056             21,660         20,583
                                                                ---------          ---------      ---------

DEFERRED INCOME TAXES                                              60,639             61,722         49,523
                                                                ---------          ---------      ---------

OTHER ASSETS                                                        7,710              8,657          8,847
                                                                ---------          ---------      ---------

PREPAID AND INTANGIBLE PENSION ASSET                               60,545             64,527         54,645
                                                                ---------          ---------      ---------

PROPERTIES
  Land                                                              1,980              1,980          1,980
  Buildings and building improvements                              36,253             36,223         36,440
  Furniture, fixtures and equipment                               103,179            101,302        102,775
  Leasehold improvements                                           24,743             24,740         25,091
                                                                ---------          ---------      ---------
                                                                  166,155            164,245        166,286
  Accumulated depreciation and amortization                      (135,514)          (131,690)      (132,188)
                                                                ---------          ---------      ---------
         Net properties                                            30,641             32,555         34,098
                                                                ---------          ---------      ---------
TOTAL ASSETS                                                    $ 456,818          $ 455,283      $ 431,362
                                                                =========          =========      =========


                 (See accompanying notes to unaudited consolidated financial statements)



                              HARTMARX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (000's Omitted)

                                                                    May 31,          Nov. 30,       May 31,
                                                                     2003             2002           2002
                                                                 ------------      -----------    -----------
CURRENT LIABILITIES                                                                                Restated
     Current maturities of long-term debt                          $  20,601        $  20,582      $  25,562
     Accounts payable and accrued expenses                            80,438           83,875         73,516
                                                                   ---------        ---------      ---------
        Total current liabilities                                    101,039          104,457         99,078
                                                                   ---------        ---------      ---------

LONG-TERM DEBT, less current maturities                              103,772          102,782         99,111
                                                                   ---------        ---------      ---------

MINIMUM PENSION LIABILITY                                             69,473           69,473         44,258
                                                                   ---------        ---------      ---------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
         2,500,000 authorized and unissued                              --               --             --
     Common shares, $2.50 par value; 75,000,000
         shares authorized; 36,795,314 shares issued
         at May 31, 2003, 36,800,564
         shares issued at November 30, 2002 and
         36,800,564 shares issued at May 31, 2002                     91,988           92,001         92,001
     Capital surplus                                                  66,507           67,660         69,680
     Retained earnings                                                48,645           46,570         43,683
     Unearned employee benefits                                       (1,615)          (2,530)        (4,306)
     Common shares in treasury, at cost,
         2,187,414 at May 31, 2003,
         2,497,317 at November 30, 2002 and
         2,749,952 at May 31, 2002                                    (9,649)         (11,016)       (12,130)
     Accumulated other comprehensive income (loss)                   (13,342)         (14,114)           (13)
                                                                   ---------        ---------      ---------
         Total shareholders' equity                                  182,534          178,571        188,915
                                                                   ---------        ---------      ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                               $ 456,818        $ 455,283      $ 431,362
                                                                   =========        =========      =========



                 (See accompanying notes to unaudited consolidated financial statements)


                              HARTMARX CORPORATION
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                 (000's Omitted)


                                                                                  Six Months Ended May 31,
                                                                             ---------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                 2003                 2002
                                                                             -------------         -----------
Cash Flows from operating activities:                                                               Restated
      Net earnings (loss)                                                      $  2,075             $ (2,022)
      Reconciling items to adjust net earnings (loss) to net
         cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                           3,231                3,207
          Amortization of long lived assets, debt discount and
              unearned employee benefits                                          1,605                3,200
          Non-cash charge re: refinancing expense                                   795                 --
          Changes in:
              Receivables, inventories, prepaids and other assets               (10,876)              54,592
              Accounts payable and accrued expenses                              (1,335)              (9,535)
              Taxes and deferred taxes on earnings                                  580               (2,750)
                                                                               --------             --------
Net cash provided by (used in) operating activities                              (3,925)              46,692
                                                                               --------             --------

Cash Flows from investing activities:
      Capital expenditures                                                       (1,341)              (1,967)
      Contingent payments re: acquisition                                        (1,664)              (2,156)
      Cash proceeds from sale of assets                                            --                  1,444
                                                                               --------             --------
Net cash used in investing activities                                            (3,005)              (2,679)
                                                                               --------             --------

Cash Flows from financing activities:
      Borrowings (payments) under Credit Facility                                10,868              (34,126)
      Payment of 12 1/2% Senior Unsecured Notes                                 (10,341)                --
      Payment of 10 7/8% Senior Subordinated Notes,
          in connection with note exchange                                         --                 (9,404)
      Payment of other debt                                                        (289)                (268)
      Other equity transactions                                                     693                  598
                                                                               --------             --------
Net cash provided by (used in) financing activities                                 931              (43,200)
                                                                               --------             --------
Net increase (decrease) in cash and cash equivalents                             (5,999)                 813
Cash and cash equivalents at beginning of period                                  6,854                1,555
                                                                               --------             --------
Cash and cash equivalents at end of period                                     $    855             $  2,368
                                                                               ========             ========

Supplemental cash flow information:
      Net cash paid during the period for:
          Interest                                                             $  3,600             $  8,000
          Income taxes                                                            1,100                1,400

Non-cash financing transaction:
In January 2002, pursuant to the January 16, 2002 exchange of the Company's 12 1/2% senior unsecured notes, cash and stock for the maturing
10 7/8% senior subordinated notes, the Company exchanged $25,321,000 in debt and issued 2,949,495 shares of treasury stock.

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


Note 2

As previously discussed in the Company's Annual Report on Form 10-K for the year ended November 30, 2002, as a result of the fiscal 2002 year-end review performed by the Company's internal auditors at its International Women's Apparel subsidiary, the Company became aware of certain accounting irregularities. The Company promptly notified both its Audit Committee and its independent accountants. As a result of the review, the Company has restated its previously issued financial statements for the years ended November 30, 2001 and November 30, 2000. Unaudited quarterly financial information for the first three quarters of the year ended November 30, 2002 was also restated. The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period. The effect of the restatement on the net loss for the three months ended May 31, 2002 was to increase the previously reported net loss of $.5 million to a loss of $.9 million and increase the diluted loss per share from $.01 to $.03, and for the six months ended May 31, 2002 was to increase the previously reported net loss of $1.0 million to a loss of $2.0 million and increase the diluted loss per share from $.03 to $.06.

The following table presents the amounts previously reported in the Consolidated Statement of Earnings for each of the second and third quarters of fiscal 2002 and the restated amounts (000's omitted, except per share amounts).


                                                                                 2002
                                                      -------------------------------------------------------------
                                                            Second Quarter                     Third Quarter
                                                      ---------------------------    ------------------------------
                                                      Previously                      Previously
                                                      Reported*         Restated       Reported*          Restated
                                                      ----------        ---------    ------------       ----------
Net sales                                             $ 130,581         $ 130,535       $ 149,085         $ 149,291
Licensing and other income                                  449               449             494               494

Cost of goods sold                                       94,132            94,861         106,918           106,988
Selling, general and administrative expenses             36,967            36,908          35,859            36,246
Restructuring charge                                        870               870            --                --
Settlement proceeds re: termination of
    system project                                       (4,500)           (4,500)           --                --
                                                      ---------         ---------       ---------         ---------
Earnings before interest, taxes and
    extraordinary loss                                    3,561             2,845           6,802             6,551
Interest expense                                          4,396             4,396           3,862             3,862
Refinancing expense                                        --                --              --               2,801
                                                      ---------         ---------       ---------         ---------
Earnings (loss) before taxes and
    extraordinary loss                                     (835)           (1,551)          2,940              (112)
Tax (provision) benefit                                     330               614          (1,160)               41
                                                      ---------         ---------       ---------         ---------
Earnings (loss) before extraordinary loss                  (505)             (937)          1,780               (71)
Extraordinary loss, net                                    --                --            (1,695)             --
                                                      ---------         ---------       ---------         ---------
Net earnings (loss)                                   $    (505)        $    (937)      $      85         $     (71)
                                                      =========         =========       =========         =========

Earnings (loss) per share:
    Before extraordinary loss                         $    (.01)        $    (.03)      $     .05         $    --
                                                      =========         =========       =========         =========
    After extraordinary loss                          $    (.01)        $    (.03)      $    --           $    --
                                                      =========         =========       =========         =========



* The amounts shown as previously reported for the second and third quarters of fiscal year 2002 are as reported in the Company's Quarterly Report on Form 10-Q for those interim periods. The restated amounts for net sales, earnings
(loss) and earnings (loss) per share were reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002. Also, the previously reported extraordinary loss incurred in the third quarter of 2002 related to the refinancing of the Company's senior credit facility has been reclassified pursuant to Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million effective for periods prior to December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the period ended

May 31, 2002. Accordingly, at May 31, 2002, total assets as previously reported were reduced by $3.2 million, total liabilities were decreased by $1.1 million, total shareholders' equity and equity per share were reduced by $2.1 million and $.06, respectively, due to the above described items. A comparison of the previously reported to restated amounts as May 31, 2002 and August 31, 2002 are as follows (000's omitted):


                                                           May 31, 2002                     August 31, 2002
                                                   ------------------------------    -------------------------------
                                                    Previously                        Previously
                                                     Reported         Restated         Reported         Restated
                                                   -------------    -------------    --------------   --------------
Accounts receivable, less allowances                 $117,140          $112,280          $157,338          $154,495
Inventories                                           119,864           121,316           103,801           105,283
Prepaid expenses                                       11,329            10,567             9,140             8,369
Deferred income taxes                                  65,305            66,658            65,476            66,931
Net properties                                         34,304            34,098            33,483            33,243
Prepaid and intangible pension asset                   54,645            54,645            52,360            52,360
All other assets                                       31,983            31,798            36,244            36,059
                                                     --------          --------          --------          --------
Total assets                                         $434,570          $431,362          $457,842          $456,740
                                                     ========          ========          ========          ========

Accounts payable and accrued expenses                $ 74,653          $ 73,516          $ 76,833          $ 77,959
Total debt                                            124,673           124,673           145,242           145,242
Minimum pension liability                              44,258            44,258            44,258            44,258
Shareholders' equity                                  190,986           188,915           191,509           189,281
                                                     --------          --------          --------          --------
Total liabilities and shareholders' equity           $434,570          $431,362          $457,842          $456,740
                                                     ========          ========          ========          ========


Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these restatements.


Note 3

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. At May 31, 2003 and 2002, options to purchase 2,866,765 shares and 3,055,691 shares, respectively, of the Company's common stock were outstanding at prices ranging from $2.50 to $8.09. None of these options were included in the computation of diluted earnings per share, as the average market price per share of the Company's common stock was below the grant price. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.

The Company accounts for its employee stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data).


                                                        Three Months Ended                  Six Months Ended
                                                             May 31,                             May 31,
                                                    ---------------------------         -------------------------
                                                       2003            2002               2003            2002
                                                    -----------     -----------         ----------     ----------
Net earnings (loss)                                    $   1.0         $  (0.9)        $   2.1         $  (2.0)
Deduct: Total stock-based employee
       compensation expense determined under fair
       value based method for all awards, net of
       related tax effects                                (0.1)           (0.1)           (0.3)           (0.2)
                                                       --------        --------        --------        --------
Pro forma net earnings (loss)                          $   0.9         $  (1.0)        $   1.8         $  (2.2)
                                                       ========        ========        ========        ========

Earnings (loss) per share:
    Basic and diluted - as reported                    $    .03        $   (.03)       $    .06        $   (.06)
                                                       ========        =========       ========        =========
    Basic and diluted - pro forma                      $    .03        $   (.03)       $    .05        $   (.07)
                                                       ========        =========       ========        =========


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

Note 4

Long-term debt comprised the following (000's omitted):


                                                          May 31,         Nov. 30,          May 31,
                                                           2003             2002             2002
                                                        ----------       ----------       ---------
Borrowings under current Credit Facility                 $ 88,348         $ 77,480         $   --
Borrowings under previous Credit Facility                    --               --             50,850
Term loan                                                    --               --             15,000
12 1/2% senior unsecured notes, net                          --              9,570           22,235
Industrial development bonds                               17,250           17,250           17,250
Mortgages and other debt                                   18,775           19,064           19,338
                                                         --------         --------         --------
                                                          124,373          123,364          124,673
Less - current                                             20,601           20,582           25,562
                                                         --------         --------         --------
Long-term debt                                           $103,772         $102,782         $ 99,111
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

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid. This resulted in a fiscal 2002 third quarter refinancing expense of $2.8 million, which was recorded as an extraordinary charge of $1.7 million, net of income tax benefit, or $.05 per share. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 3.9% at May 31, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

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

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of May 31, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At May 31, 2003, the Company had approximately $27 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. At May 31, 2003, borrowing availability under the Credit Facility was approximately $49 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond, bearing interest at 8 1/2%, retained by a former subsidiary and due September 1, 2007. The Company pays interest on this debt semi-annually and there is no collateral for this debt.

Note 5

Inventories at each date consisted of (000's omitted):

                               May 31,        Nov. 30,        May 31,
                                2003            2002           2002
                           ------------      ----------      ---------
Raw  materials               $ 46,254        $ 43,007        $ 46,151
Work-in-process                10,074           7,312           5,646
Finished goods                 88,646          64,856          69,519
                             --------        --------        --------
                             $144,974        $115,175        $121,316
                             ========        ========        ========

Inventories are stated at the lower of cost or market. At May 31, 2003, November 30, 2002 and May 31, 2002, approximately 50%, 48% and 49% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


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

Information on the Company's operations and total assets for the three and six months ended and as of May 31, 2003 and 2002 is summarized as follows (in millions):


                                              Men's             Women's
                                             Apparel            Apparel
                                              Group              Group            Adj.            Consol.
                                          ---------------    --------------    -----------    ----------------
Three Months Ended May 31,
2003
Sales                                       $  115.3         $  11.7         $  --             $  127.0
Earnings (loss) before taxes                     7.3            (0.3)          (5.3)                1.7

2002
Sales                                       $  118.9         $  11.6         $  --             $  130.5
Earnings (loss) before taxes                     2.1            (0.8)          (2.9)               (1.6)


                                              Men's             Women's
                                             Apparel            Apparel
                                              Group              Group            Adj.            Consol.
                                          ---------------    --------------    -----------    ----------------
Six Months Ended May 31,
2003
Sales                                       $  235.9         $  22.9         $  --             $  258.8
Earnings (loss) before taxes                    15.3            (0.5)         (11.4)                3.4
Total assets                                   286.9            23.5          146.4               456.8

2002
Sales                                       $  246.2         $  23.7         $  --             $  269.9
Earnings (loss) before taxes                     7.3            (0.9)          (9.7)               (3.3)
Total assets                                   270.1            25.5          135.8               431.4



For the three and six months ended May 31, 2002, Men's Apparel Group results include a restructuring charge of $.9 million.

During the three and six month periods ended May 31, 2003 and 2002, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense, general corporate expenses and in 2002, the $4.5 million settlement re: termination of systems project. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including the intangible pension asset. The Men's Apparel Group total assets include goodwill related to acquisitions.


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

The remaining restructuring liability balance at May 31, 2003, representing lease obligations through November 2010, consisted of the following (000's omitted):

                                                      Lease Termination
                                                           Costs
                                                   ----------------------
Balance November 30, 2002                              $    1,450
Payments during 2003                                          (89)
                                                       -----------
Balance at May 31, 2003                                $    1,361
                                                       ===========


Note 8

Comprehensive income (loss), which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                                    Six Months Ended
                                                              ------------------------------
                                                                May 31,             May 31,
                                                                 2003               2002
                                                              -----------       ------------
Net earnings (loss)                                           $   2,075         $  (2,022)
Other comprehensive income:

     Change in fair value of foreign                                265                17
        exchange contracts, net of tax
     Currency translation adjustment, net of tax                    507                --
                                                              -----------       ------------
Comprehensive earnings (loss)                                 $   2,847         $  (2,005)
                                                              ===========       ============


Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):

     As of November 30, 2002                                        $ (14,114)
     Current period change in:
        Fair value of foreign exchange contracts, net of tax              265
        Currency translation adjustment, net of tax                       507
                                                                    ----------
     As of May 31, 2003                                             $ (13,342)
                                                                    ==========


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

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which modified certain of the accounting for restructuring related costs. SFAS 146 is effective for restructuring actions initiated after December 31, 2002. SFAS 146 addresses, among other things, recording a liability for a cost associated with an exit or disposal activity when the liability is incurred and that fair value is the objective for initial measurement of the liability. In the first six months of fiscal 2003, the Company did not have any restructuring activities initiated after December 31, 2002, and adoption of this statement has had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". FIN 45 is applicable for any guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for the Company's first quarter ended February 28, 2003. FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of that obligation. Adoption of this statement has had no effect on the Company's reported financial position, results of operations or cash flows.

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

As of December 1, 2002, the Company adopted the disclosure requirement of SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure". For companies that have made the voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method, SFAS 148 provides two additional alternative transition methods for recognizing expense related to stock based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Should the Company voluntarily change its method of accounting for stock based employee compensation, SFAS 148's transition guidance and provisions for annual disclosures are effective for the Company's fiscal year ending November 30, 2003. Adoption of this statement has had no effect on the Company's reported financial position, results of operations or cash flows.

In June 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, the standard clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do not yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003. Adoption of this statement is not anticipated to have an effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

In June 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. It requires the issuer to classify a financial instrument as a liability, or asset in some cases, that was previously classified as equity. SFAS 150 requires an issuer to classify certain financial instruments, as defined, as liabilities, or assets in certain circumstances. SFAS 150 applies to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. The effective date of SFAS 150 is for financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created prior to the issuance date of the standard and still in existence at the beginning of the interim period of adoption. Restatement of prior years' financial statements is not permitted. As the Company does not currently have any of the financial instruments, as defined in SFAS 150, adoption of this statement will have no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

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

The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period. At the direction of the Audit Committee, the Company has implemented enhancements to its financial organization, systems and controls at its IWA subsidiary in response to issues raised by the restatement. The effect of the restatement on the net loss for the three months ended May 31, 2002 was to increase the previously reported net loss of $.5 million to a loss of $.9 million and increase the diluted loss per share from $.01 to $.03, and for the six months ended May 31, 2002 was to increase the previously reported net loss of $1.0 million to a loss of $2.0 million and increase the diluted loss per share from $.03 to $.06.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million effective for periods prior to December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the period ended May 31, 2002. Accordingly, at May 31, 2002, total assets as previously reported were reduced by $3.2 million, total liabilities were decreased by $1.1 million, total shareholders' equity and equity per share were reduced by $2.1 million and $.06, respectively, due to the above described items.

Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these restatements.


Liquidity and Capital Resources

November 30, 2002 to May 31, 2003

Since November 30, 2002, net accounts receivable decreased $15.3 million or 12.1% to $110.9 million, reflecting the normal seasonal change from tailored clothing shipments in the Men's Apparel Group. Inventories of $145.0 million increased $29.8 million or 25.9% reflecting seasonal factors preceding anticipated tailored clothing shipments in the third quarter, earlier production of finished products and higher in-stock inventory levels. Net properties decreased $1.9 million to $30.6 million as depreciation expense exceeded capital additions. Total debt, including current maturities, increased $1.0 million to $124.4 million. Total debt represented 41% of total capitalization at May 31, 2003 and November 30, 2002.

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

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February
2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 3.9% at May 31, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The retirement of the New Notes in whole or in part prior to their September 2003 maturity were permitted under the Credit Facility, subject to minimum excess availability levels after giving effect to such retirements. On November 26, 2002, $15 million face value of the New Notes were retired and the remaining $10.3 million of New Notes were retired on January 21, 2003. The weighted average interest rate on all borrowings was approximately 4.9% at May 31, 2003 compared to 8.5% at May 31, 2002.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of May 31, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which can affect the Company's ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements. The following summarizes certain of the most significant risk factors:

o The apparel environment is cyclical and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The tailored clothing market relating to suits has experienced unit declines over the past several years. If the tailored clothing market continues to decline, sales and profitability would be adversely affected.

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

At May 31, 2003, the Company had approximately $27 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. At May 31, 2003, borrowing availability under the Credit Facility was approximately $49 million. The Company has also entered into surety bond arrangements aggregating $11.0 million with unrelated parties for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At May 31, 2003, there were an aggregate of $3.8 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made in the next six months and anticipated licensing revenues to be received in the next nine months. The Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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


May 31, 2002 to May 31, 2003

Net accounts receivable of $110.9 million at May 31, 2003 decreased $1.3 million or 1.2%, principally reflecting the lower sales. Inventories of $145.0 million increased $23.7 million or 19.5%, reflecting earlier production of finished product and lower than expected in-stock sales, which adversely affected both inventory and debt; additionally, last year's inventory levels were lower than normal, attributable to out-of-stock conditions in selected product categories. Net properties of $30.6 million decreased $3.5 million, as capital additions were more than offset by higher depreciation expense. Debt levels have been favorably affected by the higher cash earnings but have been adversely impacted by the higher working capital. At May 31, 2003, total debt of $124.4 million was $.3 million lower than the year earlier level. Total debt represented 41% of total capitalization at May 31, 2003 compared to 40% at May 31, 2002.

Results of Operations

Second Quarter 2003 Compared to Second Quarter 2002

Second quarter consolidated sales were $127.0 million compared to $130.5 million in 2002; the 2.7% decline was principally attributable to the Men's Apparel Group and reflected the generally weak retail environment with lower in-stock sales being partially offset by higher sportswear sales. Women's Apparel Group revenues, which represented approximately 9% of consolidated sales in each period, were slightly ahead of the prior period. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 46% of total second quarter revenues compared to 45% a year ago.

The consolidated gross margin percentage to sales was 30.9% compared to 27.3% last year. The higher gross margin rate compared to last year reflected an improved gross margin rate in most product categories, less surplus inventories and continued efficient manufacturing utilization. Consolidated selling, general and administrative expenses declined to $36.3 million in the current period from $36.9 million in 2002 on the lower sales; the ratio to sales was 28.6% in 2003 compared to 28.3% in 2002.

Earnings before interest and taxes (EBIT) were $3.5 million in 2003 compared to $2.8 million last year. The prior year results included $4.5 million settlement proceeds related to a legal action initiated in 1999 against the provider of an enterprise resource planning software ("settlement proceeds"), as well as a $.9 million restructuring charge ("restructuring charge"), primarily related to the closing of one manufacturing facility. EBIT represented 2.8% of net sales in 2003 and 2.2% of net sales in 2002, with the improvement attributable to the higher gross margin ratio compared to the prior year. Interest expense was $1.9 million this period compared to $4.4 million last year. The significant decline from last year's second quarter was attributable to the drop in the weighted average interest rate principally due to the now completed refinancing actions discussed previously, the reduced average outstanding borrowings, and the $.9 million lower non-cash amortization of debt discount and financing fees. Consolidated pre-tax earnings were $1.7 million compared to a loss of $1.6 million last year. After reflecting the applicable tax provision or benefit, consolidated net earnings were $1.0 million this period compared to a loss of $.9 million last year. The basic and diluted earnings per share was $.03 compared to a loss of $.03 per share in 2002.

Six Months 2003 Compared to Six Months 2002

Consolidated sales were $258.8 million compared to $269.9 million in 2002; the 4.1% decline was principally attributable to the Men's Apparel Group. Within the Men's Apparel Group, tailored clothing product revenues represented the principal component of the decline, reflecting both lower tailored clothing Spring `03 advances orders and lower in-stock clothing shipments, partially offset by increased sportswear product sales. Women's Apparel Group revenues, which represented approximately 9% of consolidated sales in 2003 and 2002, decreased approximately $.8 million. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented 42% of first half sales versus 41% a year ago. The consolidated gross margin percentage to sales was 30.2% compared to 27.1% last year, reflecting an improved gross margin rate in most product categories, less surplus inventories and continued efficient manufacturing utilization. Consolidated selling, general and administrative expenses were $71.1 million in the current period compared to $72.9 million in 2002, and represented 27.5% of sales in 2003 compared to 27.0% of sales in 2002.

EBIT was $8.0 million in 2003 compared to $5.2 million in 2002 and represented 3.1% of sales in 2003 compared to 1.9% of sales in 2002. Results for 2002 included the previously discussed $4.5 million of settlement proceeds less the $.9 million restructuring charge. Interest expense decreased to $3.8 million from $8.6 million last year; the decline was principally attributable to the refinancing actions discussed previously, which resulted in lower average interest rates and $1.4 million less non-cash amortization of debt discount and financing fees. The current period also included $.8 million pre-tax refinancing expense related to the write off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12 1/2% senior unsecured notes. Consolidated pre-tax earnings were $3.4 million this year compared to a loss of $3.3 million last year. After reflecting the applicable tax provision or benefit, consolidated net earnings were $2.1 million or $.06 per basic and diluted share this year compared to a loss of $2.0 million or $.06 per share last year.

The recent retail environment has continued to be weak with many apparel retailers reporting comparable store sales declines. While this environment, if continuing, could adversely affect the Company's operating results for the second half of 2003, the Company remains focused on those areas which are more controllable with the objective of achieving improved operating margins and reduced interest expense. Restructuring actions initiated in 2001 were completed in 2002, which lowered both manufacturing and administrative costs through reduced production overheads, fewer warehousing and administrative facilities and headcount reductions. Additional administrative combinations initiated during 2002 have been completed in 2003 and will reduce operating costs during the second half of 2003. During 2002, the Company put in place a financing structure complementing its operational strategies with increased borrowing capacity under a new credit facility compared to the facility it replaced. Based on the Company's current capital structure and anticipated borrowing levels and rates, interest expense in 2003 is running significantly below prior year levels. During 2003, full year pre-tax earnings are expected to improve considerably compared to 2002.

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

Item 3  -- Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of May 31, 2003, the Company had entered into foreign exchange contracts, aggregating approximately $3.8 million corresponding to approximately $3.2 million

Euros primarily related to inventory purchases in the next six months and 56 million Japanese yen primarily related to anticipated licensing revenues to be received in the next nine months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact interest expense by approximately $.9 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

     10-A     2003 Incentive Stock Plan

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

              On April 7, 2003, the Company filed Form 8-K announcing results of operations for the first quarter ended February 28, 2003.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HARTMARX CORPORATION


July 14, 2003                             By   /s/ GLENN R. MORGAN
                                             -------------------------------
                                          Glenn R. Morgan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer

                                          (Principal Financial Officer)


July 14, 2003                             By   /s/ ANDREW A. ZAHR
                                             ------------------------------
                                          Andrew A. Zahr
                                          Vice President and Controller

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

Dated:  July 14, 2003


                                     /s/ HOMI B. PATEL
                                     ---------------------------------
                                     Homi B. Patel
                                     President and Chief Executive Officer

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

Dated:  July 14, 2003


                                         /s/ GLENN R. MORGAN
                                         ------------------------------------
                                         Glenn R. Morgan
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer