Form 10-Q
period 2003-08-31
HARTMARX CORP/DE
filed 2003-10-14
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2003
                                       OR

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

              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report


         Indicate by check mark x/whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    x/         No _____
                                   -------

         Indicate by check mark x/whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes    x/         No _____
                                   --------

         At September 30, 2003 there were 34,963,288 shares of the Company's common stock outstanding.

                                          HARTMARX CORPORATION

                                                 INDEX

                                                                                              Page
                                                                                              Number
PART I - FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                      Unaudited Consolidated Statement of Earnings
                      for the three months and nine months ended
                      August 31, 2003 and August 31, 2002.                                       3

                      Unaudited Condensed Consolidated Balance Sheet
                      as of August 31, 2003, November 30, 2002 and
                      August 31, 2002.                                                           4

                      Unaudited Condensed Consolidated Statement of Cash Flows
                      for the nine months ended August 31, 2003
                      and August 31, 2002.                                                       6

                      Notes to Unaudited Consolidated Financial Statements.                      7


         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                             17

         ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                22

         ITEM 4.      Controls and Procedures                                                   22



PART II - OTHER INFORMATION

         ITEM 6.      Exhibits and Reports on Form 8-K                                          23

         SIGNATURES                                                                             23

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               HARTMARX CORPORATION
                                   UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                      (000'S OMITTED, EXCEPT PER SHARE DATA)



                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             AUGUST 31,                             AUGUST 31,
                                                    -----------------------------          -----------------------------
                                                       2003              2002                  2003             2002
                                                    -----------      ------------          ------------      -----------
                                                                       RESTATED                               RESTATED
Net sales                                           $   151,559       $   149,291           $   410,373       $  419,207
Licensing and other income                                  560               494                 1,532            1,752
                                                    -----------      ------------          ------------      -----------
                                                        152,119           149,785               411,905          420,959
                                                    -----------      ------------          ------------      -----------
Cost of goods sold                                      108,505           106,988               289,218          303,702
Selling, general and administrative expenses             35,736            36,246               106,822          109,114
Restructuring charge                                          -                 -                     -              870
Settlement re: termination of systems project                 -                 -                     -           (4,500)
                                                    -----------      ------------          ------------      -----------
                                                        144,241           143,234               396,040          409,186
                                                    -----------      ------------          ------------      -----------
Earnings before interest and taxes                        7,878             6,551                15,865           11,773
Interest expense                                          1,773             3,862                 5,540           12,428
Refinancing expense                                           -             2,801                   795            2,801
                                                    -----------      ------------          ------------      -----------
Earnings (loss) before taxes                              6,105              (112)                9,530           (3,456)
Tax (provision) benefit                                  (2,565)               41                (3,915)           1,363
                                                    -----------      ------------          ------------      -----------
Net earnings (loss)                                 $     3,540      $        (71)         $      5,615      $    (2,093)
                                                    ===========      ============          ============      ===========

Basic and diluted earnings (loss) per share :       $       .10      $          -          $        .16      $      (.06)
                                                    ===========      ============          ============      ===========

Dividends per common share                                    -                 -                     -                -
                                                    ===========      ============          ============      ===========

Average shares outstanding:
       Basic                                            34,143            34,113                33,990           33,354
                                                        =======           =======               =======          ======
       Diluted                                          34,639            34,113                34,326           33,354
                                                        =======           =======               =======          =======


                      (See accompanying notes to unaudited consolidated financial statements)

                                               HARTMARX CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                      ASSETS
                                                  (000'S OMITTED)




                                                          AUG. 31,            NOV. 30,            AUG. 31,
                                                            2003                2002                 2002
                                                        -------------       ------------       -------------
CURRENT ASSETS                                                                                   RESTATED
     Cash and cash equivalents                          $       6,027       $      6,854       $       4,626
     Accounts receivable, less allowance
         for doubtful accounts of $10,202,
         $8,984 and $10,270                                   146,652            126,221             154,495
     Inventories                                              137,577            115,175             105,283
     Prepaid expenses                                           6,840              6,540               8,369
     Deferred income taxes                                     11,372             11,372              17,135
                                                        -------------       ------------       -------------
         Total current assets                                 308,468            266,162             289,908
                                                        -------------       ------------       -------------

GOODWILL                                                       22,548             21,660              21,088
                                                        -------------       ------------       -------------

DEFERRED INCOME TAXES                                          58,551             61,722              49,796
                                                        -------------       ------------       -------------

OTHER ASSETS                                                    6,942              8,657              10,345
                                                        -------------       ------------       -------------

PREPAID AND INTANGIBLE PENSION ASSET                           58,708             64,527              52,360
                                                        -------------       ------------       -------------

PROPERTIES
     Land                                                       1,980              1,980               1,979
     Buildings and building improvements                       36,286             36,223              36,353
     Furniture, fixtures and equipment                        103,849            101,302              99,204
     Leasehold improvements                                    24,650             24,740              24,659
                                                        -------------       ------------       -------------
                                                              166,765            164,245             162,195
     Accumulated depreciation and amortization               (137,319)          (131,690)           (128,952)
                                                        -------------       ------------       -------------
         Net properties                                        29,446             32,555              33,243
                                                        -------------       ------------       -------------
TOTAL ASSETS                                            $     484,663       $    455,283       $     456,740
                                                        =============       ============       =============


                      (See accompanying notes to unaudited consolidated financial statements)


                                               HARTMARX CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  (000'S OMITTED)


                                                               AUG. 31,            NOV. 30,            AUG. 31,
                                                                 2003                2002                 2002
                                                             -------------       ------------       -------------
CURRENT LIABILITIES                                                                                     RESTATED
     Current maturities of long-term debt                    $      20,611        $     20,582        $      25,572
     Accounts payable and accrued expenses                          72,767              83,875               77,959
                                                             -------------        ------------        -------------
         Total current liabilities                                  93,378             104,457              103,531
                                                             -------------        ------------        -------------

LONG-TERM DEBT, less current maturities                            135,472             102,782              119,670
                                                             -------------        ------------        -------------

MINIMUM PENSION LIABILITY                                           69,473              69,473               44,258
                                                             -------------        ------------        -------------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
         2,500,000 authorized and unissued                               -                   -                    -
     Common shares, $2.50 par value; 75,000,000
         shares authorized; 36,996,314 shares issued at
         August 31, 2003, 36,800,564 shares issued at
         November 30, 2002 and August 31, 2002.                     92,491              92,001               92,001
     Capital surplus                                                66,187              67,660               69,154
     Retained earnings                                              52,185              46,570               43,611
     Unearned employee benefits                                     (1,766)             (2,530)              (3,869)
     Common shares in treasury, at cost,
         2,077,492 at August 31, 2003,
         2,497,317 at November 30, 2002 and
         2,629,718 at August 31, 2002.                              (9,164)            (11,016)             (11,600)
     Accumulated other comprehensive income (loss)                 (13,593)            (14,114)                 (16)
                                                             -------------        ------------        -------------
         Total shareholders' equity                                186,340             178,571              189,281
                                                             -------------        ------------        -------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $     484,663        $    455,283        $     456,740
                                                             =============        ============        =============


                      (See accompanying notes to unaudited consolidated financial statements)


                                                   HARTMARX CORPORATION
                                        UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                       OF CASH FLOWS
                                                      (000'S OMITTED)

                                                                               NINE MONTHS ENDED AUGUST 31,
                                                                          -------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2003                    2002
                                                                          -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               RESTATED
      Net earnings (loss)                                                 $       5,615          $       (2,093)
      Reconciling items to adjust net earnings (loss) to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                           4,761                   4,707
          Amortization of long lived assets, debt discount and
              unearned employee benefits                                          2,354                   5,068
          Non-cash charge re: refinancing expense                                   795                   2,464
          Changes in:
              Receivables, inventories, prepaids and other assets               (37,549)                 29,446
              Accounts payable and accrued expenses                              (9,329)                 (5,002)
              Taxes and deferred taxes on earnings                                2,832                  (3,022)
                                                                          -------------          --------------
Net cash provided by (used in) operating activities                             (30,521)                 31,568
                                                                          -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                       (1,744)                 (2,960)
      Contingent payments re: acquisition                                        (1,664)                 (2,156)
      Cash proceeds from sale of assets                                             185                   1,881
                                                                          -------------          --------------
Net cash used in investing activities                                            (3,223)                 (3,235)
                                                                          -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under new Credit Facility                                       42,724                  85,958
      Payments under previous Credit Facility                                         -                 (84,976)
      Payment of term loan                                                            -                 (15,000)
      Payment of 12 1/2% Senior Unsecured Notes                                 (10,341)                      -
      Payment of 10 7/8% Senior Subordinated Notes,
          in connection with note exchange                                            -                  (9,404)
      Payment of other debt                                                        (435)                   (404)
      Financing fees and expenses re: new Credit Facility                             -                  (2,280)
      Other equity transactions                                                     969                     844
                                                                          -------------          --------------
Net cash provided by (used in) financing activities                              32,917                 (25,262)
                                                                          -------------          --------------
Net increase (decrease) in cash and cash equivalents                               (827)                  3,071
Cash and cash equivalents at beginning of period                                  6,854                   1,555
                                                                          -------------          --------------
Cash and cash equivalents at end of period                                $       6,027           $       4,626
                                                                          =============          ==============

SUPPLEMENTAL CASH FLOW INFORMATION: Net cash paid during the period for:
          Interest                                                        $       5,800           $      12,900
          Income taxes                                                            1,000                   1,600

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

        (See accompanying notes to unaudited consolidated financial statements)

                              HARTMARX CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2002. Certain prior year amounts have been reclassified to conform to the current year's presentation. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (as more fully described in Note 10), results for 2002 reflect the reclassification related to the August 2002 refinancing of the Company's senior credit facility from extraordinary item to a separate caption, "Refinancing Expense", in the accompanying Unaudited Consolidated Statement of Earnings.


NOTE 2

As previously discussed in the Company's Annual Report on Form 10-K for the year ended November 30, 2002, as a result of the fiscal 2002 year-end review performed by the Company's internal auditors at its International Women's Apparel subsidiary, the Company became aware of certain accounting irregularities. The Company promptly notified both its Audit Committee and its independent accountants. As a result of the review, the Company has restated its previously issued financial statements for the years ended November 30, 2001 and November 30, 2000. Unaudited quarterly financial information for the first three quarters of the year ended November 30, 2002 was also restated. The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period. The effect of the restatement on the net loss for the three months ended August 31, 2002 was to decrease the previously reported net earnings of $.1 million to a loss of $.1 million with no change in the diluted breakeven per share amount and for the nine months ended August 31, 2002 was to increase the previously reported net loss of $1.0 million to a loss of $2.1 million and increase the diluted loss per share from $.03 to $.06.

The following table presents the amounts previously reported in the Consolidated Statement of Earnings for the third quarter of fiscal 2002 and the restated amounts (000's omitted, except per share amounts).

                                                              PREVIOUSLY
                                                               REPORTED*            RESTATED
                                                             -------------        -------------
Net sales                                                    $     149,085         $    149,291
Licensing and other income                                             494                  494

Cost of goods sold                                                 106,918              106,988
Selling, general and administrative expenses                        35,859               36,246
                                                             -------------        -------------
Earnings before interest, taxes and extraordinary loss               6,802                6,551
Interest expense                                                     3,862                3,862
Refinancing expense                                                      -                2,801
                                                             -------------        -------------
Earnings (loss) before taxes and extraordinary loss                  2,940                 (112)
Tax (provision) benefit                                             (1,160)                  41
                                                             -------------        -------------
Earnings (loss) before extraordinary loss                            1,780                  (71)
Extraordinary loss, net                                             (1,695)                   -
                                                             -------------        -------------
Net earnings (loss)                                          $          85         $        (71)
                                                             =============        =============

Earnings (loss) per share:
         Before extraordinary loss                           $         .05         $          -
                                                             =============        =============
         After extraordinary loss                            $           -         $          -
                                                             =============        =============

* The amounts shown as previously reported for the third quarter of fiscal year 2002 are as reported in the Company's Quarterly Report on Form 10-Q for that interim period. The restated amounts for net sales, earnings (loss) and earnings (loss) per share were reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002. Also, the previously reported extraordinary loss incurred in the third quarter of 2002 related to the refinancing of the Company's senior credit facility has been reclassified pursuant to Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million effective for periods prior to December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the three and nine periods ended August 31, 2002. Accordingly, at August 31, 2002, total assets as previously reported were reduced by $1.1 million, total liabilities were increased by $1.1 million, total shareholders' equity and equity per share were reduced by $2.2 million and $.06, respectively, due to the above described items. A comparison of the previously reported to restated amounts at August 31, 2002 are as follows (000's omitted):

                                                  PREVIOUSLY
                                                   REPORTED         RESTATED
                                                 -------------    -------------

Accounts receivable, less allowances             $     157,338    $     154,495
Inventories                                            103,801          105,283
Prepaid expenses                                         9,140            8,369
Deferred income taxes                                   65,476           66,931
Net properties                                          33,483           33,243
Prepaid and intangible pension asset                    52,360           52,360
All other assets                                        36,244           36,059
Total assets                                     $     457,842    $     456,740
                                                 =============    =============

Accounts payable and accrued expenses            $      76,833    $      77,959
Total debt                                             145,242          145,242
Minimum pension liability                               44,258           44,258
Shareholders' equity                                   191,509          189,281
                                                 -------------    -------------
Total liabilities and shareholders' equity       $     457,842    $     456,740
                                                 =============    =============


Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these restatements.


NOTE 3

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. At August 31, 2003 and 2002, options to purchase 2,844,770 shares and 3,047,596 shares, respectively, of the Company's common stock were outstanding at prices ranging from $2.50 to $8.09. For the quarter ended August 31, 2003, options to purchase 1,853,499 shares were included in the computation of diluted earnings per share utilizing the treasury stock method as the average market price per share of the Company's common stock was above the grant price for those options. For 2002, no options were included in the computation of diluted earnings per share, as the average market price per share of the Company's common stock was below the grant price. None of the 2,500,000 authorized preferred shares for Hartmarx Corporation have been issued.

The Company accounts for its employee stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data).

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           AUGUST 31,                          AUGUST 31,
                                                   ---------------------------         --------------------------
                                                      2003            2002                2003           2002
                                                   -----------     -----------         ----------     -----------
Net earnings (loss)                                $       3.5     $     (0.1)         $     5.6       $    (2.1)
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                            (0.1)          (0.1)              (0.4)           (0.3)
                                                   -----------     -----------         ----------     -----------
Pro forma net earnings (loss)                      $       3.4     $     (0.2)         $     5.2       $    (2.4)
                                                   ===========     ===========         ==========     ===========

Earnings (loss) per share:
    Basic and diluted - as reported                $       .10     $      -            $      .16      $     (.06)
                                                   ===========     ===========         ==========     ===========
    Basic and diluted - pro forma                  $       .10     $      -            $      .15      $     (.07)
                                                   ===========     ===========         ==========     ===========

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


NOTE 4


Long-term debt comprised the following (000's omitted):

                                            AUG. 31,          NOV. 30,           AUG. 31,
                                              2003              2002               2002
                                          ------------      ------------      ------------
Borrowings under Credit Facility          $    120,204       $    77,480       $    85,958
12 1/2% senior unsecured notes, net                  -             9,570            22,832
Industrial development bonds                    17,250            17,250            17,250
Mortgages and other debt                        18,629            19,064            19,202
                                          ------------      ------------      ------------
                                               156,083           123,364           145,242
Less - current                                  20,611            20,582            25,572
                                          ------------      ------------      ------------
Long-term debt                            $    135,472      $    102,782      $    119,670
                                          ============      ============      ============

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

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10 1/4% term loan then outstanding, were repaid. This refinancing resulted in a fiscal 2002 third quarter pre-tax charge of $2.8 million, reflected as refinancing expense in the Unaudited Consolidated Statement of Earnings. The new Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 3.6% at August 31, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

On November 26, 2002, the Company retired $15 million face value of outstanding New Notes. This resulted in a fiscal 2002 fourth quarter pre-tax refinancing charge of $1.3 million, representing the write off of unamortized debt discount and issue costs. On January 21, 2003, the Company retired the remaining $10.3 million face value of outstanding New Notes. This early retirement resulted in a fiscal 2003 first quarter pre-tax charge of $.8 million, related to the write-off of the remaining unamortized debt discount and issue costs, and reflected as refinancing expense in the accompanying Unaudited Consolidated Statement of Earnings.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of August 31, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At August 31, 2003, the Company had approximately $21 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. At August 31, 2003, borrowing availability under the Credit Facility was approximately $58 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond, bearing interest at 8 1/2%, retained by a former subsidiary and due September 1, 2007. The Company pays interest on this debt semi-annually and there is no collateral for this debt.


NOTE 5

Inventories at each date consisted of (000's omitted):


                          AUG. 31,              NOV. 30,              AUG. 31,
                           2003                   2002                  2002
                      --------------        --------------        -------------

Raw  materials        $       37,402        $       43,007        $     40,194
Work-in-process                8,134                 7,312                4,342
Finished goods                92,041                64,856               60,747
                      --------------        --------------        -------------
                      $     137,577         $      115,175        $    105,283
                      ==============        ==============        =============


Inventories are stated at the lower of cost or market. At August 31, 2003, November 30, 2002 and August 31, 2002, approximately 50%, 48% and 46% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


NOTE 6

The Company is engaged in the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings; the Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct mail catalog and using the internet.

Information on the Company's operations and total assets for the three and nine months ended and as of August 31, 2003 and 2002 is summarized as follows (in millions):


                                         MEN'S             WOMEN'S
                                        APPAREL            APPAREL
                                         GROUP              GROUP              ADJ.             CONSOL.
                                    ---------------     --------------      -----------       -------------
THREE MONTHS ENDED AUGUST 31,
2003
Sales                               $    136.0          $      15.6          $       -          $   151.6
Earnings (loss) before taxes               9.6                  1.3               (4.8)               6.1

2002
Sales                               $    137.7          $      11.6          $       -          $   149.3
Earnings (loss) before taxes              10.3                 (0.1)             (10.3)              (0.1)

NINE MONTHS ENDED AUGUST 31,
2003
Sales                               $    371.8          $      38.6          $       -          $  410.4
Earnings (loss) before taxes              24.9                  0.8              (16.2)              9.5
Total assets                             311.2                 29.0              144.5             484.7

2002
Sales                               $    383.9          $      35.3          $       -          $  419.2
Earnings (loss) before taxes              17.6                 (1.1)             (20.0)             (3.5)
Total assets                             294.2                 27.0              135.5             456.7


For the nine months ended August 31, 2002, Men's Apparel Group results include a restructuring charge of $.9 million.

During the three and nine month periods ended August 31, 2003 and 2002, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense, refinancing expense, general corporate expenses and in 2002, the $4.5 million settlement re: termination of systems project. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including the intangible pension asset. The Men's Apparel Group total assets include goodwill related to acquisitions.

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

The remaining restructuring liability balance at August 31, 2003, representing lease obligations through November 2010, consisted of the following (000's omitted):

Balance November 30, 2002                               $     1,450
Payments during 2003                                           (126)
                                                        ------------
Balance at August 31, 2003                              $     1,324
                                                        ============

NOTE 8

On September 25, 2003, the Company's Board of Directors approved and adopted an amendment to its stockholder rights plan. The amendment provides that the Rights Plan will automatically expire upon the closing price of the Company's common stock exceeding the then current book value per share for sixty consecutive calendar days. Nothing in the terms of this Rights Plan amendment reflect any views or beliefs on the part of the Company's management or Board of Directors as to the future trading prices of the Company's common stock or the fairness or adequacy of any particular price that might be proposed to be paid for the Company's common stock in a control transaction or otherwise.


NOTE 9

Comprehensive income (loss), which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                                     NINE MONTHS ENDED
                                                             ---------------------------------
                                                               AUG. 31,            AUG. 31,
                                                                 2003                2002
                                                             ------------        -------------
Net earnings (loss)                                          $      5,615         $     (2,093)
Other comprehensive income:
     Change in fair value of foreign exchange
         contracts, net of tax                                         65                   14
     Currency translation adjustment, net of tax                      456                    -
                                                             ------------        -------------
Comprehensive earnings (loss)                                $      6,136         $     (2,079)
                                                             ============        =============

Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):


As of November 30, 2002                                                           $     (14,114)
Current period change in:
      Fair value of foreign exchange contracts, net of tax                                   65
      Currency translation adjustment, net of tax                                           456
                                                                                  -------------
As of August 31, 2003                                                             $     (13,593)
                                                                                  =============

NOTE 10

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

Effective December 1, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145, among other things, proscribes that any gain or loss on extinguishment of debt that does not meet the criteria in Opinion 30, as amended, no longer be classified as an extraordinary item. Accordingly, refinancing expense of $.8 million related to the January 2003 retirement of the remaining $10.3 million of 12.5% Senior Unsecured Notes, representing the write-off of unamortized debt discount and issue costs, has been reflected in a separate caption in the determination of earnings before taxes in the Unaudited Consolidated Statement of Earnings. The third quarter 2002 refinancing expense of $2.8 million ($1.7 million net of tax) related to the refinancing of the Company's Credit Facility in August 2002 reflected as an extraordinary item when reporting financial results last year has been reclassified to a separate caption in the determination of earnings before taxes in the Unaudited Consolidated Statement of Earnings. Similarly, the extraordinary item recorded in the fourth quarter of fiscal 2002 relating to the early retirement of New Notes will be reclassified when full year results are reported for fiscal 2003.

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

Effective June 1, 2003, the Company adopted SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, the standard clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do not yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003. Adoption of this statement has had no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. It requires the issuer to classify a financial instrument as a liability, or asset in some cases, that was previously classified as equity. SFAS 150 applies to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. The effective date of SFAS 150 is for financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created prior to the issuance date of the standard and still in existence at the beginning of the interim period of adoption. Restatement of prior years' financial statements is not permitted. As the Company does not currently have any of the financial instruments, as defined in SFAS 150, adoption of this statement will have no effect on the Company's reported financial position, results of operations, cash flows or financial statement disclosures.

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

The restatements primarily arose from the correction of certain balance sheet and income statement items, which among other things, relate to (1) the timing of allowances granted to customers and (2) various other accruals and valuation adjustments which were not recorded in the appropriate accounting period. At the direction of the Audit Committee, the Company has implemented enhancements to its financial organization, systems and controls at its IWA subsidiary in response to issues raised by the restatement. The effect of the restatement on the net loss for the three months ended August 31, 2002 was to decrease the previously reported net earnings of $.1 million to a loss of $.1 million with no change in the diluted earnings per share, and for the nine months ended August 31, 2002 was to increase the previously reported net loss of $1.0 million to a loss of $2.1 million and increase the diluted loss per share from $.03 to $.06.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002, consolidated retained earnings have been retroactively restated to reflect an increase of $4.8 million effective for periods prior to December 1, 1999. This increase resulted from the reversal of certain balance sheet accruals and valuation allowances established in prior years for which specific needs were not required as of November 30, 1999. This adjustment had no impact on earnings for the period ended August 31, 2002. Accordingly, at August 31, 2002, total assets as previously reported were reduced by $1.1 million, total liabilities were increased by $1.1 million, and total shareholders' equity and equity per share were reduced by $2.2 million and $.06, respectively, due to the above described items.

Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these restatements.


LIQUIDITY AND CAPITAL RESOURCES

NOVEMBER 30, 2002 TO AUGUST 31, 2003

Since November 30, 2002, net accounts receivable increased $20.4 million or 16% to $146.7 million, principally reflecting the normal seasonal change from tailored clothing shipments in the Men's Apparel Group. Inventories of $137.6 million increased $22.4 million or 19% reflecting earlier production or receipt of finished products and higher in-stock inventory levels. Net properties decreased $3.1 million to $29.4 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $11.1 million primarily attributable to the timing of payments and other seasonal factors. Total debt, including current maturities, increased $32.7 million to $156.1 million, reflecting seasonal increases in working capital requirements. Total debt represented 46% of total capitalization at August 31, 2003 compared to 41% at November 30, 2002.

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

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10 1/4% term loan then outstanding, were repaid. The new Credit Facility has a three and one- half year term with an additional one year renewal at the Company's option (i.e., until February
2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 3.6% at August 31, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of 3/8% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. On November 26, 2002, $15 million face value of the New Notes were retired and the remaining $10.3 million of New Notes were retired on January 21, 2003. At August 31, 2003, the stated interest rate on all borrowings on a weighted average basis was approximately 4.5% at August 31, 2003 compared to 6.9% at August 31, 2002.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of August 31, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

At August 31, 2003, the Company had approximately $21 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. At August 31, 2003, borrowing availability under the Credit Facility was approximately $58 million. The Company has also entered into surety bond arrangements aggregating $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At August 31, 2003, there were an aggregate of approximately $4.2 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made in the next twelve months and anticipated licensing revenues to be received in the next nine months. The Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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


AUGUST 31, 2002 TO AUGUST 31, 2003

Net accounts receivable of $146.7 million at August 31, 2003 decreased $7.8 million or 5%, principally reflecting improved collections. Inventories of $137.6 million increased $32.3 million or 31%, principally in the tailored clothing product categories, attributable to lower than expected in-stock sales and earlier production or receipt of finished product which adversely affected both inventory and debt levels; last year's inventory levels also reflected out-of-stock conditions in selected product categories. Net properties of $29.4 million decreased $3.8 million, as capital additions were more than offset by higher depreciation expense. At August 31, 2003, total debt of $156.1 million was $10.8 million higher than the year earlier amount. Debt levels have been adversely impacted by the higher working capital requirements, partially offset by higher cash earnings. Total debt represented 46% of total capitalization at August 31, 2003 compared to 43% at August 31, 2002.


RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

Third quarter consolidated sales were $151.6 million compared to $149.3 million in 2002; the 1.5% improvement reflected higher sales in the Women's Apparel Group partially offset by a decline in the Men's Apparel Group. Within the Men's Apparel Group, its 1.2% revenue decline reflected lower in-stock tailored clothing sales partially offset by higher sportswear sales. Women's Apparel Group revenues represented approximately 10% of consolidated sales in 2003 and 8% in 2002. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 43% of total third quarter revenues compared to 40% a year ago.

The consolidated gross margin percentage to sales was 28.4% compared to 28.3% last year. The slightly higher gross margin rate compared to last year reflected an improved gross margin rate from a greater proportion of revenues from non-tailored clothing product categories, largely offset by lower gross margins attributable to certain tailored clothing inventories valued on LIFO. Consolidated selling, general and administrative expenses declined to $35.7 million in the current period from $36.2 million in 2002 on the higher sales; the ratio to sales was 23.6% in 2003 compared to 24.3% in 2002.

Consolidated earnings before interest and taxes (EBIT) were $7.9 million in 2003 compared to $6.6 million last year. The small Men's Apparel Group EBIT decline was principally attributable to its decrease in revenues and gross margins from tailored clothing products valued on LIFO. The improved EBIT in the Women's Apparel Group reflected both higher revenues and improved operating margins. Consolidated EBIT represented 5.2% of net sales in 2003 and 4.4% of net sales in 2002, with the improvement attributable to the lower operating expenses and higher sales. Interest expense was $1.8 million this period compared to $3.9 million last year. The significant decline from last year's third quarter was attributable to the drop in the weighted average interest rate principally due to the now completed refinancing actions discussed previously and the $.9 million lower non-cash amortization of debt discount and financing fees. The prior period also included refinancing expense of $2.8 million related to the August 2002 refinancing of the Company's Credit Facility. Pre-tax earnings were $6.1 million compared to a loss of $.1 million last year. After reflecting the applicable tax provision or benefit, consolidated net earnings were $3.5 million this period compared to a loss of $.1 million last year. Basic and diluted earnings per share were $.10 in 2003 compared to breakeven in 2002.

NINE MONTHS 2003 COMPARED TO NINE MONTHS 2002

Consolidated sales were $410.4 million compared to $419.2 million in 2002; the 2.1% decline was attributable to the Men's Apparel Group. Within the Men's Apparel Group, tailored clothing product revenues represented the principal component of the decline, reflecting both lower tailored clothing advance orders and lower in-stock clothing shipments, partially offset by increased sportswear product sales. Women's Apparel Group revenues, which represented approximately 9% and 8% of consolidated sales in 2003 and 2002, respectively, increased approximately $3.3 million. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented 43% of nine month sales versus 41% a year ago.

The consolidated gross margin percentage to sales was 29.5% compared to 27.6% last year, reflecting a greater proportion of revenues from non-tailored product categories, an improved gross margin rate in most product categories, and continued efficient manufacturing utilization, partially offset by an adverse impact from certain tailored clothing inventories valued on LIFO. Consolidated selling, general and administrative expenses were $106.8 million in the current period compared to $109.1 million in 2002, and represented 26.0% of sales in each year.

EBIT was $15.9 million in 2003 compared to $11.8 million in 2002 and represented 3.9% of sales in 2003 compared to 2.8% of sales in 2002. Men's Apparel Group EBIT improved from higher operating margins, partially offset by the impact of lower sales. The Women's Apparel Group EBIT increase reflected both higher sales and improved operating margins. The prior year consolidated results were favorably impacted by $4.5 million settlement proceeds related to a legal action initiated in 1999 against the provider of an enterprise resource planning software, partially offset by a $.9 million restructuring charge, primarily related to the closing of one manufacturing facility. Interest expense decreased to $5.5 million from $12.4 million last year; the decline was principally attributable to the refinancing actions discussed previously, which resulted in lower average interest rates, and $2.3 million less non-cash amortization of debt discount and financing fees. The current year-to-date period also included $.8 million pre-tax refinancing expense related to the write off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12 1/2% senior unsecured notes. The prior period included refinancing expense of $2.8 million related to refinancing the Company's Credit Facility in August 2002. Pre-tax earnings were $9.5 million this year compared to a loss of $3.5 million last year. After reflecting the applicable tax provision or benefit, consolidated net earnings were $5.6 million or $.16 per basic and diluted share this year compared to a loss of $2.1 million or $.06 per basic and diluted share last year.

While the recent retail environment has shown some indication of improvement, aggressive inventory management by some retail customers contributed to lower in-stock business and higher inventory and debt levels. Although in-stock activity for the Fall 2003 season will be a factor in fourth quarter revenues and earnings, the Company expects to report a profitable fourth quarter which would result in full year net earnings and earnings per share improving significantly compared to 2002. The Company remains focused on those areas which are controllable with the objective of achieving improved operating margins and reduced interest expense. Restructuring actions initiated in 2001 were completed in 2002, which lowered both manufacturing and administrative costs through reduced production overheads, fewer warehousing and administrative facilities and headcount reductions. Additional administrative combinations initiated during 2002 have been completed in 2003 and have reduced operating costs. During 2002, the Company put in place a financing structure complementing its operational strategies with increased borrowing capacity under a new credit facility compared to the facility it replaced. Based on the Company's current capital structure and anticipated borrowing levels and rates, interest expense in 2003 is significantly below the prior year level. The higher inventory levels experienced at August 31 compared to the year earlier period are anticipated to moderate by year end, which should result in total debt, $156.1 million at August 31, being closer to the year end 2002 amount of $123 million.

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

ITEM 3  -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations or anticipated receipts of licensing income denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of August 31, 2003, the Company had entered into foreign exchange contracts, aggregating approximately $4.2 million corresponding to approximately $3.5 million Euros primarily related to inventory purchases in the next twelve months and 56 million Japanese yen primarily related to anticipated licensing revenues to be received in the next nine months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's borrowings at August 31, 2003 under its Credit Facility would impact interest expense by approximately $1.2 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

ITEM 4 - CONTROLS AND PROCEDURES

         (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (B) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (A)      EXHIBITS:

      3-B     By-laws of the Company, as amended to the date hereof.

     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B)     REPORTS ON FORM 8-K:

              On June 25, 2003, the Company filed Form 8-K announcing results of operations for the second quarter ended May 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARTMARX CORPORATION


October 14, 2003                    By  /s/ GLENN R. MORGAN
                                       -------------------
                                       Glenn R. Morgan
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer

                                       (Principal Financial Officer)


October 14, 2003                    By  /s/ ANDREW A. ZAHR
                                       ------------------
                                       Andrew A. Zahr
                                       Vice President and Controller

                                       (Principal Accounting Officer)