Form 10-K
period 2003-11-30
HARTMARX CORP/DE
filed 2004-02-25
CIK 723371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For annual and transition reports pursuant to Sections 13 or 15(d)

of the Securities and Exchange Act of 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-8501

HARTMARX CORPORATION

A Delaware Corporation	IRS Employer No. 36-3217140

101 North Wacker Drive, Chicago, Illinois 60606

Telephone No.: 312/372-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $2.50 par value per share	New York Stock Exchange Chicago Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☒    No

The aggregate market value of common stock held by non-affiliates of the Registrant as of February 17, 2004 was $203,900,000.

On February 17, 2004, 35,386,467 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement dated February 17, 2004 for the Annual Meeting of Stockholders to be held April 15, 2004 are incorporated by reference into Part III of this report.

HARTMARX CORPORATION

PART I

Item 1—Business

General and Operating Segments

Hartmarx Corporation, a Delaware corporation, functions essentially as a holding company, overseeing the various operations of its subsidiaries and providing these subsidiaries with resources and services in financial, administrative, legal, human resources, advertising and other areas. The management of the respective operations has responsibility for optimum use of the capital invested in them and for planning their growth and development in coordination with the strategic plans of Hartmarx and the other operating entities (collectively, the “Company”).

Established in 1872, the Company believes it is the largest manufacturer and marketer of men’s suits and sport coats (“men’s tailored clothing”) in the United States. From this established position, Hartmarx has diversified into casual pants, men’s and women’s sportswear, including golfwear, dress furnishings (shirts and ties) and women’s career apparel.

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group (“MAG”) and Women’s Apparel Group. MAG designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license, to an extensive range of retail department and specialty stores. Product price points comprise luxury, premium and moderate. The Women’s Apparel Group markets women’s career apparel, sportswear and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through its catalogs and e-commerce website. The Operating Segment Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the accompanying Notes to Consolidated Financial Statements further describe the Company’s operations.

Substantially all of the Company’s products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men’s tailored clothing—Hart Schaffner Marx®, which was introduced in 1887, and Hickey-Freeman®, which dates from 1899. The Company also offers its products under other brands which it owns such as Sansabelt®, Racquet Club®, Palm Beach®, Barrie Pace®, Hawksley & Wight®, Naturalife®, Pusser’s of the West Indies®, Coppley®, Keithmoor®, Cambridge®, Royal ShirtTM and Brannoch®; and under exclusive license agreements for specified product lines including Tommy Hilfiger®, Jack Nicklaus®, Golden Bear®, Bobby Jones®, Burberry® men’s tailored clothing, Austin Reed®, Perry Ellis®, Kenneth Cole®, Ted Baker®, Evan-Picone®, Claiborne®, Pierre Cardin®, Lyle & Scott®, WimbledonTM and Andrea Jovine®. To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into over 40 license or sublicense agreements with third parties for specified product lines to produce, market and distribute products in 33 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North America and South America, selling golfwear in 32 countries.

Effective July 1, 2001, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. (“CAG”), a privately-held marketer of popular priced sportswear. This acquisition further expanded and diversified the Company’s sportswear product offerings.

During fiscal 2001, the Company initiated a number of gross margin improvement and cost reduction actions in response to reduced consumer confidence which affected sales of apparel at retail and to the overall weak apparel environment. These actions included the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, the wind-up of certain moderate tailored clothing operations, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which included costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the writedown of fixed assets to estimated fair values for facilities closed or to be closed. The Company’s operating results for fiscal 2001 also reflected additional costs and inefficiencies associated with these operations and related facility and employee reductions.

During fiscal 2002, the Company substantially completed the gross margin improvement and cost reduction actions that were initiated in fiscal 2001. The actions in fiscal 2002 included the closing of one facility engaged in sewing operations and other administrative workforce reductions. Accordingly, in fiscal 2002, the Company reported a restructuring charge of $.4 million for these actions and the resolution of several actions related to 2001, as described above. In order to further reduce the Company’s cost structure and curtail the need to eliminate additional job positions, effective February 1, 2002, all salaries exceeding $50,000 were temporarily reduced, ranging from 7% for the highest paid employees to 3% for the lowest paid. In the aggregate, the number of employees in manufacturing, selling and administrative areas was reduced by approximately 40% during fiscal 2002 and 2001. The Company currently employs approximately 4,100 people compared to 4,200 a year ago and 5,000 two years ago. These actions contributed to the reduction in overall operating expenses in 2002 and 2003.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility which replaced a $200 million facility which was to mature in June 2003. The new facility enhanced the Company’s capital structure by providing for additional borrowing availability, lower interest rates, the immediate repayment of a 10.25% term loan of $15 million, the elimination of several financial covenants and the flexibility to retire the $25.3 million of 12.5% senior unsecured notes prior to their September 2003 maturity ($15 million of notes were retired in November 2002 and the remaining $10.3 million were retired in January 2003). Total debt was reduced by $19.0 million in fiscal 2003 and $48.2 million in fiscal 2002.

This 2003 Annual Report on Form 10-K contains forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as “anticipates”, “believes”, “could”, “continues”, “estimates”, “expects”, “may”, “intends”, “projects”, “plans”, “should”, “will” or the negatives thereof or other comparable terminology. Additionally, the Company may from time to time make other oral or written statements that are also forward-looking statements. While the Company believes that the assumptions underlying such forward-looking information are reasonable based on present conditions, forward-looking statements made by the Company are not guarantees of future performance as actual results could differ materially from those expressed or implied in the forward-looking statements as a result of various factors. Accordingly, the Company has identified various important risk factors which could cause the Company’s actual financial results to differ materially from any such results which might be projected, forecasted or estimated by the Company in written or oral forward-looking statements including, but not limited to, the following:

•	The apparel environment is cyclical and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The overall retail economy in the United States could affect retailers’ expectations of future apparel product sales. A more pessimistic evaluation by retailers compared to 2003 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company’s sales and earnings could also be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

•	The Company’s largest customer represented approximately 26% of consolidated sales in fiscal 2003. The Company’s ten largest customers in 2003 represented approximately 56% of consolidated sales. The Company believes it maintains an excellent business relationship with these customers. However, an unanticipated decline in sales with the Company’s largest customers could adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase sales volume with other existing customers.

•	Substantially all of the Company’s men’s and women’s sportswear, men’s ties, women’s career wear and a portion of its men’s tailored suits, sport coats, slack and dress shirts production are manufactured utilizing independent contractors, mostly located outside of the United States. The percentage of the Company’s products manufactured or assembled outside of the United States is increasing. The Company is dependent upon the contractors’ ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, unanticipated political or economic disruptions in these countries and/or currency fluctuations could adversely impact overall Company profitability.

•	The tailored clothing market has experienced unit declines for the past several years. The Company has been, among other things, reducing overall product costs, including increased off-shore sourcing, introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. While the tailored clothing declines have demonstrated signs of abating, sales and profitability would be adversely affected if the demand in tailored clothing continues to decline.

•	Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company’s casual and sportswear product offerings may not offset the potential decline in tailored clothing unit sales.

•	Sales derived from products which utilize licensed brand names represent an important current component of the Company’s overall revenues and profitability. The Company also serves as a licensing agent for several of its principal licensors. While the Company believes the relationships with its principal licensors to be favorable and the termination of any single licensing agreement would not have a material adverse effect on its business taken as a whole, the long-term prospects of the Company assume the continuation of a significant percentage of existing licensing arrangements and ongoing consumer acceptance of the products sold under those licensed brands.

•	The Company is not dependent on any one fabric supplier. Fabric purchases from the Company’s ten largest fabric suppliers approximated 39 percent of the total fabric requirements in fiscal 2003 (down from 50 percent in fiscal 2002). As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from these suppliers could adversely affect production scheduling and ultimately the Company’s ability to meet customer delivery dates.

•	Following the refinancing of its senior credit facility in August 2002, the Company believes its liquidity and expected cash flows are sufficient to finance its operations. However, if current economic trends worsen, operating cash flow and capital resources could be reduced. During 2003, the Company’s variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $90 million under its senior credit facility. The Company experienced a favorable reduction in the applicable borrowing rate benchmarks effective August 30, 2002 with the new credit facility, reducing borrowing costs compared to the replaced facility. A large increase in total borrowings and/or in the borrowing rates under the senior credit facility could adversely affect profitability.

•	The Company is not aware of and has assumed no significant adverse impact of pending or threatened litigation matters.

Certain of the above described risk factors are also discussed in the “Liquidity and Capital Resources” caption in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Products Produced and Services Rendered

The Company’s merchandising strategy is to market a wide selection of men’s tailored clothing, sportswear and dress furnishings, and women’s career apparel and sportswear across a wide variety of fashion directions, price points and distribution channels. MAG represented approximately 89% of sales in 2003 and 91% of sales in 2002 and 2001. Women’s Apparel Group represented approximately 11% of sales in 2003 and 9% of sales in 2002 and 2001. As a manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Its men’s tailored clothing and slacks are manufactured in seven Company operated facilities located in the United States and three facilities in Canada, as well as at numerous independent contractors located principally outside of the United States. Some of the Company’s dress furnishings are produced at a Company operated facility in Canada. However, the Company utilizes domestic and foreign contract manufacturers to produce a substantial portion of its non-tailored clothing products, principally men’s and women’s sportswear, as well as women’s career apparel and sportswear in accordance with Company specifications and production schedules. Approximately one-third of the direct to consumer sales within the Women’s Apparel Group are of products directly sourced by the Company.

Sources and Availability of Raw Materials

Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company’s principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company’s specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company’s exclusive use. Approximately 75 percent of the raw materials purchased by the Company is acquired from foreign mills. Purchases from foreign mills, especially with respect to higher quality fabrics, have increased in recent years reflecting both enhanced diversity of available styles relative to United States sourced fabric and reduced duties on such foreign purchases. A substantial portion of these purchases is denominated in United States dollars. Purchases from the Company’s largest fabric supplier represented approximately 5% of the Company’s total fabric requirements in fiscal 2003, down from 8% in 2002 and approximately 11% in 2001. No other supplier accounts for over 5% of the Company’s total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

Product lines are developed primarily for two major selling seasons, spring and fall, with smaller lines for the summer and holiday seasons. The majority of the Company’s products are purchased by its customers on an advance order basis, five to seven months prior to shipment. Seasonal commitments for a portion of the expected requirements are made approximately three to five months in advance of the customer order. Certain of the Company’s businesses maintain in-stock inventory programs on selected product styles giving customers the capability to order electronically with resulting shipment within one to two business days. Programs with selected fabric suppliers provide for availability to support in-stock marketing programs. The normal production process from fabric cutting to finished production is five to six weeks for tailored suits and sport coats and three to four weeks for tailored slacks. A substantial portion of sportswear and women’s apparel is produced by unaffiliated contractors utilizing Company designs.

Competition and Customers

The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men’s clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men’s tailored clothing and men’s slacks with expected retail prices over $50. The Company’s women’s apparel sales do not represent a significant percentage of the total market for women’s apparel sales. The Company’s customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. Sales in the United States were approximately 96% of total revenues. The Company’s largest customer, Dillard’s Department Stores, represented approximately 26%, 21% and 21% of consolidated sales in 2003, 2002 and 2001, respectively. No other customer exceeded 9% of net sales. The Company’s top ten customers represented approximately 56% of sales in 2003, 54% in 2002 and 51% in 2001.

Trademarks, Licensing Agreements and Research

A significant portion of the Company’s sales are of products carrying brands and trademarks owned by the Company. As noted previously, the Company also manufactures and markets products pursuant to exclusive license agreements with others. While the terms and duration of these license agreements vary, typically they provide for certain minimum payments and are subject to renewal and renegotiation.

In the apparel industry, new product development is directed primarily towards new fashion and design changes and does not require significant expenditures for research. The Company’s fixed assets include expenditures for new equipment developed by others. The Company does not spend material amounts on research activities relating to the development of new equipment.

Conditions Affecting the Environment

Regulations relating to the protection of the environment have not had a significant effect on capital expenditures, earnings or the competitive position of the Company. The making of apparel is not energy intensive, and the Company is not engaged in producing fibers or fabrics.

Employees

The Company presently has approximately 4,100 employees, of which approximately 93% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

Seasonality; Working Capital

The men’s tailored clothing business has two principal selling seasons, spring and fall. Additional lines for the summer and holiday seasons are marketed in men’s and women’s sportswear. Men’s tailored clothing, especially at higher price points, generally tends to be less sensitive to frequent shifts in fashion trends, economic conditions and weather, as compared to men’s sportswear or women’s career apparel and sportswear. While there is typically little seasonality to the Company’s sales on a quarterly basis, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the distribution of sales across retail trade channels and overall product mix between traditional and fashion merchandise. The Company generally receives advance orders from its wholesale customers approximately five to seven months prior to shipment. Some of the Company’s operating businesses also routinely maintain in-stock positions of selected inventory in order to fill customer orders on a quick response basis.

Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 60 days from the date of shipment. With respect to the tailored clothing advance order shipments, customary industry trade terms are 60 days. In-stock shipments generally have 30 day terms. Peak borrowing levels occur in late March and September, just prior to the collection of receivables from men’s tailored clothing advance order shipments. Additional borrowing availability under the Credit Facility is usually lowest in January and July, and highest in May and November.

Availability of Reports Filed with the Securities and Exchange Commission, Code of Conduct, Corporate Governance Guidelines and Charters for Committees of the Board of Directors

We make available free of charge through our website, www.hartmarx.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Also available on our website under the heading “Investor Information” are current copies of the Company’s Corporate Governance Guidelines, and Charters for the Audit and Finance, Compensation and Stock Option, and Nominating and Governance Committees of the Board of Directors. Print copies of the current Corporate Governance Guidelines, or the respective committee charters are also available at no charge to stockholders upon request addressed to the Corporate Secretary at Hartmarx Corporation, 101 North Wacker Drive, Chicago, IL 60606. The Company’s Code of Conduct and Ethics will be available on the Company’s website under the heading “Investor Information” not later than the date of the Company’s annual meeting on April 15, 2004. Our internet website and the information contained therein or incorporated therein are not intended to be and are not incorporated into this Annual Report on Form 10-K.

Item 2—Properties

The Company’s principal executive and administrative offices are located in Chicago, Illinois. Its office, manufacturing and distribution operations are conducted at the following locations:

Location	Approximate floor area in square feet	Principal Use	Expiration date of material leases
Anniston, AL	72,000	Manufacturing	2005
Buffalo, NY	280,000	Manufacturing; distribution; office	2015
Cape Girardeau, MO	171,000	Manufacturing; distribution	*
Chaffee, MO	28,000	Distribution	2009
Chicago, IL	77,000	Executive and admin. offices	2009
Des Plaines, IL	361,000	Manufacturing; distribution	*
Easton, PA	220,000	Distribution; office	*
Erlanger, KY	115,000	Distribution	2004
Michigan City, IN (2 locations)	266,000	Distribution; office	*
New York, NY (9 locations)	110,000	Sales offices/showrooms/retail store	2005
Rector, AR	52,000	Manufacturing	*
Rochester, NY	223,000	Manufacturing; distribution; office	*
Rock Island, IL	43,000	Manufacturing	*
Rouses Point, NY	30,000	Distribution	2006
Hamilton, Ontario, Canada (3 locations)	163,000	Manufacturing; distribution; office	2008
Concord, Ontario, Canada	24,000	Manufacturing	2005

*Properties owned by the Registrant

The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the “Commitments and Contingencies” note to the Consolidated Financial Statements of this Form 10-K.

Substantially all of the Company’s assets, including real property and equipment, are pledged as security under its senior credit facility or subject to mortgages with other lenders.

Item 3—Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Each of the executive officers of the Company listed below has served the Company in various executive capacities for at least the past five years. Each corporate officer is elected annually by the Board of Directors, normally for a one-year term and is subject to removal powers of the Board.

Name	Position	Age	Years of Service with Company
Elbert O. Hand	Chairman (Director since 1984)	64	39
Homi B. Patel	President and Chief Executive Officer (Director since 1994)	54	24
Glenn R. Morgan	Executive Vice President, Chief Financial Officer and Treasurer	56	24
Taras R. Proczko	Senior Vice President, General Counsel and Secretary	49	23
Andrew A. Zahr	Vice President and Controller; Chief Accounting Officer	60	31

Mr. Hand was elected to his current position as Chairman in October 1992. From October 1992 until April 2002, he served as Chief Executive Officer. Mr. Hand will be retiring as Chairman in June 2004 but will continue to serve on the Board of Directors.

Mr. Patel was elected to his current position as President and Chief Executive Officer in April 2002. From February 1993 to April 2002, he served as President and Chief Operating Officer.

Mr. Morgan was elected to his current position as Executive Vice President, Chief Financial Officer and Treasurer in April 2001. From September 1995 to April 2001, he served as Executive Vice President and Chief Financial Officer.

Mr. Proczko was elected to his current position as Senior Vice President, General Counsel and Secretary in December 2001. From January 2000 to December 2001, he served as Vice President, Corporate Counsel and Secretary. From March 1993 to January 2000, he served as Assistant General Counsel.

Mr. Zahr was elected to his current position as Vice President and Controller in April 1998.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company’s common stock for the past three fiscal years were as follows:

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	$2.72	$1.82	$1.85	$1.18	$3.78	$2.28
Second Quarter	2.68	1.90	3.02	1.29	3.61	2.55
Third Quarter	3.56	2.37	2.61	1.50	3.75	1.95
Fourth Quarter	4.62	3.39	2.80	1.90	3.53	1.53

The most recent quarterly dividend paid was in November 1991, in the amount of $.15 per share. Generally, dividends may be paid so long as excess borrowing availability, as set forth in the Credit Facility, exceeds $25 million, after reflecting the payment of such dividends.

As of February 17, 2004, there were approximately 3,690 holders of the Common Stock. The number of holders was estimated by adding the number of registered holders furnished by the Company’s registrar together with the number of participants in the Company’s Savings Investment and Stock Ownership Plan.

Item 6—Selected Financial Data

The following table summarizes data for the fiscal years 1999 through 2003. The Company’s complete audited financial statements and notes thereto for the three years ended November 30, 2003 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data In Thousands, Except Per Share Data For Years Ended November 30	2003	2002(1)	2001(2)	2000	1999(3)
Net sales	$561,849	$570,300	$600,200	$678,835	$726,805
Licensing and other income	1,898	2,723	3,098	3,114	2,894
Cost of sales	392,350	405,822	448,693	491,011	541,730
Selling, general and administrative expenses	148,788	150,201	158,034	164,205	156,560
Restructuring charge	—	(366)	(11,625)	—	—
Settlement proceeds re: termination of systems project	—	4,500	—	—	—
Non-cash charge re: termination of systems project	—	—	—	—	(11,195)
Earnings (loss) before interest and taxes	22,609	21,134	(15,054)	26,733	20,214
Interest expense	(7,429)	(15,509)	(14,409)	(15,686)	(17,669)
Refinancing income (expense)	(795)	(4,202)	(114)	349	—
Earnings (loss) before taxes	14,385	1,423	(29,577)	11,396	2,545
Tax (provision) benefit	(5,680)	(557)	11,683	(4,489)	(965)
Net earnings (loss)	8,705	866	(17,894)	6,907	1,580
Diluted earnings (loss) per share	.25	.02	(.60)	.23	.05
Cash dividends per share	—	—	—	—	—
Diluted average number of common shares and equivalents	34,456	33,662	30,013	29,568	32,861

Balance Sheet Data In Thousands, Except Per Share Data At November 30
Cash and cash equivalents	$2,964	$6,854	$1,555	$1,755	$2,133
Accounts receivable	117,778	126,221	140,163	134,148	146,135
Inventories	124,010	115,175	150,394	170,550	179,552
Other current assets	19,770	17,912	24,685	24,193	18,903
Net properties	29,323	32,555	35,691	36,407	38,994
Prepaid and intangible pension asset	60,871	64,527	14,462	21,182	25,867
Goodwill/other assets/deferred taxes	84,659	92,039	76,190	46,528	51,988
Total assets	439,375	455,283	443,140	434,763	463,572
Accounts payable and accrued expenses	78,342	83,875	85,709	107,228	99,271
Total debt	104,404	123,364	171,553	125,547	170,373
Minimum pension liability	64,178	69,473	—	—	—
Shareholders’ equity	192,451	178,571	185,878	201,988	193,928
Equity per share	5.49	5.21	6.15	6.79	6.59

Other Data In Thousands For Years Ended November 30
Depreciation and amortization of fixed assets	5,870	6,291	6,840	7,100	7,083
Capital expenditures	2,566	3,351	9,801	4,494	7,820

(1)	2002 results reflect a restructuring charge of $.4 million and $4.5 million settlement proceeds related to a legal action initiated in 1999 against the provider of an enterprise resource planning software.

(2)	2001 results reflect restructuring charges of $11.6 million, as well as additional non-recurring items included in cost of sales and operating expense captions, all associated with the Company’s facility closings and other cost reduction actions.
(3)	1999 results reflect a second quarter non-cash writedown of systems development costs of $11.2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provide additional information relating to the comparability of the information presented above.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group (“MAG”) and Women’s Apparel Group. MAG designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women’s Apparel Group markets women’s career apparel, sportswear and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website.

Implementation of the Company’s operational strategies during the three-year period ended November 30, 2003 resulted in improvements in pre-tax earnings to $14.4 million in 2003 compared to pre-tax earnings of $1.4 million in 2002 and a pre-tax loss of $29.6 million in 2001; the earnings improvement was attributable to higher margins, as revenues declined during this three-year period to $561.8 million from $600.2 million. The earnings recovery and emphasis on working capital management were important factors in entering into a new Senior Credit Facility in August, 2002 enabling the early retirement of $40 million of high cost debt, significantly lowering interest expense to $7.4 million in 2003 from $15.5 million in 2002 and $14.4 million in 2001, and improving overall liquidity. Total debt of $104.4 million at November 30, 2003 declined $67 million from $171.6 million at November 30, 2001.

The Company’s principal operational challenges have been to address the following:

•	The widespread casual dressing in the workplace, which was a major contributor to the overall market decline for tailored clothing products, especially for tailored suits, the Company’s core product offering.

•	The need to diversify the Company’s product offerings in non-tailored product categories in light of the declining demand for tailored clothing.

•	The market share declines experienced by certain department store retailers, an important distribution channel for the Company.

Following the introduction of Bobby Jones and Nicklaus golfwear more than a decade ago, the Company has gradually expanded its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions, including the acquisition of the Consolidated Apparel Group (“CAG”) during 2001. This product diversification has also opened up or expanded distribution channels for the Company’s products, such as through resort and “green grass” golf shops for the Company’s golf lines, warehouse clubs for moderate-priced sportswear and most recently, internet-based marketing for certain womenswear products. Sales of non-tailored apparel (men’s sportswear, golfwear, slacks and womenswear) increased to 44% of total sales in 2003 from 42% in 2001.

The Company began reducing the number of its domesticly owned tailored clothing facilities during the 1990’s in response to declining demand, and initiated sourcing of moderate-priced tailored clothing from non-domestic unaffiliated contractors in order to lower costs and improve margins. During 2001, the recessionary economic climate and generally weak apparel sales at retail resulted in the Company accelerating its gross margin improvement and cost reduction actions initiated previously. The actions during 2001 included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which included costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the write-down of fixed assets to estimated fair values for facilities closed or to be closed. In addition to the restructuring charge, operating results for 2001 reflected other costs and inefficiencies included in the reported cost of sales and selling, general and administrative expense captions in the accompanying Consolidated Statement of Earnings associated with the wind-up of certain operations, primarily associated with moderate tailored clothing product categories, facility closings and employee reductions. One additional manufacturing facility was closed in 2002.

The improved operating results in 2002 and 2003 reflected the effect of the gross margin improvement and cost reduction actions. Consolidated gross margins increased during this three-year period to 30.2% in 2003 from 25.2% in 2001, reflecting lower product costs, improved manufacturing utilization of owned manufacturing facilities, elimination of lower margin programs and product offerings, and the changing product mix. Selling, general and administrative expenses have declined to $148.8 million in 2003 from $158.0 million in 2001, reflecting the effect of the restructuring actions and overall employment reductions in non-production areas of the Company. Based on current business conditions, the Company anticipates a low to mid single digit sales increase in 2004 compared to 2003, principally in the non-tailored product categories. Net earnings in 2004 are anticipated to increase from 2003 in the range of 25% to 40% from the higher sales and further improvement in operating margins.

Results of Operations

Consolidated revenues were $561.8 million in 2003 compared to $570.3 million in 2002 and $600.2 million in 2001. Earnings before interest, refinancing expense and taxes (“EBIT”) were $22.6 million in 2003 compared to earnings of $21.1 million in 2002 and a loss of $15.1 million in 2001. Results for 2002 included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software, as well as $.4 million of restructuring charges, principally related to the closing of one manufacturing facility. Results for 2001 included restructuring charges of $11.6 million as well as costs and expenses included as a component of cost of sales and operating expenses associated principally with the wind-up of certain moderate tailored clothing operations, which included such items as underutilization of production facilities prior to closing and inventory losses associated with operations being eliminated.

The following summarizes sales and EBIT for the Company’s business segments (in millions):

	Year Ended November 30,
	2003	2002	2001
Sales:
Men’s Apparel Group	$501.7	$521.1	$547.4
Women’s Apparel Group	60.1	49.2	52.8

Total	$561.8	$570.3	$600.2

EBIT:
Men’s Apparel Group	$29.9	$30.6	$2.6
Women’s Apparel Group	4.3	(0.9)	(3.1)
Other and adjustments	(11.6)	(8.6)	(14.6)

Total	$22.6	$21.1	$(15.1)

In the above table for 2002, the $.4 million restructuring charge is reflected as a reduction to MAG EBIT and the $4.5 million of settlement proceeds is included in the “Other and adjustments” caption, which represents expenses not directly allocated to a particular operating segment. Of the $11.6 million restructuring charges incurred in 2001, $9.5 million was attributable to MAG with the remainder included in the “Other and adjustments” caption.

MAG sales were $501.7 million in 2003, $521.1 million in 2002 and $547.4 million in 2001. The revenue decline in 2003 compared to 2002 was primarily attributable to lower tailored clothing product revenues, reflecting both lower tailored clothing advance orders and in-stock shipments, partially offset by higher sportswear product sales. Tailored clothing product revenues also represented the principal component of the overall revenue decline in 2002 compared to 2001, reflecting both lower tailored clothing advance orders and the actions initiated in prior years to reduce revenues in lower profit potential moderate priced tailored clothing product categories; these declines were partially offset by higher in-stock tailored clothing shipments and incremental sportswear product sales. Effective July 1, 2001, the Company acquired certain assets, properties and operations of CAG, a privately held marketer of popular priced sportswear. MAG EBIT was $29.9 million in 2003 compared to $30.6 million in 2002 and $2.6 million in 2001, with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. Although MAG revenues declined $19.4 million in 2003 from 2002, EBIT was only $.7 million lower, reflecting a higher gross margin rate from the higher sportswear sales and the continuing favorable gross margin effects of restructuring actions taken in prior years. The $28.0 million improvement in 2002 EBIT compared to 2001 reflected the favorable effect of the restructuring actions in 2001, which more than offset the unfavorable impact of the lower sales, and the full year costs associated with the New York City Hickey-Freeman retail store which opened in October 2001.

Women’s Apparel Group sales, comprising approximately 11% of consolidated sales in 2003 compared to 9% in 2002 and 2001, aggregated $60.1 million in 2003, $49.2 million in 2002 and $52.8 million in 2001. The 2003 revenue increase was principally attributable to the launching of two branded programs during the year to retail customers as well as higher direct-to-consumer website sales. Revenues in 2002 were adversely affected by lower in-stock and direct-to-consumer catalog revenues due to the generally soft retail climate. Women’s Apparel Group generated EBIT of $4.3 million in 2003 compared to losses of $.9 million in 2002 and $3.1 million in 2001. The EBIT improvement in 2003 from 2002 was principally attributable to both the increased sales and improved operating margins. The operating loss in 2002, while improved from 2001, reflected the impact of the lower sales; operating margins in 2002 and 2001 were also adversely impacted by higher levels of customer allowances and inventory markdowns required to liquidate surplus inventories, as well as higher product development and catalog costs.

Gross Margins. The consolidated gross margin percentage of sales was 30.2% in 2003, 28.8% in 2002 and 25.2% in 2001. The improvement in the 2003 gross margin rate compared to 2002 as well as 2002 compared to 2001 reflected the favorable impact from the restructuring actions, ongoing programs to improve manufacturing utilization in owned facilities, reduced duties on fabric purchases, additional utilization of off-shore contractors for moderate priced tailored clothing, and from product mix changes with sportswear and womenswear products realizing a higher gross margin rate on sales compared to tailored clothing. MAG and Women’s Apparel Group gross margins each improved in 2003 compared to 2002 and in 2002 compared to 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $148.8 million in 2003, $150.2 million in 2002 and $158.0 million in 2001. As a percentage of sales, the expense ratio was 26.5% in 2003 compared to 26.3% in 2002 and 26.3% in 2001. The increase relative to sales in 2003 compared to 2002 in part reflected changes in revenue mix towards men’s sportswear and women’s products with higher gross margin and operating expense ratios to sales. The small dollar decrease in 2003 compared to 2002 reflected the continuing effect of the restructuring actions and overall employment declines, although the expense ratio increased slightly due to the lower sales. The $7.8 million decrease in 2002 compared to 2001 reflected the effect of the favorable restructuring actions initiated during 2001, including the overall employment reductions and the salary reduction program effective February 1, 2002 for all employees earning more than $50,000. Partially offsetting these reductions during 2002 were $6.8 million of incremental expenses related to the inclusion of CAG and the Hickey-Freeman New York City store for the full year.

Advertising expenditures, including costs related to the Barrie Pace catalogs, were $20.3 million in 2003, $21.6 million in 2002 and $25.2 million in 2001, representing 3.6%, 3.8% and 4.2% of consolidated sales, respectively. The $1.3 million decline in 2003 was principally in the women’s apparel segment, reflecting fewer catalog pages and mailings due to a greater emphasis on lower cost website opportunities. The $3.6 million decline in 2002 compared to 2001 primarily reflected reduced MAG expenditures in light of the lower sales.

Earnings before Interest and Taxes (“EBIT”). EBIT was $22.6 million in 2003, $21.1 million in 2002 and a loss of $15.1 million in 2001, representing 4.0%, 3.7%, and (2.5%) of sales, respectively. As noted previously, fiscal 2002 included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software. The restructuring charge in 2002 consisted of $.9 million related to the costs of closing one manufacturing facility, partially offset by $.5 million of favorable adjustments from proceeds received in disposing of three production and administrative facilities which exceeded the fair values established in 2001 when the facilities were closed. The $11.6 million restructuring charge in 2001 included costs related to closing six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, severance and fringe benefits related to manufacturing employees, voluntary early retirement programs and other administrative workforce reductions and writedown of fixed assets to estimated fair values.

Interest Expense. Interest expense was $7.4 million in 2003, $15.5 million in 2002 and $14.4 million in 2001, representing 1.3% of sales in 2003, 2.7% in 2002 and 2.4% in 2001. The $8.1 million decrease in 2003 from 2002 was principally attributable to the August 2002 refinancing, which enabled the Company to retire $40 million of high cost debt during the August 2002 through January 2003 period and reduce the effective interest rate on borrowings under its senior credit facility. Although average borrowing levels declined in 2002 compared to 2001, interest expense increased due to changes in the debt mix resulting in both higher effective borrowing rates and higher amortization of financing fees and expenses. Interest expense included non-cash amortization of financing fees and expenses of $.6 million in 2003, $1.6 million in 2002 and $.7 million in 2001. Fiscal 2003 and 2002 also included $.1 million and $2.1 million, respectively, of interest expense representing debt discount amortization related to the 12.5% senior unsecured notes. The effective interest rate for all borrowings, including non-cash amortization costs, was 5.5% in 2003, 10.7% in 2002 and 8.7% in 2001. The Company’s weighted average short term borrowing rate was 3.8% in 2003, 6.5% in 2002 and 7.5% in 2001.

Refinancing Expense. Fiscal 2003 included $.8 million related to the write-off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12.5% senior unsecured notes. The $4.2 million of refinancing expense in 2002 comprised $2.8 million related to the write-off of unamortized financing fees under the replaced credit facility and $1.4 million attributable to the write-off of unamortized debt discount and financing fees from the early retirement of $15 million of the $25.3 million of 12.5% senior unsecured notes. There was also a small amount in 2001 related to the purchase of the Company’s then outstanding 10.875% Senior Subordinated Notes.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 is applicable for the Company’s 2003 fiscal year beginning December 1, 2002. SFAS 145, among other things, proscribes that any gain or loss on extinguishment of debt that does not meet the criteria of Opinion 30, as amended, will no longer be classified as an extraordinary item. Accordingly, the previously reported extraordinary items related to refinancing were reclassified as refinancing expense when reporting results for prior periods.

Net Earnings (Loss). Pre-tax earnings improved to $14.4 million in 2003 compared to $1.4 million in 2002 and a loss of $29.6 million in 2001. After reflecting an effective tax rate of 39.5% in 2003 and 2001, and 39.1% in 2002, net earnings were $8.7 million or $.25 per diluted share in 2003 compared to earnings of $.9 million or $.02 per diluted share in 2002 and a loss of $17.9 million or $.60 per diluted share in 2001.

Liquidity and Capital Resources

Total debt at November 30, 2003 of $104.4 million decreased $19.0 million compared to the year earlier level. The reduction was funded primarily from the cash provided by operating activities, principally pre-tax earnings. Cash balances were $3.0 million at November 30, 2003 and $6.9 million at November 30, 2002. As discussed below, the Company has significant federal tax operating loss carryforwards available to offset current taxable income otherwise payable. While not impacting overall debt levels, the Company retired the remaining $10.3 million face value of its 12.5% senior unsecured notes in January 2003, following the $15 million early retirement in November 2002, utilizing availability under its Credit Facility, actions which contributed to the lower interest expense during 2003. The $15.6 million of borrowings classified as current at November 30, 2003 reflects anticipated debt reduction during fiscal 2004. Total debt, including borrowings classified as short term, represented 35% of the Company’s total $297 million capitalization at November 30, 2003, compared to 41% at November 30, 2002. The lower debt capitalization ratio was attributable to the decrease in total debt and higher shareholders’ equity at November 30, 2003 compared to 2002.

The information provided below describing the Company’s debt, credit facilities, guarantees and future commitments is included here to facilitate a review of the Company’s liquidity, pursuant to the Securities and Exchange Commission (“SEC”) Financial Reporting Release No. 61.

On January 16, 2002, the Company completed an exchange offer for its then outstanding 10.875% senior subordinated notes (“Old Notes”) due in January 2002, originally issued in March 1994 as part of a $100 million public offering. For each $1,000 principal amount of Old Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of 12.5% senior unsecured notes (“New Notes”) due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Old Notes then outstanding were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes were recorded at estimated fair value, net of unamortized debt discount. The New Notes were callable at face value in whole or in part at any time prior to maturity.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the new Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid. The new Credit Facility has a three and one-half year term (i.e., through February 2006) with an additional one year renewal at the Company’s option (i.e., through February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 3.5% at November 30, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. In November 2002, $15 million face value of the New Notes were retired and the remaining $10.3 million of New Notes were retired in January 2003. At November 30, 2003, the stated interest rate on all borrowings on a weighted average basis was approximately 4.9% compared to 5.9% at November 30, 2002.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of November 30, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which can affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

Risk factors are described in Item 1—Business of this Form 10-K. The following summarizes certain of the risk factors included in Item 1:

•	The apparel environment is cyclical, and the level of consumer spending on apparel can decline during recessionary periods when disposable incomes decline. The tailored clothing market relating to suits has experienced unit declines over the past several years. If the tailored clothing market continues to decline, sales and profitability would be adversely affected.

•	Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these sportswear and casual product offerings may not offset the declines in the tailored clothing unit sales.

•	The Company’s customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2003 and 2002. The ten largest customers represented approximately 56% of consolidated sales during fiscal 2003 with the largest customer representing approximately 26% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

At November 30, 2003, the Company had approximately $23 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. At November 30, 2003, additional borrowing availability under the credit facility was $95 million. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. During fiscal 2003, additional availability levels ranged from $25 million to $96 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At November 30, 2003, there were an aggregate of approximately $5.1 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made in the next twelve months and anticipated licensing revenues to be received in the next three months. Other than the Company’s ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

The Company’s various borrowing arrangements are described in the accompanying Notes to the Consolidated Financial Statements and are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency “triggers” which would impact either the borrowing rate or borrowing commitment.

Off-Balance Sheet Arrangements. The Company has not entered into off balance sheet financing arrangements, other than operating leases, and has made no financial commitments or guarantees with any unconsolidated subsidiaries or special purpose entities. All of the Company’s subsidiaries are wholly owned and included in the accompanying consolidated financial statements. There have been no related party transactions nor any other transactions which have not been conducted on an arm’s-length basis.

The Company believes that its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects.

The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing borrowing arrangements, lease obligation commitments and other contractual obligations. The following presents a summary of the Company’s significant contractual obligations:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term Debt	$0.6	$70.1	$5.8	$27.9	$104.4
Capital Leases	—	—	—	—	—
Operating Leases	11.3	20.5	19.5	39.2	90.5
Unconditional Purchase Obligations	—	—	—	—	—
Purchase Commitments	40.1	—	—	—	40.1
Other Long-Term Obligations	19.4	21.6	4.1	2.0	47.1

Total	$71.4	$112.2	$29.4	$69.1	$282.1

Purchase commitments represent outstanding purchase commitments primarily related to the purchase of raw materials and finished goods.

Other long term obligations comprise minimum obligations related to licensing and employment agreements. With respect to licensing arrangements, the Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum payments of approximately $16.9 million in 2004, $20.7 million in 2005 and 2006, $4.1 million in 2007 and 2008, and $2.0 million thereafter.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $2.5 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements in addition to reimbursement payments to eliminate the effect of any excess personal income taxes, if any, associated with these payments.

Pension Plans. At November 30, 2003, the accumulated benefit obligation related to the Company’s pension plans was approximately $230 million. The Company contributed $8.9 million to the plans in 2003 and $12.6 million in 2002. Contributions to be made during fiscal 2004 are currently estimated at approximately $10 million. Funding requirements applicable to fiscal 2005 and subsequent years will be determined, in part, after consideration of fair market value of plan assets at the end of fiscal 2004 and the appropriate discount rate; however, it is not anticipated that funding requirements in 2005 will be significantly different than that experienced over the past several years.

Pension expense for the Company’s plans reflected in the accompanying financial statements, including amounts applicable to the non-qualified supplemental pension plan, was $9.0 million in 2003, $8.8 million in 2002 and $7.1 million in 2001. The principal assumptions to be utilized for 2004 in the determination of annual pension expense for financial reporting purposes are as follows:

Discount rate	6.25%
Return on plan assets	8.75%
Rate of compensation increase	4.00%

The discount rate was based on a review of published aggregate corporate long term bond rates and participants’ age and service levels. The asset return assumption takes into consideration expected long term returns based upon the weighted allocation of equities, fixed income and other asset components comprising the plan’s assets at November 30, 2003. The rate of compensation increase considers both historical and anticipated rates of future salary and other contingent compensation. The following illustrates the sensitivity to a one quarter percent (.25%) change in assumptions on annual pension expense based upon the most recent available actuarial valuation during 2003 and asset levels at November 30, 2003 (in millions):

Discount rate	$.5
Return on plan assets	.4
Rate of compensation increase	.1

Other Balance Sheet Components Impacting Liquidity. During 2003, the principal working capital components (i.e., receivables and inventories net of accounts payable and accrued expenses) had a small year over year aggregate increase following a significant reduction in requirements during 2002 compared to 2001. At November 30, 2003, net accounts receivable of $117.8 million decreased $8.4 million or 6.7% from November 30, 2002, principally attributable to improved collections. Inventories at November 30, 2003 were $124.0 million compared to $115.2 million at November 30, 2002 and $150.4 million at November 30, 2001. The 7.7% increase at year end 2003 compared to 2002 was principally attributable to earlier receipts relating to fiscal 2004 shipments; earlier in fiscal 2003, inventory levels were considerably higher, primarily in the tailored clothing product categories due to lower then expected in-stock sales and earlier production or receipt of finished products. Inventory levels at year-end 2002 also reflected out of stock conditions in selected product categories. The inventory reduction of 23% at November 30, 2002 vs. 2001 reflected, among other things, the lower sales and related actions to reduce inventory levels in light of the generally lackluster environment at retail for apparel products, as well as the de-emphasis or elimination of certain brands or programs that did not offer the prospects of adequate profitability over the longer term.

Deferred income taxes at November 30, 2003 aggregated $68.2 million compared to $73.1 million at November 30, 2002. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires, among other things, the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, a periodic evaluation of the likelihood that the deferred tax assets are realizable and the establishment of a valuation allowance, in certain circumstances, to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it is more likely than not that its deferred tax assets will be fully realized and that a tax valuation reserve is not required. Approximately $54 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 2003, the Company had approximately $132 million of federal tax operating loss carryforwards available to offset future taxable income. Approximately $112 million of the $132 million of available operating loss carryforwards expire over the 2007-2010 periods, with the remainder expiring through 2022. As of November 30, 2003, the Company has concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards.

At November 30, 2003, net properties of $29.3 million decreased by $3.2 million, as capital additions were more than offset by depreciation expense. Capital additions were $2.6 million in 2003 compared to $3.4 million in 2002 and $9.8 million in 2001. Capital expenditures in 2001 included $5.9 million related to the new Hickey-Freeman flagship store and leasehold improvements for sportswear offices in New York City. Capital additions for 2004 are anticipated to approximate $5 million related to both owned manufacturing facilities and several additional Bobby Jones stores following the one opened during 2003 in Atlanta. Covenants under existing lending arrangements are not restricting capital additions otherwise being considered by the Company. Depreciation expense was $5.9 million in 2003, $6.3 million in 2002 and $6.8 million in 2001.

Shareholders’ equity of $192.5 million at November 30, 2003 represented $5.49 book value per share compared to $5.21 book value per share at November 30, 2002. The $13.9 million equity increase during 2003 reflected the net earnings for the year, ongoing equity sales to employee benefit plans, recognition of previously unearned employee benefits and the adjustment of the additional minimum liability related to the Company’s pension plan. Dividends have not been paid since 1991. During the first quarter of fiscal 2004, approximately $.8 million of the $1.3 million of unearned employee benefits reflected as a reduction of shareholders’ equity at November 30, 2003 will be recognized as compensation expense, principally attributable to the performance based vesting on February 10, 2004 of 606,500 restricted stock awards resulting from the market price of common shares exceeding $4.25 for thirty consecutive calendar days.

Critical Accounting Policies

The information provided below describing critical accounting policies is pursuant to Securities and Exchange Commission Financial Reporting Release No. 60 directing registrants to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements.

The Company’s significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management with due consideration given to materiality. Accordingly, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

•	Receivables, net of allowances—At November 30, 2003, accounts receivable, net of allowances, were $117.8 million. Net receivables were determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the current economic environment. Amounts associated with potential return of products as well as customer chargebacks, net of expected recoveries, are reflected in net accounts receivable. These types of allowances are reflected as a reduction of sales upon the determination that such allowances are reasonably estimatible and probable. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations, including those to the Company, could be adversely affected by declining sales of apparel at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

•	Inventory valuation—At November 30, 2003, inventories were $124.0 million, and reflected the LIFO valuation method for certain work-in-process and finished goods, as well as reductions from cost when required in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus inventories. Additional downward valuation adjustments could be required should the current economic climate significantly worsen, resulting in retailers being unwilling to accept deliveries of advance orders placed (or the Company electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), or if a significant contraction were to occur in demand for the Company’s “in-stock” replenishment business for selected product categories. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

•

Deferred tax assets—At November 30, 2003, the accompanying Consolidated Balance Sheet reflected $68.2 million of deferred tax assets, a majority of which related to tax operating loss carryforwards. As described in the Notes to Consolidated Financial Statements, the Company had approximately $132 million of tax operating loss carryforwards available to offset future taxable income, of which approximately $110 million expire in the 2007-2009 period. In general, such carryforwards must be utilized within 15 years of incurring the net operating loss (within 20 years with respect to the tax loss incurred in 2001). At November 30, 2003, the Company concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards and no tax valuation allowance was required. A tax valuation reserve could be required in whole or in part in the future should the Company’s actual earnings or prospective earnings decrease the likelihood that sufficient taxable earnings will be generated to fully utilize the available carryforwards. Fully utilizing the $110 million available operating loss carryforwards expiring by the end of fiscal 2009 would require average annual taxable earnings of approximately $18 million over the 2004-2009 period.

•	Goodwill and other intangible assets—Goodwill represents the excess of the purchase price paid over the value of net tangible assets of businesses acquired. Effective December 1, 2001, goodwill and other indefinite-lived intangible assets are not being amortized, but instead are tested for impairment on an annual basis or more frequently if impairment indications arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, were performed by the Company in the second quarter of 2003. This evaluation indicated that no impairment adjustment was required. Aggregate goodwill of $23.2 million at November 30, 2003 increased $1.5 million during the year primarily from the additional contingent consideration earned by the seller of the CAG business pursuant to the purchase agreement. Goodwill may increase further based upon the achievement of specified levels of earnings before interest and taxes during five annual periods, as defined, beginning July 1, 2001, or upon a change in control. Should the operation of the businesses with which goodwill is associated incur significant profitability and cash flow declines in future years, some or all of the recorded goodwill could be subject to impairment.

•	Revenue recognition—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. As noted previously, amounts associated with the potential return of products and customer chargebacks (net of expected recoveries) are reflected as a reduction of sales and accounts receivable upon the determination that such allowances are reasonably estimable and probable. Shipping and handling revenues are included in revenues while the actual costs are reflected in cost of sales. Sales taxes, if any, are excluded from revenues.

•	Self-insurance reserves—The Company retains certain of the financial risk for insuring workers’ compensation and employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals, based upon such factors as recent experience of ongoing claims, new claims initiated and claims settled during the period.

Recent Accounting Pronouncements

In fiscal 2003, the Company adopted Financial Accounting Standards Board SFAS No. 143— “Accounting for Asset Retirement Obligations”, SFAS No. 144—“Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 145—“Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, SFAS No. 146—“Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 148—“Accounting for Stock Based Compensation—Transition and Disclosure”, SFAS No. 149—“Amendments of Statements 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150—“Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and FIN 45—“Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”. Other than the reclassification requirement of SFAS No.145, as discussed earlier, and the disclosure requirement of SFAS No. 148, as described in the accompanying Notes to Consolidated Financial Statements, adoption of these statements has had no effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

In January 2003, the Financial Accounting Standards Board issued FIN 46 “Consolidation of Variable Interest Entities—An Interpretation of APB No. 51”. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the Board deferred the effective date of FIN 46 to the first reporting period after December 15, 2003 for VIEs created before February 1, 2003. The interpretation applies to the Company as of the beginning of fiscal 2004. As the Company does not have any VIEs, adoption of this statement is not expected to have a significant effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003)—“Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS 132 (Revised) retains the disclosures required by FAS 132 and requires additional disclosures relating to types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 (Revised) are effective for financial statements issued for years ending after December 15, 2003 (the Company’s fiscal year beginning December 1, 2003) and for interim periods beginning after December 15, 2003 (the Company’s second quarter beginning March 1, 2004), at which time the additional disclosures will be included. The Company does not expect that adoption of this statement will have a significant effect on the Company’s reported financial position, results of operations or cash flows.

Outlook

Actions taken following the 2001 restructuring have contributed to the improved operating margins, strengthened balance sheet and enhanced liquidity. Over the past several years, the Company has lowered manufacturing and administrative costs through reduced production overheads, fewer warehousing and administrative facilities and head count reductions.

While revenues declined slightly in 2003, reflecting in part weak consumer spending during the first half of the year, the Company’s sales increased slightly during the second half; based on current conditions, a low to mid single digit sales increase is anticipated for fiscal 2004. In the Men’s Apparel Group, revenue increases are expected in the men’s sportswear product categories reflecting, among other things, growth in the Ted Baker and Bobby Jones product lines as well as from exclusive dedicated brand programs with several additional retailers, similar to the Austin Reed sportswear program initiated with Dillard’s last year. Men’s tailored clothing revenues in 2004 are anticipated to be about even with 2003. While consumers seem to be moving away from everyday casual dress, some of the department store channels did not realize tailored clothing increases during 2003. Should tailored clothing demand increase in this channel, the extensive range of well-recognized and diversified tailored clothing product offerings positions the Company to benefit from incremental operating margin opportunities. In the Women’s Apparel Group, additional volume is expected in the Andrea Jovine line, introduced in Fall 2003, from dedicated brand programs with certain retailers, and from further growth in the direct-to-consumer business with its increasing percentage of web-initiated orders.

The August, 2002 refinancing was the significant contributor to the more than 50% reduction in interest expense in 2003 to $7.4 million from $15.5 million in 2002, and which established a financing structure to complement the Company’s operational strategies. The improved operating performance and asset management emphasis were each important elements in reducing total debt by $67 million since November 2001. This reduced the ratio of total debt to capitalization to 35% at fiscal year end 2003 compared to 41% at November 30, 2002 and 48% at November 30, 2001. Additional debt reduction in the $15-$20 million range is anticipated during 2004, assuming no acquisitions. The Company continues to pursue prudent acquisitions which can produce positive cash flows, are accretive to earnings in the near to mid term, and which do not create excessive debt leverage.

The improving economy and stock market recovery in recent months are encouraging, although consumer spending for apparel in department stores, an important channel for the Company’s products, remains sluggish. The anticipated revenue increase for 2004 as noted above, along with the administrative expense structure currently in place, are expected to result in net earnings increasing in the range of 25%-40% over 2003’s net earnings of $8.7 million or $.25 per diluted share, based on current conditions. The Company’s longer term objectives are to increase revenues and continue pre-tax margin improvements, which would be realized from a combination of both internal revenue growth and from acquisitions.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks, primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2003, the Company had entered into foreign exchange contracts, aggregating approximately $5.1 million corresponding to approximately 4.3 million Euros primarily related to inventory purchases in the next twelve months and 56 million Japanese yen primarily related to anticipated licensing revenues to be received in the next three months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.7 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company’s customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2002 and 2003. The ten largest customers represented approximately 56% of consolidated sales during fiscal 2003 with the largest customer representing approximately 26% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial conditions and results of operations.

Item 8—Financial Statements and Supplementary Data

Page
Financial Statements:

Report of Independent Auditors	23

Consolidated Statement of Earnings for the three years ended November 30, 2003	24

Consolidated Balance Sheet at November 30, 2003 and 2002	25

Consolidated Statement of Cash Flows for the three years ended November 30, 2003	26

Consolidated Statement of Shareholders’ Equity for the three years ended November 30, 2003	27

Notes to Consolidated Financial Statements	28

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-1

Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:

Quarterly Financial Summary (unaudited)	49

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board

of Directors of Hartmarx Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Hartmarx Corporation’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois

January 20, 2004

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(000’s Omitted)

	Fiscal Year Ended November 30,
	2003	2002	2001
Net sales	$561,849	$570,300	$600,200
Licensing and other income	1,898	2,723	3,098

	563,747	573,023	603,298

Cost of goods sold	392,350	405,822	448,693
Selling, general and administrative expenses	148,788	150,201	158,034
Restructuring charge	—	366	11,625
Settlement proceeds re: termination of systems project	—	(4,500)	—

	541,138	551,889	618,352

Earnings (loss) before interest and taxes	22,609	21,134	(15,054)
Interest expense	7,429	15,509	14,409
Refinancing expense	795	4,202	114

Earnings (loss) before taxes	14,385	1,423	(29,577)
Tax (provision) benefit	(5,680)	(557)	11,683

Net earnings (loss)	$8,705	$866	$(17,894)

Earnings (loss) per share:
Basic	$.26	$.02	$(.60)

Diluted	$.25	$.02	$(.60)

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED BALANCE SHEET

(000’s Omitted)

	November 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,964	$6,854
Accounts receivable, less allowance for doubtful accounts of $10,604 in 2003 and $8,984 in 2002.	117,778	126,221
Inventories	124,010	115,175
Prepaid expenses	5,249	6,540
Deferred income taxes	14,521	11,372

Total current assets	264,522	266,162

GOODWILL	23,165	21,660

DEFERRED INCOME TAXES	53,636	61,722

OTHER ASSETS	7,858	8,657

PREPAID AND INTANGIBLE PENSION ASSET	60,871	64,527

PROPERTIES
Land	1,980	1,980
Buildings and building improvements	36,350	36,223
Furniture, fixtures and equipment	104,321	101,302
Leasehold improvements	25,273	24,740

	167,924	164,245
Accumulated depreciation and amortization	(138,601)	(131,690)

Net properties	29,323	32,555

TOTAL ASSETS	$439,375	$455,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$15,628	$20,582
Accounts payable	36,340	36,830
Accrued payrolls	11,546	9,746
Other accrued expenses	17,314	24,512

Total current liabilities	80,828	91,670

NON-CURRENT LIABILITIES	13,142	12,787

LONG-TERM DEBT	88,776	102,782

MINIMUM PENSION LIABILITY	64,178	69,473

SHAREHOLDERS’ EQUITY
Preferred shares, $1 par value; 2,500,000 authorized and unissued	—	—
Common shares, $2.50 par value; 75,000,000 shares authorized; 36,996,314 shares issued at November 30, 2003 and 36,800,564 shares issued at November 30, 2002.	92,491	92,001
Capital surplus	65,642	67,660
Retained earnings	55,275	46,570
Unearned employee benefits	(1,303)	(2,530)
Common shares in treasury, at cost, 1,916,681 at November 30, 2003 and 2,497,317 at November 30, 2002.	(8,454)	(11,016)
Accumulated other comprehensive income (loss)	(11,200)	(14,114)

Total shareholders’ equity	192,451	178,571

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$439,375	$455,283

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(000’s Omitted)

	Fiscal Year Ended November 30,
	2003	2002	2001
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
Net earnings (loss)	$8,705	$866	$(17,894)
Reconciling items to adjust net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	5,870	6,291	6,840
Amortization of debt discount	135	2,090	—
Amortization of long-lived assets	2,065	3,828	1,363
Amortization of unearned employee benefits	817	1,749	794
Non-cash charge re: refinancing expense	795	2,335	69
Non-cash charge included in restructuring	—	—	3,687
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	8,443	13,942	(256)
Inventories	(8,835)	35,219	31,707
Prepaid expenses	1,098	(2,781)	1,846
Other assets	633	(7,853)	(602)
Accounts payable, accrued expenses and non-current liabilities	(7,930)	769	(35,111)
Taxes and deferred taxes on earnings	3,272	1,500	(12,892)

Net cash provided by (used in) operating activities	15,068	57,955	(20,449)

Cash Flows from investing activities:
Capital expenditures	(2,566)	(3,351)	(9,801)
Contingent payments re: acquisition	(1,664)	(2,156)	—
Cash paid for acquisition, net of cash acquired	—	—	(17,461)
Cash proceeds from sale of assets	185	2,016	542

Net cash used in investing activities	(4,045)	(3,491)	(26,720)

Cash Flows from financing activities:
Borrowings (payments) under new Credit Facility	(8,807)	77,480	—
Borrowings (payments) under previous Credit Facility	—	(84,976)	41,247
Payment of 12 1/2% Senior Unsecured Notes	(10,341)	(14,980)	—
Payment of 10 7/8% Senior Subordinated Notes, in connection with note exchange	—	(9,404)	—
Purchase of 10 7/8% Senior Subordinated Notes	—	—	(27,236)
Proceeds from mortgage financing	—	—	17,375
(Payment of) proceeds from term loan	—	(15,000)	15,000
Payment of other debt	(583)	(542)	(437)
Financing fees and expenses for new Credit Facility	—	(2,967)	—
Checks drawn in excess of bank balances	3,011	—	—
Other equity transactions	1,807	1,224	1,020

Net cash provided by (used in) financing activities	(14,913)	(49,165)	46,969

Net increase (decrease) in cash and cash equivalents	(3,890)	5,299	(200)
Cash and cash equivalents at beginning of year	6,854	1,555	1,755

Cash and cash equivalents at end of year	$2,964	$6,854	$1,555

Supplemental cash flow information
Net cash paid during the year for:
Interest	$7,149	$13,285	$14,926
Income taxes	2,793	638	1,236

Non-cash financing transactions:

In January 2002, pursuant to the January 16, 2002 exchange of the Company’s 12.5% senior unsecured notes, cash and stock for the maturing 10.875% senior subordinated notes, the Company exchanged $25,321,000 in debt and issued 2,949,495 shares of treasury stock.

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(000’s Omitted)

	Common Stock		Capital Surplus	Retained Earnings	Unearned Employee Benefits	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)
	Shares	Par Value				Shares	Amount
Balance at November 30, 2000	36,328,564	$90,821	$82,237	$63,598	$(5,716)	6,564,404	$(28,952)	$—
Net loss for the year				(17,894)					$(17,894)
Shares issued, primarily to employee benefit plans			(901)			(476,297)	2,101
Forfeiture of long-term incentive plan awards	(48,500)	(121)	(191)		31
Allocation of unearned employee benefits			(960)		1,754
Stock options exercised			51			(11,461)	50
Initial unrealized loss on implementation of SFAS No. 133								(306)	(306)
Change in fair value of foreign exchange contracts								276	276

Balance at November 30, 2001	36,280,064	90,700	80,236	45,704	(3,931)	6,076,646	(26,801)	(30)	$(17,924)

Net earnings for the year				866					$866
Shares issued, primarily to employee benefit plans			(1,641)			(604,868)	2,668
Shares issued re: note exchange			(9,025)			(2,949,495)	13,007
Long-term incentive plan awards, net of forfeitures	534,000	1,335			(1,335)
Allocation of unearned employee benefits			(1,896)		2,736
Stock options exercised and vesting of restricted stock awards	(13,500)	(34)	(14)			(24,966)	110
Additional minimum pension liability								(14,015)	(14,015)
Change in fair value of foreign exchange contracts								8	8
Foreign currency translation adjustment								(77)	(77)

Balance at November 30, 2002	36,800,564	92,001	67,660	46,570	(2,530)	2,497,317	(11,016)	(14,114)	$(13,218)

Net earnings for the year				8,705					$8,705
Shares issued, primarily to employee benefit plans			(958)			(466,451)	2,057
Long-term incentive plan awards, net of forfeitures	195,750	490	121		(631)
Allocation of unearned employee benefits			(1,041)		1,858
Stock options exercised and vesting of restricted stock awards			(140)			(114,185)	505
Adjustment to minimum pension liability								2,280	2,280
Change in fair value of foreign exchange contracts								271	271
Foreign currency translation adjustment								363	363

Balance at November 30, 2003	36,996,314	$92,491	$65,642	$55,275	$(1,303)	1,916,681	$(8,454)	$(11,200)	$11,619

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Principal Business Activity—The Company and its subsidiaries (“the Company”) operate exclusively in the apparel business. The Company is responsible for the design, manufacture and sourcing of its apparel brands, both owned and under license, across a wide variety of fashion directions, price points and distribution channels. Its men’s tailored clothing and slacks are manufactured in Company operated facilities located in the United States and Canada, as well as at numerous independent contractors located principally outside of the United States. Some of its dress furnishings are produced at a Company-operated facility in Canada. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men’s and women’s sportswear, as well as women’s career apparel and sportswear in accordance with Company specifications and production schedules.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year’s presentation. In accordance with SFAS Statement No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, results for 2002 reflect the reclassification related to the August 2002 refinancing of the Company’s senior credit facility and the November retirement of $15 million face value of 12.5% senior unsecured notes, and results for 2001 reflect the reclassification related to the purchase of the then outstanding 10.875% Senior Subordinated Notes, from extraordinary item to a separate caption, “Refinancing Expense”, in the Consolidated Statement of Earnings.

Use of Estimates—The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Significant estimates which are incorporated in the accompanying consolidated financial statements include allowances pertaining to receivables, net realizable value of inventories, realization of deferred tax assets, realization of goodwill and the determination of discount rates and other assumptions associated with various employee benefit expenses and obligations. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

The following methods and assumptions were used in estimating the fair value of financial instruments:

Cash and cash equivalents—The amounts reported approximate market value.

Long-term debt—The market value of debt at November 30, 2003, of which a major portion is variable rate debt, approximates its carrying value of $104.4 million, based on the terms, interest rates and maturities currently available for similar debt instruments.

Foreign exchange contracts—The amounts reported are estimated using quoted market prices for similar instruments.

Cash and Cash Equivalents— The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Inventories—Inventories are stated at the lower of cost or market. At November 30, 2003 and 2002, approximately 48% of the Company’s total inventories are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

Property, Plant and Equipment—Properties are stated at cost. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or useful lives, whichever is shorter.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price paid over the value of net assets of businesses acquired. Effective December 1, 2001, and in accordance with Statement of Financial Accounting Standards (SFAS”) No. 142, goodwill is not being amortized, but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are generally performed during the second quarter. Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the Consolidated Statement of Earnings. Aggregate goodwill was $23.2 and $21.7 million at November 30, 2003 and 2002, respectively. The increase primarily reflected the additional consideration earned by the former owner of Consolidated Apparel Group pursuant to the purchase agreement. This additional consideration was paid in cash in January 2004. Total goodwill amortization was $.1 million in 2001.

Intangible assets are principally included in “Other Assets” and are amortized on the straight-line basis over the anticipated economic life, usually five years or less, using the following criteria:

License rights	Initial term of license agreement
Financing costs	Term of financing agreement

Intangible assets, net of accumulated amortization aggregated $.6 million and $1.4 million at November 30, 2003 and 2002, respectively. Accumulated amortization was $3.1 million and $2.3 million at November 30, 2003 and 2002, respectively. Amortization expense of intangible assets was $.8 million in 2003 and $.7 million in 2002 and 2001.

Deferred financing costs, net of accumulated amortization, related to the Company’s borrowing agreements in effect at November 30, 2003 and 2002, aggregated $2.7 million and $3.8 million, respectively. Accumulated amortization was $1.6 million and $1.2 million at November 30, 2003 and 2002, respectively. Amortization expense of deferred financing costs related to the Company’s current borrowing arrangements was $1.0 million in 2003, $.8 million in 2002 and $.1 million in 2001.

The approximate amortization of intangible assets and deferred financing fees over the next five years is as follows: $1.3 million in 2004, $1.2 million in 2005, $.3 million in 2006, $.1 million in 2007 and $.1 million in 2008.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of—If facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Income Taxes—Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. Shipping and handling revenues are included in revenues while the actual costs are reflected in cost of sales. Sales taxes, if any, are excluded from revenues. Income from licensing arrangements, which is reflected in the Licensing and Other Income caption in the accompanying Consolidated Statement of Earnings, is recorded when received as amounts are not reasonably estimatible prior to the receipt of the reports from the licensees as provided for under the various licensing agreements.

Advertising Costs—Advertising expenditures relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $20.3 million in 2003, $21.6 million in 2002 and $25.2 million in 2001 are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statement of Earnings. Prepaid expenses at November 30, 2003 include deferred advertising costs of $1.6 million ($2.0 million at November 30, 2002), which will be reflected as an expense during the quarterly period benefitted. Included in these amounts are $1.2 million at November 30, 2003 and $1.3 million at November 30, 2002 relating to direct response advertising associated with catalog operations.

Retirement Plans—The Company and its subsidiaries maintain benefit plans covering substantially all employees other than those covered by multi-employer plans. Pension expense for the Company’s defined benefit plans are determined using the projected unit credit method. Pension expense under each multi-employer plan is based upon a percentage of the employer’s union payroll established by industry-wide collective bargaining agreements; such pension expenses are funded as accrued.

Self-Insurance Reserves—The Company retains certain financial risks for insuring a portion of its worker’s compensation and employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related accruals are reviewed and updated at regular intervals.

Foreign Currency Translation—Assets and liabilities of the Company’s foreign subsidiaries are principally located in Canada. They are translated at current exchange rates. Income and expense items are translated at average rates during the year. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) and included as a component of Shareholders’ Equity.

Stock Based Compensation—The Company has elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations under which the Company uses the intrinsic value method of measuring stock compensation cost. Under this method, compensation cost is the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the individual must pay for the stock.

Concentrations of Credit Risk and Financial Instruments—Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, value-oriented retailers, catalogs and through electronic commerce channels. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. While concentrations of credit risk with respect to trade accounts receivable are somewhat mitigated due to the large number and diversity of customers comprising the Company’s customer base, the Company’s ten largest customers represented approximately 56%, 54% and 51% of consolidated sales in 2003, 2002 and 2001, respectively. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

Sales to one customer exceeded 10% of consolidated revenues and represented approximately 26%, 21% and 21% of sales in 2003, 2002 and 2001, respectively. Accounts receivable from the largest customer represented approximately 18% and 16% of the Company’s gross accounts receivable at November 30, 2003 and 2002, respectively.

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations or anticipated receipts of licensing income denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2003, the Company had entered into foreign exchange contracts aggregating approximately $5.1 million ($2.2 million at November 30, 2002), corresponding to approximately 4.3 million Euros, principally related to inventory purchases in the next twelve months, and 56 million yen, primarily related to anticipated licensing revenues to be received in the next three months. Unrealized gain or loss associated with changes in market value of the underlying outstanding foreign exchange contracts are reflected in other comprehensive income (loss).

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of borrowings under its Credit Facility, which bear interest at variable rates. The variable rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

Per Share Information—The calculation of basic earnings per share in each year is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares used in computing basic and diluted earnings per share were as follows, which includes both allocated and unallocated shares held by The Hartmarx Savings Investment and Stock Ownership Plan (000’s omitted):

	Year Ended November 30,
	2003	2002	2001
Basic	34,063	33,577	30,013
Dilutive effect of stock options and awards	393	85	—

Diluted	34,456	33,662	30,013

At November 30, 2003, the total of outstanding stock options included 552,415 shares at exercise prices ranging from $4.53 to $8.09. These shares were not included in the computation of diluted earnings per share utilizing the treasury stock method, as the average market price per share of the Company’s stock was below the grant price for those options. At November 30, 2002 and 2001, options to purchase 2,625,321 shares and 1,969,659 shares, respectively, of the Company’s common stock were outstanding at prices ranging from $2.50 to $8.09. For 2002 and 2001, these shares were not included in the computation of diluted earnings per share, as the average market price per share of the Company’s common stock was below the grant price in the respective year.

The Company accounts for its employee stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No.123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data).

	2003	2002	2001
Net earnings (loss), as reported	$8.7	$0.9	$(17.9)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effect.	(0.5)	(0.6)	(0.2)

Pro forma net earnings (loss)	$8.2	$0.3	$(18.1)

Earnings (loss) per share:
Basic—as reported	$.26	$.02	$(.60)

Pro forma	$.24	$.01	$(.61)

Diluted—as reported	$.25	$.02	$(.60)

Pro forma	$.24	$.01	$(.61)

The weighted average fair value of options granted was estimated to be $1.50, $.87 and $1.28 in 2003, 2002 and 2001, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	4.0%	5.3%	5.0%
Expected life (in years)	7	7	7
Expected volatility	53%	49%	38%
Expected dividend yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Recent Accounting Pronouncements —

Effective December 1, 2002, the Company adopted Financial Accounting Standards Board issued SFAS No. 143—“Accounting for Asset Retirement Obligations” and SFAS No. 144—“Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of these statements has had no effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

Effective December 1, 2002, the Company adopted SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145, among other things, proscribes that any gain or loss on extinguishment of debt that does not meet the criteria in Opinion 30, as amended, no longer be classified as an extraordinary item. Accordingly, fiscal 2002 third quarter pre-tax expense of $2.8 million related to the refinancing of the Company’s Credit Facility in August 2002 and fourth quarter pre-tax expense of $1.4 million related to the retirement of $15 million of the 12.5% senior unsecured notes, and $.1 million related to the 2001 purchase of the then outstanding 10.875% Senior Subordinated Notes, reflected as extraordinary items, net of income tax benefit, when reporting financial results last year, have been reclassified to a separate caption (Refinancing Expense) in the determination of earnings before taxes in the accompanying Consolidated Statement of Earnings. Similarly, the January 2003 retirement of the remaining $10.3 million of 12.5% Senior Unsecured Notes resulted in the write-off of unamortized debt discount and issue costs aggregating $.8 million and has been classified as Refinancing Expense in the determination of earnings before taxes in the accompanying Consolidated Statement of Earnings.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which modified certain of the accounting for restructuring related costs. SFAS 146 is effective for restructuring actions initiated after December 31, 2002. SFAS 146 addresses, among other things, recording a liability for a cost associated with an exit or disposal activity when the liability is incurred and that fair value is the objective for initial measurement of the liability. The Company did not have any restructuring activities initiated after December 31, 2002, and adoption of this statement has had no effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”. FIN 45 is applicable for any guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for the Company’s first quarter ended February 28, 2003. FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of that obligation. Adoption of this statement has had no effect on the Company’s reported financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board issued FIN 46 “Consolidation of Variable Interest Entities—An Interpretation of APB No. 51”. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the Board deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for VIE’s created before February 1, 2003. The interpretation applies to the Company as of the beginning of fiscal 2004. As the Company does not have any VIE’s, adoption of this statement is not expected to have a significant effect on the Company’s reported financial condition, results of operations, cash flows or financial statement disclosures.

As of December 1, 2002, the Company adopted the disclosure requirement of SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure”. For companies that have made the voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method, SFAS 148 provides two additional alternative transition methods for recognizing expense related to stock based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Adoption of this statement has had no effect on the Company’s reported financial position, results of operations or cash flows.

Effective June 1, 2003, the Company adopted SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, the standard clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do not yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003. Adoption of this statement has had no effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

As of September 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. It requires the issuer to classify a financial instrument as a liability, or asset in some cases, that was previously classified as equity. SFAS 150 applies to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created prior to the issuance date of the standard and still in existence at the beginning of the interim period of adoption. Restatement of prior years’ financial statements is not permitted. As the Company has not had and does not currently have any of the financial instruments, as defined in SFAS 150, adoption of this statement has had no effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003)—“Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS 132 (Revised) retains the disclosures required by FAS 132 and requires additional disclosures relating to types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 (Revised) are effective for financial statements issued for years ending after December 15, 2003 (the Company’s fiscal year beginning December 1, 2003) and for interim periods beginning after December 15, 2003 (the Company’s second quarter beginning March 1, 2004), at which time the additional disclosures will be included. The Company does not expect that adoption of this statement will have a significant effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

Acquisitions

During the third quarter of 2001, the Company acquired certain assets, properties and operations of the Consolidated Apparel Group, L.L.C. (“CAG”), a privately held marketer of popular priced sportswear. The acquisition was consistent with the Company’s stated strategy to expand its apparel offerings in non-tailored product categories. The purchase price of the assets acquired was $18 million plus the assumption of debt and other specified payables and accruals. Additional contingent consideration is payable to the seller based upon the achievement of specified levels of earnings before interest and taxes of the business during five annual periods within a specified period beginning July 1, 2001, or upon a change in control. Such contingent consideration is considered as additional purchase price when earned and, accordingly, reflected as goodwill. The goodwill is included in total assets of the Men’s Apparel Group. CAG’s results of operations have been included in the Company’s financial statements since the date of the acquisition. Pursuant to the terms of the purchase agreement, contingent consideration of $1.8 million earned for the initial period ended November 30, 2001 and recorded as additional goodwill as of that date was paid to the seller during the first quarter of fiscal 2002.

Additional contingent consideration of $1.7 million earned for the twelve months ended November 30, 2002 and recorded as additional goodwill as of that date was paid to the seller during the first quarter of fiscal 2003. Additional contingent consideration of $1.4 million earned for the twelve months ended November 30, 2003 and recorded as additional goodwill as of that date was paid to the seller in January 2004.

The following unaudited pro forma information is provided for the acquisition assuming it occurred as of December 1, 2000 for fiscal 2001 (in millions, except per share amounts):

Year Ended November 30, 2001
Net sales	$623.8
Net loss before taxes	(27.0)
Net loss	(16.4)
Diluted loss per share	(.55)

The pro forma amounts above do not include amortization of goodwill. The pro forma amounts above reflect interest on the purchase price, assuming the acquisition occurred as of December 1, 2000, with interest calculated at the Company’s borrowing rate under its credit facility for the respective period. The pro forma net loss above assumes an income tax benefit at the Company’s consolidated tax rate of 39.5% applicable to fiscal 2001. The pro forma amounts above do not take into consideration certain costs and expenses that were not continued subsequent to the date of acquisition.

At the effective date, amounts assigned to each major asset and liability caption of the balance sheet, including purchase price adjustments, were as follows (in millions):

Assets
Cash	$0.6
Accounts receivable	6.0
Inventories	11.0
Prepaid expenses	0.7
Goodwill	16.0
Other assets	0.2
Fixed assets	0.9

Total assets	35.4

Liabilities
Accounts payable	0.6
Accrued expenses	5.2
Debt assumed	11.6

Total liabilities	17.4

Purchase Price	$18.0

Financing

At November 30, 2003 and 2002, long term debt comprised the following (000’s omitted):

	2003	2002
Borrowings under Credit Facility	$68,674	$77,480
Industrial development bonds	17,250	17,250
Mortgages and other debt	18,480	19,064
12.5% senior unsecured notes, net	—	9,570

Total debt	104,404	123,364
Less—current	15,628	20,582

Long term debt	$88,776	$102,782

On January 16, 2002, the Company completed an exchange offer for its then outstanding 10.875% senior subordinated notes (“Old Notes”) due in January 2002, originally issued as part of a $100 million public offering in March 1994. For each $1,000 principal amount of Old Notes outstanding, the Company paid $200 in cash and issued $800 principal amount of new 12.5% senior unsecured notes (“New Notes”) due September 15, 2003 and 93 shares of common stock. Upon completion of the exchange offer, all of the $34.7 million of Old Notes then outstanding were retired and $25.3 million face value of New Notes and 2.9 million shares of common stock were issued. The New Notes were recorded at estimated fair value, net of unamortized debt discount. The New Notes were callable at face value in whole or in part at any time prior to maturity.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including the $15 million 10.25% term loan then outstanding, were repaid. This refinancing resulted in a fiscal 2002 third quarter pre-tax charge of $2.8 million, included in Refinancing Expense in the Consolidated Statement of Earnings. The new Credit Facility has a three and one-half year term (i.e., through February 2006) with an additional one year renewal at the Company’s option (i.e., through February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 3.5% at November 30, 2003, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

On November 26, 2002, the Company retired $15 million face value of outstanding New Notes. This resulted in a fiscal 2002 fourth quarter pre-tax charge of $1.4 million, included in Refinancing Expense in the Consolidated Statement of Earnings, related to the write off of unamortized debt discount and issue costs. On January 21, 2003, the Company retired the remaining $10.3 million face value of outstanding New Notes. This early retirement resulted in a fiscal 2003 first quarter pre-tax charge of $.8 million related to the write-off of the remaining unamortized debt discount and issue costs and is reflected in Refinancing Expense in the accompanying Consolidated Statement of Earnings.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2003 and as of November 30, 2003, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At November 30, 2003, the Company had approximately $23 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. At November 30, 2003, additional borrowing availability under the Credit Facility was $95 million. During fiscal 2003, additional availability levels ranged from $25 million to $96 million.

Industrial development bonds (“IDBs”), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $6.5 million at November 30, 2003. Interest rates on the various borrowing agreements range from 7.25% to 8.5% (average of 7.4% at November 30, 2003 and 2002). Two IDBs totaling $15.5 million are callable by the Company at par effective as of July 1, 2003.

Mortgages and other debt includes $16.0 million principal amount of mortgages on two of its owned manufacturing facilities, which mature in 2011 and 2016. Also included in mortgages and other debt is the

Company’s ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which interest is paid semi-annually and there is no collateral. Interest rates ranged from 7.5% to 8.5% per annum (average of 7.7% at November 30, 2003 and 2002).

Accrued interest included in the Other Accrued Expenses caption in the accompanying balance sheet was $.7 million at November 30, 2003 and $1.2 million at November 30, 2002.

The approximate required principal reductions during the next five fiscal years are as follows: $.6 million in 2004; $.7 million in 2005; $69.4 million in 2006; $5.0 million in 2007; and $.8 million in 2008.

On December 1, 1988, The Hartmarx Employee Stock Ownership Plan (“ESOP”) borrowed $15 million from a financial institution and purchased from the Company 620,155 shares of treasury stock at the market value of $24.19 per share. The ESOP subsequently merged with the Hartmarx Savings-Investment Plan during 2001 and the merged plans are now called the Hartmarx Savings Investment and Stock Ownership Plan (“SIPSOP”). Prior to 1994, the ESOP loan was guaranteed by the Company, and, accordingly, the amount outstanding had been included in the Company’s consolidated balance sheet as a liability and shareholders’ equity had been reduced for the amount representing unearned employee benefits. In 1994, the Company purchased the remaining interest in the loan from the financial institution holding the ESOP note. Company contributions to the SIPSOP were used to repay loan principal and interest. The common stock has been allocated to SIPSOP participants ratably over the term of the loan as the loan principal and interest have been repaid and amounts reflected as unearned employee benefits have been correspondingly reduced.

Information related to loan repayments by the SIPSOP (or ESOP) are as follows (000’s omitted):

	2003	2002	2001
Principal payments	$1,943	$1,767	$1,608
Interest payments	101	277	436

Total loan payments	$2,044	$2,044	$2,044

As of November 30, 2003, all of the 620,155 shares of common stock owned by the SIPSOP have been allocated to the accounts of the SIPSOP participants and the loan has been fully paid.

Borrowings Under Principal Credit Facility

The following summarizes information concerning borrowings under the Company’s revolving credit facility in place during the applicable periods, all of which were variable rate borrowings (000’s omitted):

	2003	2002	2001
Outstanding at November 30	$68,674	$77,480	$84,976
Maximum month end balance during the year	128,558	97,466	118,257
Average amount outstanding during the year	89,570	79,800	88,700
Weighted daily average interest rate during the year	3.8%	6.5%	7.5%
Weighted average interest rate on borrowings at November 30	3.5%	4.2%	7.0%

Inventories

Inventories at each date consisted of (000’s omitted):

	November 30
	2003	2002
Raw materials	$38,455	$43,007
Work in process	7,168	7,312
Finished goods	78,387	64,856

	$124,010	$115,175

The excess of current cost over LIFO costs for inventories valued using LIFO was $25.8 million in 2003, $27.3 million in 2002 and $32.9 million at November 30, 2001. During 2002 and 2001, certain inventory quantities valued under the LIFO method were reduced, resulting in a liquidation of LIFO quantities carried at lower costs prevailing in prior years. The effect of these liquidations increased net earnings by $.7 million in 2002 and $.7 million in 2001.

Taxes on Earnings

The tax (provision) benefit is summarized as follows (000’s omitted):

	2003	2002	2001
Federal	$(334)	$—	$—
State and local	(565)	(180)	1,783
Foreign	(128)	(1,137)	(572)

Total current	(1,027)	(1,317)	1,211

Federal	(4,680)	760	10,472
Foreign	27	—	—

Total deferred	(4,653)	760	10,472

Total tax (provision) benefit	$(5,680)	$(557)	$11,683

The difference between the tax (provision) benefit reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to earnings (loss) before taxes is summarized as follows (000’s omitted):

	2003	2002	2001
Earnings (loss) before taxes:
United States	$13,764	$(1,039)	$(31,103)
Foreign	621	2,462	1,526

	$14,385	$1,423	$(29,577)

Tax (provision) benefit computed at statutory rate	$(4,891)	$(484)	$10,056
State and local taxes on earnings, net of federal tax benefit	(373)	(119)	1,177
Foreign	110	(300)	(53)
Other—net	(526)	346	503

Total tax (provision) benefit	$(5,680)	$(557)	$11,683

The significant components of the net deferred tax asset at November 30, 2003 and 2002 were as follows:

	November 30,
	2003	2002
Deferred Tax Assets:
Net operating loss carryforwards	$46,168	$52,782
AMT credit carryforwards	5,236	4,902
Employment-related liabilities	9,707	9,991
Inventory	2,771	2,209
Receivables	2,992	4,898
Pension	1,431	2,595
Other	7,028	4,483

Total deferred tax assets	75,333	81,860

Deferred Tax Liabilities:
Tax over book depreciation	(870)	(1,069)
Prepaids and other	(6,306)	(7,697)

Total deferred tax liabilities	(7,176)	(8,766)

Net deferred tax assets	$68,157	$73,094

Amounts recognized in Consolidated Balance Sheet:
Current	$14,521	$11,372
Non-current	53,636	61,722

	$68,157	$73,094

The Company has recorded a net deferred tax asset of $68.2 million and $73.1 million as of November 30, 2003 and 2002, respectively. There was no valuation allowance offsetting the deferred tax asset as the Company has concluded it is more likely than not that the deferred tax asset would be fully realized. The net tax asset recorded considers recent earnings history plus amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

Federal income taxes have not been provided on aggregate undistributed earnings of $6.2 million of the Company’s Canadian based foreign subsidiaries. The Company intends to permanently invest these earnings in its foreign operations.

As of November 30, 2003, the Company had approximately $132 million of tax operating loss carryforwards available to offset future income tax liabilities; in general, the substantial portion of such carryforwards must be utilized within fifteen years of incurring the net operating loss. The loss carryforwards for years prior to 2001 aggregate approximately $112 million of which $110 million expire in the 2007-2009 period and $2 million will expire in 2010. Fully utilizing the $110 million of available operating loss carryforwards expiring by the end of 2009 would require average annual earnings of approximately $18 million over the 2004-2009 period. The estimated $14 million of tax operating losses attributable to the fiscal year ended November 30, 2001 will be available for utilization through November 30, 2021 and the $6.3 million of tax operating losses attributable to the fiscal year ended November 30, 2002 will be available for utilization through November 30, 2022. AMT tax credit carryforwards of $5.2 million can be carried forward indefinitely.

Commitments and Contingencies

The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

At November 30, 2003, total minimum rentals under noncancellable operating leases were as follows (000’s omitted):

Years	Amount
2004	$11,302
2005	10,738
2006	9,805
2007	9,736
2008	9,691
Thereafter	39,249

Total minimum rentals due	$90,521

Rental expense, including rentals under short term leases, aggregated $12.4 million, $12.9 million and $11.4 million in fiscal 2003, 2002 and 2001, respectively.

Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments.

At November 30, 2003, the Company had approximately $23 million of letters of credit outstanding relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $2.5 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements.

The Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum obligations of approximately $16.9 million in 2004; $14.0 million in 2005, $6.7 million in 2006, $3.0 million in 2007, $1.1 million in 2008 and $2.0 million thereafter.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Employee Benefits

Pension Plans

The Company participates with other companies in the apparel industry in making collectively-bargained payments to pension funds which are not administered by the Company. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $.2 million in 2003, $.3 million in 2002 and $.2 million in 2001.

The Company’s principal pension plan is a non-contributory defined benefit pension plan covering substantially all eligible non-union employees who have elected to participate in the plan and who participate in the Company’s defined contribution plan, as well as certain union employees who participate pursuant to the terms of collective bargaining agreements. Non-union employees hired subsequent to March 31, 2003 are not eligible to participate in the Company sponsored pension plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts per year of credited service. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was $200,000 for 2003 and $170,000 for 2002 and is subject to indexing increases in subsequent years. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis. The Company also sponsors a non-contributory defined benefit pension plan for its non-union Canadian employees.

The Company’s non-qualified supplemental pension plan covers certain employees, which provides for incremental pension payments from the Company’s funds, so that total pension payments equal amounts that would have been payable from the Company’s principal pension plan but for limitations imposed by income tax regulations.

Company contributions to its pension plans, if any, are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. The Company contributed $8.1 million to its pension plans during fiscal 2003 and $12.1 million during fiscal 2002. There were no employer contributions to its principal pension plan required to be made during fiscal 2001. Also, the Company contributed $.8 million and $.5 million in 2003 and 2002, respectively, to trusts for two employees related to the non-qualified supplemental pension plan.

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three years ended November 30, 2003 were as follows (000’s omitted):

	2003	2002	2001
Service cost	$4,454	$5,233	$5,765
Interest cost	14,440	14,636	14,590
Expected return on plan assets	(13,819)	(14,312)	(16,200)
Recognized net actuarial gain (loss)	533	(128)	(430)
Net amortization	3,386	3,400	3,363

Net periodic pension expense	$8,994	$8,829	$7,088

Plan assets consist primarily of publicly traded common stocks and corporate debt instruments. At November 30, 2003, the plan assets also included 3,937,399 shares of the Company’s common stock with a market value of approximately $17 million.

The following sets forth the information related to the change in the benefit obligation and change in plan assets for the Company’s defined benefit and non-qualified supplemental pension plans at November 30 (000’s omitted):

	November 30,
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$227,286	$222,815
Service cost	4,454	5,233
Interest cost	14,440	14,636
Actuarial (gain) or loss	4,054	(1,568)
Other changes in benefit obligation	5,020	—
Benefits paid	(13,740)	(13,830)

Benefit obligation at end of year	241,514	227,286

Change in Plan Assets
Fair value of plan assets at beginning of year	162,118	169,202
Contributions	8,881	12,625
Actual return on plan assets	29,379	(5,879)
Other changes in plan assets	3,084	—
Benefits paid	(13,740)	(13,830)

Fair value of plan assets at end of year	189,722	162,118

Funded status	(51,792)	(65,168)
Unrecognized net actuarial loss	25,462	37,610
Unrecognized prior service cost	42,418	45,777

Prepaid benefit cost	$16,088	$18,219

Recorded as follows:
Prepaid and intangible pension asset	$60,871	$64,527
Deferred tax asset on accumulated other comprehensive loss	7,660	9,150
Minimum pension liability	(64,178)	(69,473)
Accumulated other comprehensive loss	11,735	14,015

	$16,088	$18,219

	2003	2002
Weighted-Average Assumptions as of November 30
Discount rate	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%

Savings Investment and Stock Ownership Plan

The Company offers a qualified defined contribution plan, the Hartmarx Savings Investment and Stock Ownership Plan (“SIPSOP”), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. Eligible participants in SIPSOP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Participation in SIPSOP is required to earn retirement benefits for eligible employees under the Company’s principal pension plan. An employer contribution is made based on the employee’s level of participation, and is invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Effective July 1, 2000, the employer contribution was increased to thirty percent from twenty-five percent of the first 6% of earnings contributed by the employee. Effective July 1, 2001, the employer contribution was increased to thirty-five percent of the first 6% of earnings contributed by the employee. Effective July 1, 2002, the employer contribution was increased to forty percent of the first 6% of earnings contributed by the employee. Effective July 1, 2003, the employer contribution was increased to forty- five percent of the first 6% of earnings contributed by the employee. The Company’s expense is based upon the principal and interest payments on the ESOP loan, the dividends, if any, on unallocated shares, and the cost and market value of shares allocated to employees’ accounts. The Company’s annual expense was $.9 million in

2003 and $.8 million in 2002 and 2001. The Company’s annual contributions were $2.0 million in each of the respective years. At November 30, 2003, the assets of SIPSOP funds had a market value of approximately $59 million, of which approximately $13 million was invested in 2,990,585 shares of the Company’s common stock.

Health Care Benefits

Certain of the Company’s subsidiaries make contributions to multi-employer union health and welfare funds pursuant to collective bargaining agreements. These payments are based upon wages paid to the Company’s active union employees. Health and insurance programs are also made available to non-union active employees and their eligible dependents.

Stock Purchase Rights

On December 6, 1995, the Company’s Board of Directors approved a Stockholder Rights Agreement, which took effect immediately upon the expiration of the then existing Rights on January 31, 1996 (the “Rights Agreement”). A dividend of one Right per common share was distributed to stockholders of record January 31, 1996 and with common shares issued subsequently. This dividend distribution of the Rights was not taxable to the Company or its stockholders. On April 13, 2000, the Board of Directors approved an amendment and restatement of the Rights Agreement which, among other things, (i) adds a fiduciary duty redemption provision imposing certain procedural requirements on a new board of directors that wishes to redeem the Rights, and (ii) permits the purchase of additional shares of the Company’s common stock by certain persons, as defined and within the limits set forth in the Rights Agreement, without causing the Rights to distribute or become exercisable.

On September 25, 2003, the Board of Directors adopted an amendment to the Rights Agreement which provides that the Rights expire at the earliest of (i) the close of business on January 31, 2006, (ii) the time at which the Rights are redeemed in accordance with the terms of the Rights Agreement or (iii) the close of business on the first Trading Day (as defined in the Rights Agreement) after the closing price of the Company’s common stock as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange (“NYSE”) or comparable national securities exchange, if not listed on the NYSE, exceeded the Book Value per Share (as defined below) for 60 consecutive calendar days. The term “Book Value per Share” means on any date the total shareholders’ equity of the Company as reported in the Company’s most recent periodic report filed with the SEC divided by the total number of shares of the Company’s common stock issued and outstanding stated in such report. At November 30, 2003, book value per share was $5.49.

Each Right, expiring January 31, 2006, (or earlier as set forth above) represents a right to buy from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock, $1.00 par value, at a price of $25 per Right. Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless an Acquiring Person, as defined in the Rights Agreement, acquires 15 percent or more, or in the case of an Exempt Person, as defined in the Rights Agreement, in excess of 19.5 percent (the “threshold amount”), or announces an offer that could result in acquiring the threshold amount of the Company’s common shares. Following an acquisition of the threshold amount of the Company’s common shares (a “Stock Acquisition”), each Right holder, except the threshold amount stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the threshold amount stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquirer’s stock having a value of twice the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company’s right of redemption described below has expired. Generally, Rights may be redeemed for $.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that the threshold amount or greater position has been acquired in the Company’s stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

Stock Option Plans and Restricted Stock

The Company has in effect the 1985 Stock Option Plan (“1985 Plan”), the 1988 Stock Option Plan (“1988 Plan”), the 1995 Incentive Stock Plan (“1995 Plan”), the 1998 Incentive Stock Plan (“1998 Plan”) and the 2003 Incentive Stock Plan (“2003 Plan”) under which officers, key employees and directors (with respect to the 1988 Plan) may be granted options to purchase the Company’s common stock at prices equal to or exceeding the fair market value at the date of grant. Generally, options under the 1985 Plan are exercisable to the extent of 25% each year (cumulative) from the second through the fifth year, and expire ten years after the date of grant; however, all or any portion of the shares granted are exercisable during the period beginning one year after the date of grant for participants employed by the Company for at least five years. Options granted under the 1988 Plan, 1995 Plan, 1998 Plan and 2003 Plan have exercise provisions similar to the 1985 Plan, although some grants become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date. No additional grants will be made under the 1985, 1988, 1995 and 1998 Plans. Following the stockholder adoption of the 2003 Incentive Stock Plan in April 2003, shares covered by grants or awards under the terms of the 1985, 1988, 1995 or 1998 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 2003 Plan and will be made available for grants under the 2003 Plan. Options granted under the 2003 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors. Under certain circumstances, vesting may be accelerated for options granted under the various plans.

The 1988, 1995, 1998 and 2003 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder to receive a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998 and 2003 Plan may be paid in cash; the cash payment under the 1995 Plan, the 1998 Plan and the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights at November 30, 2003, 2002 or 2001. The 1995, 1998 and 2003 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

Information regarding employee stock option activity for the three years ended November 30, 2003 is as follows:

		Price Per Share
	Number of Shares	Range	Weighted Average
Balance at November 30, 2000	3,476,476	$2.50 to $8.09	$5.66
Granted	5,000	$2.59	$2.59
Surrendered, expired or terminated	(1,645,611)	$2.50 to $8.09	$6.78

Balance at November 30, 2001	1,835,865	$2.50 to $8.09	$4.65
Granted	1,217,500	$2.50	$2.50
Expired or terminated	(552,709)	$2.50 to $8.09	$5.35

Balance at November 30, 2002	2,500,656	$2.50 to $8.09	$3.45
Granted	408,500	$2.64	$2.64
Exercised	(101,750)	$2.50 to $3.84	$2.55
Expired or terminated	(207,950)	$2.50 to $8.09	$5.09

Balance at November 30, 2003	2,599,456	$2.50 to $8.09	$3.23

In accordance with a voluntary stock option surrender program approved by the Company’s shareholders in April 2001, 97 optionees voluntarily surrendered 1,507,000 options having an exercise price of $5.53 or higher.

At November 30, 2003, 4,341,694 shares were reserved for options and restricted stock awards outstanding, and 1,890,727 shares were available for future stock options and/or restricted stock awards (582,277 shares available at November 30, 2002).

Information on exercisable employee stock options at each date is as follows:

Date	Options Exercisable	Average Price
November 30, 2003	2,075,119	$3.27
November 30, 2002	1,194,627	$4.28
November 30, 2001	1,633,470	$4.71

Information on employee stock options outstanding and exercisable at November 30, 2003 is as follows:

		Weighted Average
Range of Prices	Number Outstanding	Remaining Life in Years	Price	Number Exercisable	Weighted Average Price
$2.50 to $5.25	2,512,706	6.96	$3.11	1,988,369	$3.12
$5.53 to $8.09	86,750	1.67	6.73	86,750	6.73

	2,599,456		$3.23	2,075,119	$3.27

Information regarding long term incentive restricted stock plan awards pursuant to the 1995 Plan, 1998 Plan and 2003 Plan for the three years ended November 30, 2003 is as follows:

	Number of Shares	Price Per Share
		Average	Range
Balance November 30, 2000	856,500	$5.82	$2.50 to $8.09
Cancelled	(48,500)	$6.44	$2.50 to $8.09

Balance November 30, 2001	808,000	$5.78	$2.50 to $8.09
Granted	534,000	$2.50	$2.50
Vested	(13,500)	$6.75	$5.53 to $8.09

Balance November 30, 2002	1,328,500	$4.45	$2.50 to $8.09
Granted	201,000	$3.14	$3.14
Cancelled	(5,250)	$4.00	$2.50 to $8.09

Balance November 30, 2003	1,524,250	$4.28	$2.50 to $8.09

The vesting threshold for restricted stock awards outstanding is as follows:

Number of Shares	Vesting Threshold	Latest Vesting Date
97,500	$5.00	July 8, 2006
118,000	$5.75	July 8, 2007
178,500	$6.60	April 8, 2008
156,000	$7.60	January 18, 2009
116,750	$7.52	November 30, 2009
7,500	$7.52	February 21, 2010
118,500	$4.25	October 15, 2010
322,500	$4.25	December 17, 2011
27,000	$4.25	January 16, 2012
181,000	$4.25	April 10, 2012
201,000	$5.25	August 5, 2010

1,524,250

All of the above awards vest at the earliest of seven to ten years from the date of grant, retirement at age 65, the Company’s stock price equaling or exceeding the vesting threshold price for thirty consecutive calendar days, as shown above, or as otherwise authorized by the Compensation and Stock Option Committee of the Board of Directors. As of November 30, 2003, 25,000 of the awards had vested. Expense, which is being recognized over the vesting period of the awards, was $.8 million in 2003, 2002 and 2001. On August 6, 2003, the Compensation and Stock Option Committee of the Board of Directors approved changes in the vesting threshold for the following restricted stock awards: vesting date July 8, 2006 to $5.00 from $9.00; vesting date July 8, 2007 to $5.75 from $11.50; vesting date April 8, 2008 to $6.60 from $12.50; and vesting date January 18, 2009 to $7.60 from $9.00.

The 1995 Stock Plan for Non-Employee Directors (“Director Plan”) provides for possible annual grants of Director Stock Options (“DSO”) to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award (“DDSA”) equal to the number of DDSA units computed by dividing the director’s annual retainer by the market value of a share on the date of the annual meeting. DSOs and DDSAs were not awarded to non-employee directors during the three year period ended November 30, 2003. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company’s common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors’ respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 2003 is as follows:

	2003		2002		2001
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Balance beginning of year	242,173	$3.47	262,768	$3.43	281,369	$3.52
Exercised:
$1.00 Option	(5,834)	1.00	(7,368)	1.00	(3,110)	1.00
DDSA	(8,351)	—	(4,098)	—	(8,351)	—
Expired:
Fair Market Value	(10,000)	7.00	(9,129)	5.75	(7,140)	12.25

Balance end of year	217,988	$3.51	242,173	$3.47	262,768	$3.43

Balance at end of year consists of:
$1.00 Option	57,765	$1.00	63,599	$1.00	70,967	$1.00
DDSA	45,558	—	53,909	—	58,007	—
Fair Market Value	114,665	6.17	124,665	6.24	133,794	6.20

	217,988	$3.51	242,173	$3.47	262,768	$3.43

At November 30, 2003, 41,276 shares were available for future DSOs and DDSAs.

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

The accompanying Consolidated Statement of Earnings for the twelve months ended November 30, 2002 reflects one time costs of $.9 million, primarily associated with closing one additional sewing facility during the second quarter of fiscal 2002 affecting approximately 150 production employees and supervisors, partially offset by $.5 million of favorable adjustments related to the prior year’s provision for estimated realizable fair value of fixed assets which were sold during 2002. The 2002 provision included insignificant adjustments to the amounts provided in 2001.

The remaining restructuring liability balance at November 30, 2003, representing lease obligations through November 2010, consisted of the following (000’s omitted):

	Severance and Benefits	Lease Termination and Facility Closing Costs	Write Down and Adjustment of Long-lived Assets	Total
Provision during 2001	$4,315	$3,623	$3,687	$11,625

Payments during 2001	(3,150)	(196)

Balance at November 30, 2001	1,165	3,427
Provision during 2002	503	161	$(298)	$366

Payments during 2002	(1,668)	(1,276)
Adjustments during 2002	—	(862)

Balance at November 30, 2002	—	1,450
Payments during 2003	—	(161)

Balance at November 30, 2003	$—	$1,289

The $.9 million adjustment to the restructuring reserve at November 30, 2002 represents a reclassification to a lease obligation accrual. During 2001, the Company provided $1.5 million representing the estimated loss on remaining lease obligations, net of expected sublease income, of vacating certain office space resulting from headcount reductions associated with the restructuring. The remaining lease obligation, which also included additional floor space which continued to be occupied, had a lease expiration date of December 31, 2004. During 2002, the Company entered into an amended lease arrangement whereby the lease related to occupied floor space was extended to December 31, 2009 and the lease obligation related to the vacated space was terminated as of December 31, 2002. The Company is amortizing the $.9 million ratably over the term of the amended lease.

Settlement Proceeds

Fiscal 2002 results included $4.5 million cash received in 2002 in settlement of a legal action initiated by the Company during 1999 against the provider of an enterprise resource planning software. As part of the settlement agreement, all litigation against the software provider was terminated.

Operating Segment Information

The Company is engaged in the manufacturing and marketing of apparel. The Company’s customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company’s Men’s Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women’s Apparel Group markets women’s career apparel, sportswear and accessories to both retailers and to individuals who purchase women’s apparel through a direct to consumer catalog and using the internet.

Information on the Company’s operations for the three years ended November 30, 2003 is summarized as follows (in millions):

2003	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$501.7	$60.1	$—	$561.8
Earnings (loss) before taxes	29.9	4.3	(19.8)	14.4
Total assets at year end	268.5	30.2	140.7	439.4
Depreciation and amortization	5.4	0.4	0.1	5.9
Property additions	2.4	0.2	—	2.6

2002	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$521.1	$49.2	$—	$570.3
Earnings (loss) before taxes	30.6	(0.9)	(28.3)	1.4
Total assets at year end	274.6	25.0	155.7	455.3
Depreciation and amortization	5.7	0.5	0.1	6.3
Property additions	3.0	0.4	—	3.4

2001	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$547.4	$52.8	$—	$600.2
Earnings (loss) before taxes	2.6	(3.1)	(29.1)	(29.6)
Total assets at year end	322.6	29.8	90.7	443.1
Depreciation and amortization	6.0	0.6	0.2	6.8
Property additions	8.8	0.9	0.1	9.8

During the years ended November 30, 2003, 2002 and 2001, there were no intergroup sales, and there was no change in the basis of measurement of group earnings or loss. Net sales to customers in countries other than in North America are not significant.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

The Men’s Apparel Group amounts include restructuring charges of $.4 million in fiscal 2002 and $9.5 million in fiscal 2001. The Men’s Apparel Group total assets include goodwill related to acquisitions.

Amounts included in the “adjustment” column for earnings (loss) before taxes consist principally of interest expense, refinancing expense, general corporate expenses and in 2002, the $4.5 million settlement proceeds re: termination of a systems project. The 2001 earnings (loss) before tax amount also includes a $2.1 million restructuring charge. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including the intangible pension asset at November 30, 2003 and 2002. Adjustments of depreciation and amortization and net property additions are for corporate properties.

Quarterly Financial Summary (Unaudited)

Unaudited quarterly financial data for the fiscal years ended November 30, 2003 and 2002 are as follows (in thousands, except per share data):

	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter
Year Ended November 30, 2003
Net sales	$131,837	$126,977	$151,559	$151,476
Gross profit	38,856	39,245	43,054	48,344
Net earnings	1,070	1,005	3,540	3,090
Diluted earnings per share	.03	.03	.10	.09

	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter(3)
Year Ended November 30, 2002
Net sales	$139,381	$130,535	$149,291	$151,093
Gross profit	37,528	35,674	42,303	48,973
Net earnings (loss)	(1,085)	(937)	(71)	2,959
Diluted earnings (loss) per share	(.03)	(.03)	—	.08

(1)	The first quarter of 2003 included $.8 million of refinancing expense related to the write-off of unamortized debt discount attributable to the retirement of $10.3 million of then outstanding 12.5% Senior Unsecured Notes.
(2)	The third quarter of 2002 included $2.8 million of refinancing expense related to the write-off of unamortized issue costs attributable to the refinancing of the Company’s Credit Facility.
(3)	The fourth quarter of 2002 included (i) a reduction to cost of sales of approximately $4.0 million related to lower year end quantities and related unit cost of inventories valued under the LIFO inventory method, and (ii) $1.4 million of refinancing expense related to the write-off of unamortized debt discount attributable to the retirement of $15 million of the $25.3 million outstanding 12.5% Senior Unsecured Notes.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9-A—Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(B) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10—Directors and Executive Officers of the Registrant

Information contained in the Proxy Statement for the 2004 Annual Meeting under the caption “Information About Nominees For Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information on Executive Officers of the Registrant is included under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct and Ethics, including a “Code of Ethics for Chief Executive and Senior Financial Officers” which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and Ethics will be available on the Company’s website at www.hartmarx.com, under the heading “Investor Information” not later than the date of the Company’s annual meeting on April 15, 2004. In addition, the Company will provide to any person without charge, upon request, addressed to the Corporate Secretary at Hartmarx Corporation, 101 North Wacker Drive, Chicago, IL 60606, a copy of the Code of Conduct and Ethics.

The Audit Committee consists of the following members of the Company’s Board of Directors: Michael B. Rohlfs, Chairman, Jeffrey A. Cole, James P. Dollive and Donald P. Jacobs, each of whom is an “independent director” under the New York Stock Exchange listing standards applicable to audit committee members. The Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Rohlfs, Chairman of the Committee, and Mr. Dollive are each qualified as an audit committee financial expert. Mr. Rohlfs has served on the Audit Committee since 1996, and has served as Chairman of the Audit Committee since 2001. He is a certified public accountant, with many years of experience in the practice of public and private accounting. Mr. Dollive is the executive vice president and chief financial officer for Kraft Foods Inc. and was elected to serve on the Audit Committee in May 2003.

Item 11—Executive Compensation

Information contained in the Proxy Statement for the 2004 Annual Meeting under the captions “Executive Officer Compensation” and “Director Compensation” is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

Information contained in the Proxy Statement for the 2004 Annual Meeting under the captions “Equity Compensation Plan Information”, “Security Ownership of Directors and Officers” and “Ownership of Common Stock” is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

None.

Item 14—Principal Accounting Fees and Services

Information contained in the Proxy Statement for the 2004 Annual Meeting under the captions “PricewaterhouseCoopers LLP Fees and Services” and “Pre-Approval of Non-Audit Services” is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(a)(3) See the “Index to Exhibits” set forth below.

(b) Reports on Form 8-K

On October 2, 2003, the Company filed Form 8-K announcing an amendment to the Amended and Restated Rights Agreement dated as of April 13, 2000.

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

*3-A-2

Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation Law §102(b)(7) (Exhibit 3-A-3 to Form 10-K for the year ended November 30, 1993), (1).

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

*4-A-2

Second Amendment to Amended and Restated Rights Agreement dated as of September 25, 2003 by and between the Company and Equiserve Trust Company, N.A., as rights agent (Exhibit 4-1 to Form 8-K filed October 2, 2003), (1).

*4-C-1	Loan and Security Agreement, dated as of August 30, 2002 (Exhibit 4-C-1 to Form 10-Q for the quarter ended August 31, 2002), (1).

*4-C-2	Amendment No. 1 to Loan and Security Agreement, dated as of February 25, 2003. (Exhibit 4-C-2 to Form 10-K for the year ended November 30, 2002), (1).

*10-A	2003 Incentive Stock Plan (Exhibit 10-A to Form 10-Q for the quarter ended May 31, 2003), (1). **

*10-A-1	1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy Statement of the Company relating to the 1995 Annual Meeting), (1). **

*10-B

Description of Hartmarx Management Incentive Plan (Information included under the caption “REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE—Executive Compensation Program—Short-Term Incentives”) in the Proxy Statement of the Company relating to the 2004 Annual Meeting, (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K

*10-C

Description of Hartmarx Long Term Incentive Plan (Information included under the caption “REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE—Executive Compensation Program—Long-Term Incentives” in the Proxy Statement of the Company relating to the 2004 Annual Meeting), (1). **

*10-D-1	Form of Deferred Compensation Agreement, as amended, between the Company and Directors Farley and Jacobs (Exhibit 10-D-1 to Form 10-K for the year ended November 30, 1993), (1). **

*10-D-2	Form of First Amendment to Director Deferred Compensation Agreement between the Company and Directors Farley and Jacobs (Exhibit 10-D-2 to Form 10-K for the year ended November 30, 1994), (1). **

*10-E-1	Form of Deferred Compensation Agreement, as amended, between the Company and Messrs. Hand, Patel, Morgan and Proczko (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993), (1). **

*10-E-2

Form of First Amendment to Executive Deferred Compensation Agreement between the Company and Messrs. Hand, Patel, Morgan and Proczko (Exhibit 10-E-2 to Form 10-K for the year ended November 30, 1994), (1). **

*10-F-1

Employment Agreement dated August 1, 1996 between the Company and Elbert O. Hand, amended and restated effective November 27, 2000 (Exhibit 10-F-1 to Form 10-K for the year ended November 30, 2000), (1). **

*10-F-2

Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-F-2 to Form 10-K for the year ended November 30, 2000), (1). **

*10-F-3

Employment Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-F-3 to Form 10-K for the year ended November 30, 2000), (1). **

*10-F-4	Letter Amendment dated April 11, 2002 to Employment Agreement and Severance Agreement between the Company and Elbert O. Hand (Exhibit 10-F-4 to Form 10-Q for the quarter ended May 31, 2002), (1). **

*10-F-5	Letter Amendment dated April 11, 2002 to Employment Agreement and Severance agreement between the Company and Homi B. Patel (Exhibit 10-F-5 to Form 10-Q for the quarter ended May 31, 2002), (1). **

*10-F-6	Letter Amendment dated August 8, 2002 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-5 to Form 10-Q for the quarter ended August 31, 2002), (1). **

*10-F-7	Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-6 to Form 10-Q for the quarter ended August 31, 2002), (1). **

*10-F-8	Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-7 to Form 10-Q for the quarter ended August 31, 2002), (1). **.

Exhibit No. and Applicable Section of 601 of Regulation S-K

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

*10-G-4	Form of Severance Agreement between the Company and Executive Officer Andrew A. Zahr (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 2000), (1). **

*10-H-1	Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Elbert O. Hand (Exhibit 10-H-1 to Form 10-K for the year ended November 30, 1999), (1). **

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

Form of Indemnity Agreement between the Company and Directors Anthony, Bakhsh, Cole, Dollive, Farley, Hand, Jacobs, Jain, Patel, Rohlfs and Scott (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1993), (1). **

*10-J-1	Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **

*10-J-2	Deferred Compensation Plan effective January 1, 2001 (Exhibit 10-J-2 to Form 10-K for the year ended November 30, 2000), (1). **

*10-J-3	Deferred Compensation Plan effective January 1, 2002 (Exhibit 10-J-3 to Form 10-K for the year ended November 30, 2001), (1). **

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. and Applicable Section of 601 of Regulation S-K

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits incorporated herein by reference. (1) File No. 1-8501

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMARX CORPORATION

(Registrant)

By:	/s/ GLENN R. MORGAN	and By:	/s/ TARAS R. PROCZKO
	Glenn R. Morgan		Taras R. Proczko
	Executive Vice President and Chief Financial Officer		Senior Vice President, General Counsel and Secretary

Date: February 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ELBERT O. HAND Elbert O. Hand Chairman, Director	/s/ HOMI B. PATEL Homi B. Patel President, Chief Executive Officer, Director

/s/ MICHAEL F. ANTHONY * Michael F. Anthony, Director	/s/ DONALD P. JACOBS * Donald P. Jacobs, Director

/s/ SAMAUAL A.T. BAKHSH * Samaual A.T. Bakhsh, Director	/s/ DIPAK JAIN * Dipak Jain, Director

/s/ JEFFREY A. COLE * Jeffrey A. Cole, Director	/s/ MICHAEL B. ROHLFS * Michael B. Rohlfs, Director

/s/ JAMES P. DOLLIVE * James P. Dollive, Director	/s/ STUART L. SCOTT * Stuart L. Scott, Director

/s/ RAYMOND F. FARLEY * Raymond F. Farley, Director	/s/ ANDREW A. ZAHR Andrew A. Zahr Vice President and Controller Principal Accounting Officer

/s/ GLENN R. MORGAN Glenn R. Morgan Executive Vice President, Chief Financial Officer

By:	/s/ GLENN R. MORGAN	By:	/s/ TARAS R. PROCZKO
	Glenn R. Morgan		Taras R. Proczko

* Pursuant to Power of Attorney

Date: February 24, 2004

HARTMARX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED NOVEMBER 30, 2003, 2002 and 2001

(000’s Omitted)

	Allowance for Doubtful Accounts Fiscal Year Ended November 30,
	2003	2002	2001
Balance at beginning of year	$8,984	$10,185	$7,620
Charged to costs and expenses	4,714	3,649	3,688
Deductions from reserves (1)	(3,094)	(4,850)	(1,586)
Reserve related to acquired businesses	—	—	463

Balance at end of year	$10,604	$8,984	$10,185

(1)	Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

F-1