Form 10-Q
period 2004-02-29
HARTMARX CORP/DE
filed 2004-04-07
CIK 723371

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2004

                                      or

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

         Indicate by check mark |X| whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No _____

         At March 31, 2004 there were 35,446,576 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I - FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Unaudited Consolidated Statement of Earnings
                 for the three months ended February 29, 2004
                 and February 28, 2003.                                    3

                 Unaudited Condensed Consolidated Balance Sheet
                 as of February 29, 2004, November 30, 2003 and
                 February 28, 2003.                                        4

                 Unaudited Condensed Consolidated Statement of Cash
                 Flows for the three months ended February 29, 2004
                 and February 28, 2003.                                    6

                 Notes to Unaudited Condensed Consolidated Financial
                 Statements.                                               7

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.           13

    Item 3.      Quantitative and Qualitative Disclosures About Market
                 Risk                                                     17

    Item 4.      Controls and Procedures                                  18


Part II - OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K                         19

    Signatures                                                            19

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HARTMARX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                   (000's Omitted, except per share amounts)


                                                                                Three Months Ended
                                                                    -------------------------------------------
                                                                     Feb. 29, 2004             Feb. 28, 2003
                                                                    -----------------         -----------------

Net sales                                                            $       136,613            $      131,837

Licensing and other income                                                       569                       448
                                                                    -----------------         -----------------
                                                                             137,182                   132,285
                                                                    -----------------         -----------------
Cost of goods sold                                                            95,863                    92,981

Selling, general and administrative expenses                                  36,206                    34,834
                                                                    -----------------         -----------------
                                                                             132,069                   127,815
                                                                    -----------------         -----------------
Earnings before interest and taxes                                             5,113                     4,470

Interest expense                                                               1,543                     1,910

Refinancing expense                                                                -                       795
                                                                    -----------------         -----------------
Earnings before taxes                                                          3,570                     1,765

Tax provision                                                                  1,410                       695
                                                                    -----------------         -----------------

Net earnings                                                         $         2,160            $        1,070
                                                                    =================         =================

Basic and diluted earnings per share                                 $           .06            $          .03
                                                                    =================         =================

Dividends per common share                                           $             -            $            -
                                                                    =================         =================

Average shares outstanding:
       Basic                                                                  34,586                    34,350
                                                                    =================         =================
       Diluted                                                                35,603                    34,441
                                                                    =================         =================


                   (See accompanying notes to unaudited condensed consolidated financial statements)


                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)


                                                                Feb. 29,           Nov. 30,           Feb. 28,
                                                                  2004               2003               2003
                                                             --------------      ------------       --------------
CURRENT ASSETS

     Cash and cash equivalents                               $       1,447        $     2,964         $     1,623

     Accounts receivable, less allowance
         for doubtful accounts of $9,881
         $10,604 and $9,107                                        135,006            117,778             133,305

     Inventories                                                   128,281            124,010             120,888

     Prepaid expenses                                                6,225              5,249               6,519

     Deferred income taxes                                          14,521             14,521              11,372
                                                             --------------      -------------      --------------
         Total current assets                                      285,480            264,522             273,707
                                                             --------------      -------------      --------------

GOODWILL                                                            23,145             23,165              21,660
                                                             --------------      -------------      --------------

DEFERRED INCOME TAXES                                               54,095             53,636              61,292
                                                             --------------      -------------      --------------

OTHER ASSETS                                                         7,196              7,858               8,308
                                                             --------------      -------------      --------------

PREPAID AND INTANGIBLE PENSION ASSET                                59,104             60,871              63,004
                                                             --------------      -------------      --------------

PROPERTIES

     Land                                                            1,980              1,980               1,980

     Buildings and building improvements                            36,361             36,350              36,263

     Furniture, fixtures and equipment                             104,536            104,321             101,673

     Leasehold improvements                                         25,306             25,273              24,755
                                                             --------------      -------------      --------------
                                                                   168,183            167,924             164,671

     Accumulated depreciation and amortization                    (139,740)          (138,601)           (133,356)
                                                             --------------      -------------      --------------
         Net properties                                             28,443             29,323              31,315
                                                             --------------      -------------      --------------
TOTAL ASSETS                                                 $     457,463        $   439,375         $   459,286
                                                             ==============      =============      ==============


               (See accompanying notes to unaudited ondensed consolidated financial statements)


                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted)


                                                                Feb. 29,            Nov. 30,           Feb. 28,
                                                                  2004               2003                2003
                                                             --------------      -------------      -------------
CURRENT LIABILITIES

     Current portion of long-term debt                       $      15,638        $    15,628        $     20,592

     Accounts payable and accrued expenses                          59,113             65,200              58,023
                                                             --------------      -------------      --------------
        Total current liabilities                                   74,751             80,828              78,615
                                                             --------------      -------------      --------------

NON-CURRENT LIABILITIES                                             12,621             13,142              12,586
                                                             --------------      -------------      --------------

LONG-TERM DEBT                                                     109,478             88,776             118,230
                                                             --------------      -------------      --------------

MINIMUM PENSION LIABILITY                                           64,178             64,178              69,473
                                                             --------------      -------------      --------------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
        2,500,000 authorized and unissued                                -                  -                   -

     Common shares, $2.50 par value; 75,000,000
        shares authorized; 36,194,814 shares issued
        at February 29, 2004, 36,996,314 shares
        issued at November 30, 2003 and 36,800,564
        shares issued at February 28, 2003.                         90,487             92,491              92,001

     Capital surplus                                                64,478             65,642              67,177

     Retained earnings                                              57,435             55,275              47,640

     Unearned employee benefits                                       (482)            (1,303)             (2,076)

     Common shares in treasury, at cost,
         808,716 at February 29, 2004,
         1,916,681 at November 30, 2003 and
         2,383,028 at February 28, 2003.                            (4,038)            (8,454)            (10,512)

     Accumulated other comprehensive income (loss)                 (11,445)           (11,200)            (13,848)
                                                             --------------      -------------      --------------
         Total shareholders' equity                                196,435            192,451             180,382
                                                             --------------      -------------      --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $     457,463        $   439,375        $    459,286
                                                             ==============      =============      ==============

                  (See accompanying notes to unaudited condensed consolidated financial statements)


                             HARTMARX CORPORATION
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)


                                                                                      Three Months Ended
                                                                             ----------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                             Feb. 29, 2004            Feb. 28, 2003
                                                                             --------------           ---------------
Cash Flows from operating activities:


      Net earnings                                                        $       2,160               $       1,070

      Reconciling items to adjust net earnings to
         net cash used in operating activities:
          Depreciation and amortization of fixed assets                           1,414                       1,561

          Amortization of long lived assets, debt discount and
              unearned employee benefits                                          1,349                         883

          Non-cash charge re: refinancing expense                                     -                         795

          Changes in:
              Receivables, inventories, prepaids and other assets               (20,532)                    (11,199)

              Accounts payable, accrued expenses and
                   non-current liabilities                                       (5,238)                    (11,482)

              Taxes and deferred taxes on earnings                                  898                         258
                                                                          --------------             ---------------
Net cash used in operating activities                                           (19,949)                    (18,114)
                                                                          --------------             ---------------

Cash Flows from investing activities:
      Capital expenditures                                                         (577)                       (403)

      Contingent payments re: acquisition                                        (1,392)                     (1,664)
                                                                          --------------             ---------------
Net cash used in investing activities                                            (1,969)                     (2,067)
                                                                          --------------             ---------------

Cash Flows from financing activities:
      Increase in borrowings under Credit Facility                               20,864                      25,169

      Payment of 12.5% Senior Unsecured Notes                                         -                     (10,341)

      Payment of other debt                                                        (152)                       (141)

      Checks drawn in excess of bank balances                                    (1,818)                          -

      Other equity transactions                                                   1,507                         263
                                                                          --------------             ---------------
Net cash provided by financing activities                                        20,401                      14,950
                                                                          --------------             ---------------
Net decrease in cash and cash equivalents                                        (1,517)                     (5,231)

Cash and cash equivalents at beginning of period                                  2,964                       6,854
                                                                          --------------             ---------------
Cash and cash equivalents at end of period                                $       1,447               $       1,623
                                                                          ==============             ===============

Supplemental cash flow information:
      Net cash paid during the period for:
          Interest                                                        $       1,561               $       2,408

          Income taxes                                                              399                         437


                 (See accompanying notes to unaudited condensed consolidated financial statements)


                             HARTMARX CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2003. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. At February 29, 2004, the total of outstanding stock options included 361,142 shares at exercise prices ranging from $5.25 to $8.09. These shares were not included in the computation of diluted earnings per share utilizing the treasury stock method, as the average price of the Company's stock was below the grant price from these options. At February 28, 2003, options to purchase 2,942,998 shares of the Company's common stock were outstanding at prices ranging from $2.50 to $8.09. For 2003, these options were not included in the computation of diluted earnings per share, as the average price per share of the Company's common stock was below the grant price.

The Company accounts for its employee stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share amounts).


                                                                        Three Months Ended
                                                                ------------------------------------
                                                                  Feb. 29,               Feb. 28,
                                                                    2004                   2003
                                                                -------------          -------------


Net earnings, as reported                                       $     2.2                $    1.1

Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects                (0.2)                   (0.2)
                                                                -------------          -------------
Pro forma net earnings                                          $     2.0                $    0.9
                                                                =============          =============

Earnings per share:

    Basic and diluted - as reported                             $      .06               $     .03
                                                                =============          =============
    Basic and diluted - pro forma                               $      .06               $     .03
                                                                =============          =============


The fair value of each option granted in the respective period is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. First quarter results included $.6 million of incremental expense associated with the performance based vesting on February 10, 2004 of 606,500 restricted stock awards resulting from the closing price of common shares equaling or exceeding $4.25 for thirty consecutive days.

Note 3

Long-term debt comprised the following (000's omitted):


                                                         Feb. 29,         Nov. 30,         Feb. 28,
                                                           2004             2003             2003
                                                        ------------     ------------     ------------


Borrowings under Credit Facility                        $   89,538       $   68,674       $  102,649

Industrial development bonds                                17,250           17,250           17,250

Mortgages and other debt                                    18,328           18,480           18,923
                                                        ------------     ------------     ------------
                                                           125,116          104,404          138,822

Less - current                                              15,638           15,628           20,592
                                                        ------------     ------------     ------------
Long-term debt                                          $  109,478       $   88,776       $  118,230
                                                        ============     ============     ============


Effective August 31, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. The Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 3.6% at February 29, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of February 29, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At February 29, 2004, the Company had approximately $21 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and availability. At February 29, 2004, additional borrowing availability under the Credit Facility was approximately $59 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which interest is paid semi-annually and there is no collateral.

On January 21, 2003, the Company retired the remaining $10.3 million face value of the then outstanding 12.5% senior unsecured notes. This early retirement resulted in a fiscal 2003 pre-tax charge of $.8 million, related to the write-off of the remaining unamortized debt discount and issue costs, and reflected as refinancing expense in the accompanying Unaudited Consolidated Statement of Earnings for the quarter ended February 28, 2003.

Note 4

Inventories at each date consisted of (000's omitted):


                                         Feb. 29,          Nov. 30,           Feb. 28,
                                          2004              2003               2003
                                      ------------      -------------      ------------

        Raw  materials                $   37,641        $    38,455        $    42,853

        Work-in-process                    7,263              7,168              8,435

        Finished goods                    83,377             78,387             69,600
                                      ------------      -------------      -------------
                                      $  128,281        $   124,010        $   120,888
                                      ============      =============      =============


Inventories are stated at the lower of cost or market. At February 29, 2004, November 30, 2003 and February 28, 2003, approximately 47%, 48% and 45% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

Note 5

The Company is engaged in the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company 's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women's Apparel Group markets women's career apparel, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct to consumer catalog and using the internet.

Information on the Company's operations and total assets for the three months ended and as of February 29, 2004 and February 28, 2003 is summarized as follows (in millions):


                                       Men's             Women's
                                      Apparel            Apparel
                                       Group              Group              Adj.             Consol.
                                    -------------      -------------     --------------     -------------

2004


Net sales                           $  119.2             $  17.4               -               $  136.6

Earnings (loss) before taxes             7.5                 1.4             (5.3)                  3.6

Total assets                           286.8                30.1            140.6                 457.5


2003

Net sales                           $  120.6             $  11.2         $     -               $  131.8

Earnings (loss) before taxes             8.1                (0.2)            (6.1)                  1.8

Total assets                           283.8                24.7            150.8                 459.3


During the three months ended February 29, 2004 and February 28, 2003, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense, refinancing expense in 2003, and general corporate expenses. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including the intangible pension asset. The Men's Apparel Group total assets include goodwill related to acquisitions.

Note 6

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                                            Three Months Ended
                                                                      --------------------------------
                                                                        Feb. 29,          Feb. 28,
                                                                          2004              2003
                                                                      -------------     --------------


          Net earnings                                                $    2,160         $   1,070

          Other comprehensive income (loss):
               Change in fair value of foreign exchange
                  contracts, net of tax                                      (86)               73

               Currency translation adjustment, net of tax                  (159)              193
                                                                      -------------     --------------
          Comprehensive earnings                                      $    1,915         $   1,336
                                                                      =============     ==============

The change in Accumulated Other Comprehensive Income (Loss) consists of the following (000's omitted):


         As of November 30, 2003                                 $   (11,200)

         Current period change in:

           Fair value of foreign exchange contracts,
             net of tax                                                  (86)

           Currency translation adjustment, net of tax                  (159)
                                                                 ------------
         As of February 29, 2004                                 $   (11,445)
                                                                 ============

Note 7

On September 25, 2003, the Board of Directors adopted an amendment to the Rights Agreement which provides that the Rights expire at the earliest of (i) the close of business on January 31, 2006, (ii) the time at which the Rights are redeemed in accordance with the terms of the Rights Agreement or (iii) the close of business on the first Trading Day (as defined in the Rights Agreement) after the closing price of the Company's common stock as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange ("NYSE") or comparable national securities exchange, if not listed on the NYSE, exceed the Book Value per Share (as defined below) for 60 consecutive calendar days. The term "Book Value per Share" means on any date the total shareholders' equity of the Company as reported in the Company's most recent periodic report filed with the SEC divided by the total number of shares of the Company's common stock issued and outstanding stated in such report. At February 29, 2004, book value per share was $5.55.

Note 8

As of December 1, 2003, the Company adopted the Financial Accounting Standards Board FIN 46 "Consolidation of Variable Interest Entities, An Interpretation of APB No. 51". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE") and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the Board deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for VIEs created before February 1, 2003. As the Company does not have any VIEs, adoption of this statement has had no effect on the Company's reported financial condition, results of operations, cash flows or financial statement disclosures.

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003) - "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 (Revised) retains the disclosures required by SFAS 132 and requires additional disclosures relating to types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 (Revised) are effective for financial statements issued for years ending after December 15, 2003 (the Company's fiscal year beginning December 1, 2003) and for interim periods beginning after December 15, 2003 (the Company's second quarter beginning March 1, 2004), at which time the additional disclosures will be included.

                             HARTMARX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group markets women's career apparel, sportswear and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website.

The Company's principal operational challenges have been to address the following:

<        The widespread casual dressing in the workplace, which was a major contributor to the overall market decline for tailored clothing products, especially for tailored suits, the Company's core product offering.

<        The need to diversify the Company's product offerings in non-tailored product categories in light of the declining demand for tailored clothing.

<        The market share declines experienced by certain department store retailers, an important distribution channel for the Company.

The Company has gradually expanded its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions, including the acquisition of the Consolidated Apparel Group during 2001. This product diversification has also opened up or expanded distribution channels for the Company's products, such as through resort and "green grass" golf shops for the Company's golf lines, warehouse clubs for moderate-priced sportswear and most recently, internet-based marketing for certain womenswear products. Sales of non-tailored apparel (men's sportswear, golfwear, slacks and womenswear) increased to 42% of total sales during the first quarter of 2004 compared to 38% for the first quarter of 2003. For the full year, non-tailored apparel sales represented 44% of total sales in 2003 compared to 42% in 2002. The increase in first quarter pre-tax earnings to $3.6 million in 2004 from $1.8 million in 2003 reflected a 3.6% revenue increase to $136.6 million from $131.8 million, improved operating margins and lower financing related costs.


Liquidity and Capital Resources

November 30, 2003 to February 29, 2004

Since November 30, 2003, net accounts receivable increased $17.2 million or 14.6% to $135.0 million, principally attributable to the seasonal increase from tailored clothing shipments in the Men's Apparel Group. This increase represented the principal item comprising the $19.9 million net cash used in operating activities in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows. Inventories of $128.3 million increased $4.3 million or 3.4% reflecting certain sportswear product categories which have a later revenue cycle compared to tailored clothing. Net properties decreased $.9 million to $28.4 million as depreciation expense exceeded capital additions. Accounts payable and accrued expenses declined $6.1 million reflecting regular seasonal payments. Total debt, including current maturities, increased $20.7 million to $125.1 million and represented the principal source of net cash provided by financing activities in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows; this increase reflected regular seasonal increases in working capital requirements. Total debt represented 39% of total capitalization at February 29, 2004 compared to 35% at November 30, 2003. Shareholders' equity increased $4.0 million from the earnings as well as from the favorable impact of stock option exercises.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

The Company's borrowing arrangements consist of a senior revolving credit facility, mortgages and industrial development bonds. The current $200 million Credit Facility has an initial three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 3.6% at February 29, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate at February 29, 2004 and February 28, 2003 on all borrowings was approximately 5.2% in 2004 compared to 5.3% in 2003.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of February 29, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

o The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2003 and 2002. The ten largest customers represented approximately 56% of consolidated sales during fiscal 2003 with the largest customer representing approximately 26% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial condition and results of operations.

At February 29, 2004, the Company had approximately $21 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. At February 29, 2004, additional borrowing availability under the Credit Facility was approximately $59 million. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. For the trailing twelve months, additional availability levels have ranged from $26 million to $97 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At February 29, 2004, there were an aggregate of $1.9 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made in the next nine months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

The Company's various borrowing arrangements are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency "triggers" which would impact either the borrowing rate or borrowing commitment. The Company has not entered into off balance sheet financing arrangements, other than operating leases, and has made no financial commitments or guarantees with any unconsolidated subsidiaries or special purpose entities. All of the Company's subsidiaries are wholly owned and included in the accompanying consolidated financial statements. There have been no related party transactions nor any other transactions which have not been conducted on an arm's-length basis. The Company believes its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects.


February 28, 2003 to February 29, 2004

Net accounts receivable of $135.0 million increased $1.7 million or 1.3% principally reflecting the higher sales. Inventories of $128.3 million increased $7.4 million or 6.1%, attributable to the Men's Apparel Group in anticipation of higher sales. Net properties of $28.4 million decreased $2.9 million, as capital additions were more than offset by higher depreciation expense. At February 29, 2004, total debt of $125.1 million declined $13.7 million compared to the year earlier level. Debt levels have been favorably impacted principally by the higher cash earnings. Total debt represented 39% of total capitalization at February 29, 2004 compared to 43% at February 28, 2003.

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

First quarter consolidated sales were $136.6 million compared to $131.8 million in 2003; the 3.6% increase was attributable to the Women's Apparel Group. Men's Apparel Group revenues of $119.2 million declined $1.4 million or 1.2% with sportswear increases offset by tailored clothing declines. Women's Apparel Group revenues, which represented approximately 13% of consolidated sales in 2004 and 9% in 2003, increased approximately $6.2 million from new brand introductions and higher web based sales. Aggregate sportswear and other non-tailored clothing product categories represented approximately 42% of total first quarter revenues in 2004 and 38% in 2003.

The consolidated gross margin percentage to sales was 29.8% compared to 29.5% last year. The higher gross margin rate compared to last year reflected changes in product mix, as women's and men's sportswear product categories generated a higher gross margin rate compared to tailored clothing. Consolidated selling, general and administrative expenses were $36.2 million in 2004 compared to $34.8 million in 2003; the ratio to sales was 26.5% in 2004 compared to 26.4% in 2003. The current period included $.6 million of incremental expense associated with the performance based vesting on February 10, 2004 of 606,500 restricted stock awards resulting from the closing price of common shares equaling or exceeding $4.25 for thirty consecutive calendar days. Vesting of additional restricted stock awards is expected to result in approximately $.3 million of incremental expense during the Company's second quarter ending May 31, 2004.

Earnings before interest and taxes ("EBIT") were $5.1 million in 2004 compared to $4.5 million in 2003, as the $.6 million decline in the Men's Apparel Group was more than offset by higher Women's Apparel Group earnings. EBIT represented 3.7% of consolidated sales in 2004 and 3.4% of sales in 2003, reflecting the improved gross margin ratio compared to the prior year. Interest expense declined to $1.5 million in 2004 compared to $1.9 million in 2003, attributable to lower average borrowings and to a decrease in the weighted average interest rate. The prior period also included $.8 million of pre-tax refinancing expense related to the write off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12.5% senior unsecured notes. Consolidated pre-tax earnings were $3.6 million in 2004 compared to $1.8 million in 2003. After reflecting the applicable tax provision, consolidated net earnings were $2.2 million in 2004 compared to $1.1 million in 2003. The basic and diluted earnings per share was $.06 in 2004 compared to $.03 per share in 2003.

Based on current conditions, the Company continues to anticipate a consolidated sales increase for the year ending November 30, 2004 in the low to mid single digit range. In the Men's Apparel Group, revenue increases are expected in the men's sportswear product categories, including the Ted Baker and Bobby Jones product lines, as well as from new dedicated brand programs with several additional retailers similar to the Austin Reed sportswear program initiated previously with Dillards. Men's tailored clothing revenues in 2004 are anticipated to approximate the level attained during 2003. While a full-year revenue increase is also anticipated in the Women's Apparel Group, a significant portion of the higher first quarter revenues reflected newer programs initiated in the Fall of 2003.

The improving economy and stock market recovery in recent months are encouraging, although consumer spending for apparel in certain department stores remains sluggish. The anticipated revenue increase for 2004 as noted above, along with the administrative expense structure currently in place, are expected to result in net earnings increasing in the 25% - 40% range over 2003's full-year net earnings of $8.7 million or $.25 per diluted share. Debt reduction by fiscal year-end November 30, 2004 in the $15-$20 million range is anticipated, assuming no acquisitions. The Company continues to pursue prudent acquisitions which can produce positive cash flows, are accretive to earnings in the near to mid-term, and which do not create excess debt leverage.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2003 Annual Report on Form 10-K for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of February 29, 2004, the Company had entered into foreign exchange contracts, aggregating approximately $1.9 million corresponding to approximately 1.7 million Euros primarily related to inventory purchases in the next nine months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.9 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods in 2003 and 2002. The ten largest customers represented approximately 56% of consolidated sales during fiscal 2003 with the largest customer representing approximately 26% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.


Item 4 - Controls and Procedures

         (A) Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

         Limitations on the Effectiveness of Controls. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARTMARX CORPORATION


April 7, 2004                       By  /s/ GLENN R. MORGAN
                                        ------------------------------------
                                        Glenn R. Morgan
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

                                        (Principal Financial Officer)


April 7, 2004                       By  /s/ ANDREW A. ZAHR
                                        -------------------------------------
                                        Andrew A. Zahr
                                        Vice President and Controller

                                        (Principal Accounting Officer)