Form 10-Q
period 2004-05-31
HARTMARX CORP/DE
filed 2004-07-08
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2004

                                       OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                            Yes  X
                                                ---    ---

     At June 30, 2004 there were 35,491,658 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION

                                      INDEX


                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I - FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                      Unaudited Consolidated Statement of Earnings
                      for the three months and six months ended
                      May 31, 2004 and May 31, 2003.                                            3

                      Unaudited Condensed Consolidated Balance Sheet
                      as of May 31, 2004, November 30, 2003 and
                      May 31, 2003.                                                             4

                      Unaudited Condensed Consolidated Statement of
                      Cash Flows for the six months ended May 31, 2004
                      and May 31, 2003.                                                         6

                      Notes to Unaudited Condensed Consolidated Financial Statements.           7

         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                            17

         ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk               24

         ITEM 4.      Controls and Procedures                                                  24


PART II - OTHER INFORMATION

         ITEM 2.      Changes in Securities and Use of Proceeds                                26

         ITEM 4.      Submission of Matters to a Vote of Security Holders                      26

         ITEM 5.      Other Information                                                        26

         ITEM 6.      Exhibits and Reports on Form 8-K                                         27

         SIGNATURES                                                                            28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                              HARTMARX CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                 (000'S OMITTED)


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   MAY 31,                            MAY 31,
                                                        ------------------------------     -------------------------------
                                                           2004              2003              2004              2003
                                                        ------------     -------------     -------------     -------------
Net sale                                                 $ 142,383         $ 126,977         $ 278,996         $ 258,814
Licensing and other income                                     334               524               903               972
                                                         ---------         ---------         ---------         ---------
                                                           142,717           127,501           279,899           259,786
                                                         ---------         ---------         ---------         ---------
Cost of goods sold                                          97,846            87,732           193,709           180,713
Selling, general and administrative expenses                38,402            36,252            74,608            71,086
                                                         ---------         ---------         ---------         ---------
                                                           136,248           123,984           268,317           251,799
                                                         ---------         ---------         ---------         ---------
Operating earnings                                           6,469             3,517            11,582             7,987
Interest expense                                             1,579             1,857             3,122             3,767
Refinancing expense                                           --                --                --                 795
                                                         ---------         ---------         ---------         ---------
Earnings before taxes                                        4,890             1,660             8,460             3,425
Tax provision                                               (1,930)             (655)           (3,340)           (1,350)
                                                         ---------         ---------         ---------         ---------
Net earnings                                             $   2,960         $   1,005         $   5,120         $   2,075
                                                         =========         =========         =========         =========

Earnings per share:
Basic                                                    $     .08         $     .03         $     .15         $     .06
                                                         =========         =========         =========         =========
Diluted                                                  $     .08         $     .03         $     .14         $     .06
                                                         =========         =========         =========         =========

Dividends per common share                               $    --           $    --           $    --           $    --
                                                         =========         =========         =========         =========

Average shares outstanding:
       Basic                                                34,950            33,209            34,417            33,117
                                                         =========         =========         =========         =========
       Diluted                                              36,215            34,202            35,951            34,087
                                                         =========         =========         =========         =========

 (See accompanying notes to unaudited condensed consolidated financial statements)



                              HARTMARX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (000'S OMITTED)

                                                                          MAY 31,            NOV. 30,          MAY 31, 2003
                                                                            2004               2003
                                                                        -------------      --------------      -------------
CURRENT ASSETS
      Cash and cash equivalents                                          $     7,735        $      2,964       $        855
      Accounts receivable, less allowance
        for doubtful accounts of $8,402,
        $10,604 and $9,475                                                   116,258             117,778            110,950
      Inventories                                                            127,923             124,010            144,974
      Prepaid expenses                                                         5,892               5,249              7,076
      Deferred income taxes                                                   14,521              14,521             11,372
                                                                        -------------      --------------      -------------
         Total current assets                                                272,329             264,522            275,227
                                                                        -------------      --------------      -------------

GOODWILL                                                                      23,045              23,165             22,056
                                                                        -------------      --------------      -------------

DEFERRED INCOME TAXES                                                         52,280              53,636             60,639
                                                                        -------------      --------------      -------------

OTHER ASSETS                                                                   7,275               7,858              7,710
                                                                        -------------      --------------      -------------

PREPAID AND INTANGIBLE PENSION ASSET                                          63,116              60,871             60,545
                                                                        -------------      --------------      -------------

PROPERTIES
        Land                                                                   1,980               1,980              1,980
        Buildings and building improvements                                   36,395              36,350             36,253
        Furniture, fixtures and equipment                                    104,946             104,321            103,179
        Leasehold improvements                                                25,645              25,273             24,743
                                                                        -------------      --------------      -------------
                                                                             168,966             167,924            166,155
        Accumulated depreciation and amortization                           (141,039)           (138,601)          (135,514)
                                                                        -------------      --------------      -------------
         Net properties                                                       27,927              29,323             30,641
                                                                        -------------      --------------      -------------
TOTAL ASSETS                                                             $   445,972        $    439,375       $    456,818
                                                                        =============      ==============      =============


 (See accompanying notes to unaudited condensed consolidated financial statements)



                              HARTMARX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (000'S OMITTED)

                                                                          MAY 31,            NOV. 30,         MAY 31, 2003
                                                                            2004               2003
                                                                        -------------      -------------      -------------
CURRENT LIABILITIES
        Current portion of long-term debt                                    $  15,648       $  15,628       $  20,601

        Accounts payable and accrued expense                                    69,275          65,200          67,908
                                                                             ---------       ---------       ---------
                                                                                84,923          80,828          88,509
Total current liabilities
                                                                             ---------       ---------       ---------

NON-CURRENT LIABILITIES                                                         12,037          13,142          12,530
                                                                             ---------       ---------       ---------

LONG-TERM DEBT                                                                  84,834          88,776         103,772
                                                                             ---------       ---------       ---------

MINIMUM PENSION LIABILITY                                                       64,178          64,178          69,473
                                                                             ---------       ---------       ---------

SHAREHOLDERS' EQUITY

Preferred shares, $1 par value;
         2,500,000 authorized and unissued                                        --              --              --
         Common shares, $2.50 par value; 75,000,000 shares authorized;
            35,889,314 shares issued at May 31, 2004, 36,996,314 shares issued at November 30, 2003 and 36,795,314 shares issued at
            May 31, 2003                                                        89,723          92,491          91,988
        Capital surplus                                                         63,997          65,642          66,507
        Retained earnings                                                       60,395          55,275          48,645
        Unearned employee benefits                                                --            (1,303)         (1,615)
        Common shares in treasury, at cost,
         413,660 at May 31, 2004,
         1,916,681 at November 30, 2003 and
         2,187,414 at May 31, 2003                                              (2,460)         (8,454)         (9,649)
        Accumulated other comprehensive income (loss)                          (11,655)        (11,200)        (13,342)
                                                                             ---------       ---------       ---------
         Total shareholders' equity                                            200,000         192,451         182,534
                                                                             ---------       ---------       ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                         $ 445,972       $ 439,375       $ 456,818
                                                                             =========       =========       =========


 (See accompanying notes to unaudited condensed consolidated financial statements)



                              HARTMARX CORPORATION
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                 (000'S OMITTED)
                                                                                  SIX MONTHS ENDED MAY 31,
                                                                          ------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2004                        2003
                                                                          --------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                           $  5,120                    $  2,075
      Reconciling items to adjust net earnings to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                         2,859                       3,231
          Amortization of long lived assets, debt discount and
              unearned employee benefits                                        2,359                       1,605
          Non-cash charge re: refinancing expense                                --                           795
          Changes in:
              Receivables, inventories, prepaids and other assets              (5,488)                    (10,876)
              Accounts payable, accrued expenses and
                   non-current liabilities                                      2,522                      (1,335)
              Taxes and deferred taxes on earnings                              2,950                         580
                                                                             --------                    --------
Net cash provided by (used in) operating activities                            10,322                      (3,925)
                                                                             --------                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (1,729)                     (1,341)
      Contingent payments re: acquisition                                      (1,392)                     (1,664)
                                                                             --------                    --------
Net cash used in investing activities                                          (3,121)                     (3,005)
                                                                             --------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) under Credit Facility                              (3,612)                     10,868
      Payment of 12.5% Senior Unsecured Notes                                    --                       (10,341)
      Payment of other debt                                                      (310)                       (289)
      Change in checks drawn in excess of bank balances                          (668)                       --
      Other equity transactions                                                 2,160                         693
                                                                             --------                    --------
Net cash provided by (used in) financing activities                            (2,430)                        931
                                                                             --------                    --------
Net increase (decrease) in cash and cash equivalents                            4,771                      (5,999)
Cash and cash equivalents at beginning of period                                2,964                       6,854
                                                                             --------                    --------
Cash and cash equivalents at end of period                                   $  7,735                    $    855
                                                                             ========                    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Net cash paid during the period for:
          Interest                                                           $  2,844                    $  3,606
          Income taxes                                                            196                         770


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


NOTE 2

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares used in computing basic and diluted shares were as follows (000's omitted):

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          MAY 31,                                MAY 31,
                                                -----------------------------          -----------------------------
                                                   2004              2003                 2004             2003
                                                -----------       -----------          -----------      ------------
Basic                                               34,950            33,209               34,417            33,117
Dilutive effect of:
   Stock options and awards                            790                77                  781                78
   Restricted stock awards                             475               916                  753               892
                                                -----------       -----------          -----------      ------------
Diluted                                             36,215            34,202               35,951            34,087
                                                ===========       ===========          ===========      ============


At May 31, 2004 and 2003, all outstanding restricted stock awards were included in the calculation of diluted shares using the treasury stock method.

For the three months and six months ended May 31, 2004 and 2003, the following number of options were not included in the computation of diluted earnings per share, as the average price per share of the Company's common stock was below the grant price for the respective period:

                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                  MAY 31,                                    MAY 31,
                                      --------------------------------          ----------------------------------

                                         2004               2003                    2004                2003
                                      -----------      ---------------          -------------      ---------------
Anti-dilutive options                   66,685            2,865,895                129,238            2,906,362


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


                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       MAY 31,                             MAY 31,
                                                             -----------------------------        ---------------------------
                                                                2004             2003                2004           2003
                                                             -----------      ------------        -----------    ------------
Net earnings, as reported                                        $ 3.0            $ 1.0            $ 5.1            $ 2.1
Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all
      options, net of related tax effects                         (0.2)            (0.1)            (0.3)            (0.3)
                                                                 -----            -----            -----            -----
Pro forma net earnings                                           $ 2.8            $ 0.9            $ 4.8            $ 1.8
                                                                 =====            =====            =====            =====

Earnings per share:
 Basic - as reported                                             $ .08            $ .03            $ .15            $ .06

                                                                 =====            =====            =====            =====
       - pro forma                                               $ .08            $ .03            $ .14            $ .05
                                                                 =====            =====            =====            =====
 Diluted - as reported                                           $ .08            $ .03            $ .14            $ .06
                                                                 =====            =====            =====            =====
          - pro forma                                            $ .08            $ .03            $ .13            $ .05
                                                                 =====            =====            =====            =====


The fair value of each option granted in the respective period is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Sholes model does not necessarily provide a reliable single measure of the fair value of its stock options. Second quarter results included $.4 million of incremental expense associated with the performance based vesting on March 25, 2004 of 201,000 restricted stock awards resulting from the closing price of common shares equaling or exceeding $5.25 for thirty consecutive days. As reported in the Company's first quarter 10-Q filing, first quarter results also included $.6 million of incremental expense associated with the performance based vesting on February 10, 2004 of 606,500 restricted stock awards resulting from the closing price of common shares equaling or exceeding $4.25 for thirty consecutive days.


NOTE 3

Long-term debt comprised the following (000's omitted):

                                                          MAY 31,         NOV. 30,          MAY 31,
                                                           2004             2003             2003
                                                        ------------     ------------     ------------
Borrowings under Credit Facility                        $    65,062       $   68,674       $   88,348
Industrial development bonds                                 17,250           17,250           17,250
Mortgages and other debt                                     18,170           18,480           18,775
                                                        ------------     ------------     ------------
                                                            100,482          104,404          124,373
Less - current                                               15,648           15,628           20,601
                                                        ------------     ------------     ------------
Long-term debt                                          $    84,834       $   88,776       $  103,772
                                                        ============     ============     ============


Effective August 31, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. The Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 3.6% at May 31, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of May 31, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At May 31, 2004, the Company had approximately $29 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and availability. At May 31, 2004, additional borrowing availability under the Credit Facility was approximately $77 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral.

On January 21, 2003, the Company retired the remaining $10.3 million face value of the then outstanding 12.5% senior unsecured notes. This early retirement resulted in a fiscal first quarter 2003 pre-tax charge of $.8 million, related to the write-off of the remaining unamortized debt discount and issue costs, and reflected as refinancing expense in the accompanying Unaudited Consolidated Statement of Earnings for the six months ended May 31, 2003.

Checks drawn in excess of bank balances are included as a component of accounts payable.


NOTE 4

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months and six months ended May 31, 2004 and 2003 were as follows (000's omitted):


                                                 THREE MONTHS ENDED MAY 31,              SIX MONTHS ENDED MAY 31,
                                                -----------------------------          -----------------------------
                                                   2004              2003                 2004             2003
                                                -----------       -----------          -----------      ------------
Service cost                                    $   1,074         $   1,222            $   2,509        $    2,443
Interest cost                                       3,203             3,956                7,415             7,920
Expected return on plan assets                     (3,795)           (3,786)              (8,167)           (7,579)
Recognized net actuarial gain                        (228)              146                  (46)              293
Net amortization                                      847               847                1,693             1,693
                                                -----------       -----------          -----------      ------------
Net periodic pension expense                    $   1,101         $   2,385            $   3,404        $    4,770
                                                ===========       ===========          ===========      ============


As the Company has not completed its actuarial valuation as of the respective interim dates, the above amounts for the three and six months ended May 31, 2004 and 2003 have been calculated based upon the Company's best estimate of pension expense for the respective period.

During fiscal 2004 to date, $5.6 million of contributions have been made, including $1.5 million during the second fiscal quarter. Based on the current level of plan assets and available actuarial data, the Company currently anticipates contributing a minimum additional amount of $1 million during fiscal 2004, which would aggregate $6.6 million for the full year; optional additional contributions in fiscal 2004 in the range of $2 to $3 million are being considered.

NOTE 5

Inventories at each date consisted of (000's omitted):


                                            MAY 31,           NOV. 30,            MAY 31,
                                              2004              2003               2003
                                          -------------     --------------     --------------
Raw  materials                            $    36,862       $     38,455       $     46,254
Work-in-process                                 7,975              7,168             10,074
Finished goods                                 83,086             78,387             88,646
                                          -------------     --------------     --------------
                                          $   127,923       $    124,010       $    144,974
                                          =============     ==============     ==============


Inventories are stated at the lower of cost or market. At May 31, 2004, November 30, 2003 and May 31, 2003, approximately 49%, 48% and 50% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out
(FIFO) method is used for substantially all raw materials and the remaining inventories.


NOTE 6

The additional contingent payments to the former owners of Consolidated Apparel Group are based on earnings achievement for the periods involved. Based on the aggregate amount of contingent payments made to date, additional contingent payments are expected to aggregate within a range of $3 million to $4 million over the remaining earnout periods through 2006, as defined in the Agreement.

The amount accrued for additional contingent payments for the year ended November 30, 2003 was paid in January 2004.


NOTE 7

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes, where applicable, the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs and certain other costs of the distribution network. The warehousing, picking and packing of finished products totaled $9.6 million in the first six months of fiscal 2004 and $9.7 million in the first six months of fiscal 2003 and $4.9 million for the second quarter of 2004 and $4.6 million for the second quarter of 2003 and are included as a component of Selling, General and Administrative Expenses.


NOTE 8

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

Information on the Company's operations and total assets for the three and six months ended and as of May 31, 2004 and May 31, 2003 is summarized as follows (in millions):


                                              MEN'S            WOMEN'S
                                             APPAREL           APPAREL
                                              GROUP             GROUP            ADJ.            CONSOL.
                                         ----------------   ---------------   ------------   -----------------
THREE MONTHS ENDED MAY 31,
2004
Sales                                         $ 121.7          $  20.7          $  --            $ 142.4
Earnings (loss) before taxes                      7.9              2.4             (5.4)             4.9

2003
Sales                                         $ 115.3          $  11.7          $  --            $ 127.0
Earnings (loss) before taxes                      7.3             (0.3)            (5.3)             1.7


SIX MONTHS ENDED MAY 31,
2004
Sales                                         $ 240.9          $  38.1          $  --            $ 279.0
Earnings (loss) before taxes                     15.4              3.8            (10.7)             8.5
Total assets                                    268.8             31.2            146.0            446.0

2003
Sales                                         $ 235.9          $  22.9          $  --            $ 258.8
Earnings (loss) before taxes                     15.3             (0.5)           (11.4)             3.4
Total assets                                    286.9             23.5            146.4            456.8


During the three and six months ended May 31, 2004 and 2003, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

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


Revenues and long-lived assets by geographic region are as follows (in millions):

                                             REVENUES                                      LONG-LIVED ASSETS
                  ----------------------------------------------------------------      ------------------------
                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                            MAY 31,                            MAY 31,                          MAY 31,
                  -----------------------------      -----------------------------      ------------------------
                     2004              2003             2004              2003            2004          2003
                  ------------      -----------      ------------      -----------      ----------    ----------
USA                 $136.5            $121.3          $269.6            $248.2          $118.1          $117.6
Canada                 5.4               5.5             9.0               9.7             2.4             2.5
All Other              0.5               0.2             0.4               0.9             0.9             0.9
                    ------            ------          ------            ------          ------          ------
                    $142.4            $127.0          $279.0            $258.8          $121.4          $121.0
                    ======            ======          ======            ======          ======          ======

Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than USA or Canada are included in All Other.

Long-lived assets includes prepaid and intangible pension asset, net properties, goodwill and other assets.

NOTE 9

On September 25, 2003, the Board of Directors adopted an amendment to the Rights Agreement which provides that the Rights expire at the earliest of (i) the close of business on January 31, 2006, (ii) the time at which the Rights are redeemed in accordance with the terms of the Rights Agreement or (iii) the close of business on the first Trading Day (as defined in the Rights Agreement) after the closing price of the Company's common stock as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange ("NYSE") or comparable national securities exchange, if not listed on the NYSE, exceeded the Book Value per Share (as defined below) for 60 consecutive calendar days. The term "Book Value per Share" means on any date the total shareholders' equity of the Company as reported in the Company's most recent periodic report filed with the SEC divided by the total number of shares of the Company's common stock issued and outstanding stated in such report. At May 31, 2004, book value per share was $5.64. Effective as of the close of business on June 15, 2004, all Rights issued to Company stockholders expired as a result of the reported closing price of the Company's common stock exceeding the Book Value per Share, as defined, for 60 consecutive days.

NOTE 10

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                                              SIX MONTHS ENDED
                                                                      ----------------------------------
                                                                       MAY 31, 2004          MAY 31,
                                                                                              2003
                                                                      ---------------     --------------
Net earnings                                                              $ 5,120             $ 2,075
Other comprehensive income (loss):

           Change in fair value of foreign exchange
           contracts, net of tax                                             (172)                265
     Currency translation adjustment, net of tax                             (283)                507
                                                                          -------             -------
Comprehensive earnings                                                    $ 4,665             $ 2,847
                                                                          =======             =======

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):



                                                      FAIR VALUE OF            FOREIGN               ACCUMULATED
                                 MINIMUM                 FOREIGN               CURRENCY                 OTHER
                                 PENSION                EXCHANGE             TRANSLATION            COMPREHENSIVE
                                LIABILITY               CONTRACTS             ADJUSTMENT             INCOME (LOSS)
                              ---------------        ----------------       ----------------        ----------------
FISCAL 2004
---------------------------
Balance Nov. 30, 2003           $(11,735)                $    249               $    286               $(11,200)

Change in Fiscal 2004               --                       (172)                  (283)                  (455)
                                --------                 --------               --------               --------
Balance May 31, 2004            $(11,735)                $     77               $      3               $(11,655)
                                ========                 ========               ========               ========

FISCAL 2003
---------------------------
Balance Nov. 30, 2002           $(14,015)                $    (22)              $    (77)              $(14,114)

Change in fiscal 2003               --                        265                    507                    772
                                --------                 --------               --------               --------
Balance May 31, 2003            $(14,015)                $    243               $    430               $(13,342)
                                ========                 ========               ========               ========



The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):





SIX MONTHS ENDED MAY 31, 2004                             PRE-TAX                TAX                AFTER-TAX
---------------------------------------------------    ---------------      ---------------      ----------------
Minimum pension liability                                  $  --                $  --                $  --
Fair value of foreign exchange contracts                      (284)                 112                 (172)
Foreign currency translation adjustment                       (468)                 185                 (283)
                                                           -------              -------              -------
                                                           $  (752)             $   297              $  (455)
                                                           =======              =======              =======
SIX MONTHS ENDED MAY 31, 2003
--------------------------------------------------
Minimum pension liability                                  $  --                $  --                $  --
Fair value of foreign exchange contracts                       438                 (173)                 265
Foreign currency translation adjustment                        838                 (331)                 507
                                                           -------              -------              -------
                                                           $ 1,276              $  (504)             $   772
                                                           =======              =======              =======



NOTE 11

As of December 1, 2003, the Company adopted Financial Accounting Standards Board FIN 46 "Consolidation of Variable Interest Entities, An Interpretation of APB No. 51". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE") and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the Board deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for VIEs created before February 1, 2003. As the Company does not have an interest in any VIEs, adoption of this statement has had no effect on the Company's reported financial condition, results of operations, cash flows or financial statement disclosures.

As of March 1, 2004, the Company adopted the disclosure requirements of Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003) - "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 (Revised) retains the disclosures required by SFAS 132 and requires additional disclosures relating to types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 (Revised) are effective for financial statements issued for years ending after December 15, 2003 (the Company's fiscal year beginning December 1, 2003) and for interim periods beginning after December 15, 2003 (the Company's second quarter beginning March 1, 2004).


NOTE 12

On June 28, 2004, the Company announced that it had entered into a definitive agreement to acquire the business of Exclusively Misook, Inc., a designer and marketer of upscale women's knit products sold through leading specialty stores. The terms of the transaction call for a cash payment at closing of $30 million subject to certain post-closing adjustments. Additional contingent amounts would be payable over a five-year period if specified earnings levels are achieved. The acquisition, which is subject to customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, is expected to close during July.

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

The Company's principal operational challenges have been to address the following:

> The widespread casual dressing in the workplace, which was a major contributor to the overall market decline for tailored clothing products, especially for tailored suits, the Company's core product offering.

> The need to diversify the Company's product offerings in non-tailored product categories in light of the declining demand for tailored clothing.

> The market share declines experienced by certain department store retailers, an important distribution channel for the Company.

The Company has gradually expanded its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions, including the acquisition of the Consolidated Apparel Group during 2001. This product diversification has also opened up or expanded distribution channels for the Company's products, such as through resort and "green grass" golf shops for the Company's golf lines, warehouse clubs for moderate-priced sportswear and, most recently, internet-based marketing for certain womenswear products. Sales of non-tailored apparel (men's sportswear, golfwear, slacks and womenswear) increased to 46% of total sales during the first half of 2004 compared to 42% for the first half of 2003. Non-tailored apparel sales represented 44% of total sales for the fiscal year ended November 30, 2003 compared to 42% in fiscal 2002.

The increase in first half pre-tax earnings to $8.5 million in 2004 from $3.4 million in 2003 reflected an 8% revenue increase to $279.0 million from $258.8 million, improved operating margins and lower financing related costs.


LIQUIDITY AND CAPITAL RESOURCES

NOVEMBER 30, 2003 TO MAY 31, 2004

For the six months ended May 31, 2004, net cash provided by operating activities as reflected in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows was $10.3 million compared to a net use of cash of $3.9 million for the six months ended May 31, 2003. The improvement compared to the prior year net use of cash of $3.9 million reflected the increased earnings this year and higher working capital requirements during the prior year period, principally related to the increase in inventory levels. Since November 30, 2003, net accounts receivable decreased $1.5 million or 1.3% to $116.3 million. Inventories of $127.9 million increased $3.9 million or 3.2% and were about offset by accounts payable and accrued expenses increasing $2.5 million. Net properties decreased $1.4 million to $27.9 million as depreciation expense exceeded capital additions. Total debt, including current maturities, decreased $3.9 million to $100.5 million and represented the principal component of net cash used in financing activities, partially offset by $1.7 million of stock option proceeds, in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows. Total debt represented 33% of total capitalization at May 31, 2004 compared to 35% at November 30, 2003. Shareholders' equity increased $7.5 million, principally from the earnings and from the impact of stock option exercises.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

The Company's borrowing arrangements consist of a senior revolving credit facility, mortgages and industrial development bonds. The current $200 million Credit Facility has an initial three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 3.6% at May 31, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate at May 31, 2004 and May 31, 2003 on all borrowings was approximately 5.0% in 2004 compared to 4.9% in 2003.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of May 31, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

o The Company's customers include major U.S. retailers (certain of which are under common ownership and control), who have reported modest sales increases so far in 2004 following declines in sales during various monthly periods of 2003 and 2002. The ten largest customers represented approximately 56% of consolidated sales during fiscal 2003 with the largest customer representing approximately 26% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial condition and results of operations.

At May 31, 2004, the Company had approximately $29 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. At May 31, 2004, additional borrowing availability under the Credit Facility was approximately $77 million. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. For the trailing twelve months, additional availability levels have ranged from $26 million to $101 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At May 31, 2004, there were an aggregate of $2.8 million of outstanding foreign exchange contracts primarily related to anticipated inventory purchases to be made in the next six months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

On June 28, 2004, the Company announced that it had entered into a definitive agreement to acquire the business of Exclusively Misook, Inc., a designer and marketer of upscale women's knit products sold through leading specialty stores. The terms of the transaction call for a cash payment at closing of $30 million subject to certain post-closing adjustments. Additional contingent amounts would be payable over a five-year period if specified earnings levels are achieved. The acquisition, which is subject to customary closing conditions, including Hart-Scott-Rodino approval under the United States antitrust laws, is expected to close during July.

The Company believes its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects.

MAY 31, 2003 TO MAY 31, 2004

Net accounts receivable of $116.3 million increased $5.3 million or 4.8% principally reflecting the higher sales. Inventories of $127.9 million decreased $17.1 million or 11.8%, attributable to the Men's Apparel Group, as the prior year included earlier production and receipts of finished products and higher in-stock inventory levels. Net properties of $27.9 million decreased $2.7 million, as capital additions were more than offset by higher depreciation expense. At May 31, 2004, total debt of $100.5 million declined $23.9 million compared to the year earlier level. Cash and equivalents aggregated $7.7 million at May 31, 2004 compared to $.9 million at the year earlier period, reflecting temporary cash balances which were utilized to further reduce debt levels subsequent to May 31, 2004. Debt levels have been favorably impacted principally by the higher cash earnings and lower working capital requirements, principally inventories. Total debt represented 33% of total capitalization at May 31, 2004 compared to 41% at May 31, 2003.


RESULTS OF OPERATIONS

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

Second quarter consolidated sales were $142.4 million compared to $127.0 million in 2003. Men's Apparel Group revenues increased 5.6% to $121.7 million. Within the Men's Apparel Group, wholesale selling prices for comparable products were approximately even in 2004 compared to 2003. Overall, tailored clothing average wholesale selling prices decreased slightly from 2003, reflecting a shift in product mix in 2004 from the prior year. Unit sales of tailored clothing product categories changed from the prior year's second quarter as follows: suits increased approximately 14% and sport coats increased approximately 15%. Slack product categories increased approximately 35%. The unit increases reflected both a stronger demand for products from customers as well as disposing of surplus inventories. While unit sales of sportswear products decreased approximately 20%, average wholesale selling prices were 13% higher than 2003, reflecting product mix changes to higher priced products. Women's Apparel Group revenues, which represented approximately 14% of consolidated sales in 2004 and 9% in 2003, increased $9.0 million, principally from the effect of a one year private label program which commenced last fall and was substantially completed during the second fiscal quarter. The program aggregated $6.4 million in 2004. Excluding this program and considering the introductions of other new programs, unit sales of women's apparel increased 28% and average selling prices decreased 5%, primarily attributable to a change in product mix. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 49% of total second quarter revenues compared to 46% a year ago.

The consolidated gross margin percentage to sales was 31.3% compared to 30.9% last year. The higher gross margin rate compared to last year reflected changes in product mix, as the women's segment generated a higher gross margin rate compared to the Men's Apparel Group. Approximately $4.9 million in 2004 and $4.6 million in 2003 of costs related to warehousing, picking and packing of finished products are included as a component in Selling, General and Administrative Expenses; accordingly, gross margin may not be comparable to those other entities that include all of the costs related to their distribution network in arriving at gross margin. Consolidated selling, general and administrative expenses increased to $38.4 million in the current period compared to $36.3 million in 2003 on the higher 2004 sales; the ratio to sales declined to 27.0% in 2004 compared to 28.6% in 2003, reflecting favorable operating leverage from the increased sales, principally in the women's segment. The current period included $.4 million of incremental expense associated with the performance based vesting on March 25, 2004 of restricted stock awards resulting from the closing price of common shares equaling or exceeding $5.25 for thirty consecutive calendar days.

Operating earnings increased to $6.5 million in 2004 compared to $3.5 million last year, principally attributable to the women's segment, and represented 4.5% of net sales in 2004 and 2.8% of net sales in 2003, with the improvement attributable to both the lower operating expense ratio and the higher gross margin ratio compared to the prior year. Men's Apparel Group operating earnings were $7.9 million in 2004 compared to $7.3 million in 2003, attributable to the higher sales with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings increased to $2.4 million in 2004 compared to a loss of $.3 million in 2003, attributable to its higher sales and related favorable operating expense leverage.

Interest expense decreased to $1.6 million this period compared to $1.9 million last year. The decline from last year's second quarter was primarily attributable to the lower average outstanding borrowings. Consolidated pre-tax earnings were $4.9 million compared to $1.7 million last year. After reflecting the applicable tax provision, consolidated net earnings were $3.0 million this period compared to $1.0 million last year. Diluted earnings per share was $.08 compared $.03 per share in 2003.


SIX MONTHS 2004 COMPARED TO SIX MONTHS 2003

Consolidated sales were $279.0 million compared to $258.8 million in 2003. In the Men's Apparel Group, revenues increased $5.0 million to $240.9 million, as tailored clothing product revenues represented the principal component of the improvement. In general, wholesale selling prices for comparable products were approximately even in 2004 compared to 2003. Overall, tailored clothing average wholesale selling prices decreased slightly from 2003, reflecting a shift in product mix in 2004 compared to the prior year. Year-to-date unit sales of tailored clothing product categories changed from the prior year as follows: suits increased approximately 3%; sport coats increased approximately 3%. Slack product categories increased approximately 17%. The unit increases reflected both a stronger demand for products from customers as well as dispositions of surplus inventories. While unit sales of sportswear products decreased 11%, average wholesale prices were approximately 8% higher than 2003 reflecting product mix changes to higher priced products. Women's Apparel Group revenues, which represented approximately 14% of consolidated sales in 2004 and 9% in 2003, increased approximately $15.2 million principally from the effect of a one year private label program which commenced last fall and was substantially completed during the second fiscal quarter. The program aggregated $10.7 million in 2004. Excluding this program, and considering introductions of other new products and programs, unit sales of women's apparel increased 33% and average selling prices decreased 10%, primarily attributable to changes in product mix. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented 46% of first half sales versus 42% a year ago.

The consolidated gross margin percentage to sales was 30.6% compared to 30.2% last year, reflecting the greater proportion of women's segment sales which realized a higher gross margin percentage compared to the Men's Apparel Group. Approximately $9.6 million in 2004 and $9.7 million in 2003 of costs related to warehousing, picking and packing of finished products are included as a component in Selling, General and Administrative Expenses; accordingly, gross margins may not be comparable to those other entities that include all of the costs related to their distribution network in arriving at gross margin. Consolidated selling, general and administrative expenses increased to $74.6 million in the current period compared to $71.1 million in 2003 on the higher 2004 sales; the ratio to sales declined to 26.7% of sales in 2004 compared to 27.5% of sales in 2003, reflecting favorable operating leverage from the increased sales in the women's segment. The current period included $1.0 million of incremental expense associated with the performance based vesting on February 10, 2004 and March 25, 2004 of restricted stock awards resulting from the closing price of common shares equaling or exceeding the respective vesting threshold for thirty consecutive calendar days.

Operating earnings increased to $11.6 million in 2004 compared to $8.0 million in 2003, principally attributable to the women's segment, and represented 4.2% of sales in 2004 compared to 3.1% of sales in 2003. Men's Apparel Group operating earnings were $15.4 million in 2004 compared to $15.3 million in 2003 with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings increased to $3.8 million in 2004 compared to a loss of $.5 million in 2003 attributable to its higher sales and related favorable operating expense leverage.

Interest expense decreased to $3.1 million from $3.8 million last year; the decline was principally attributable to the lower average borrowings. The prior period also included $.8 million pre-tax refinancing expense related to the write off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12.5% senior unsecured notes. Consolidated pre-tax earnings were $8.5 million this year compared to $3.4 million last year. After reflecting the applicable tax provision, consolidated net earnings were $5.1 million or $.14 per diluted share this year compared to $2.1 million or $.06 per share last year.

Based on current conditions, the Company anticipates a consolidated sales percentage increase for the year ending November 30, 2004 in the mid single digit range. In the Men's Apparel Group, full year revenue increases are expected in the men's sportswear product categories, including the Ted Baker and Bobby Jones product lines, as well as from new dedicated brand programs with several additional retailers similar to the Austin Reed sportswear program initiated previously with Dillards. Men's tailored clothing revenues in 2004 are anticipated to increase slightly compared to the level attained during 2003. While a full-year revenue increase is also anticipated in the Women's Apparel Group and would include revenues from the Misook acquisition upon closing of the transaction, a large portion of the higher first half revenues reflected the one year private label program initiated in the Fall of 2003 that was substantially completed during the second quarter of 2004.

The anticipated revenue increase for 2004 as noted above, along with the administrative expense structure currently in place, are expected to result in net earnings increasing approximately 50% over 2003's full-year net earnings of $8.7 million or $.25 per diluted share. Misook's annualized operating results are expected to contribute approximately $35 million to consolidated sales and $.12 to $.15 to Hartmarx earnings per share in fiscal 2005. The Misook acquisition will be financed utilizing availability under the Company's senior credit facility; as a result of trailing year cash earnings and reduced working capital requirements, the Company does not anticipate any significant increase in year over year debt levels after completing the acquisition. The Company continues to pursue additional acquisitions which can contribute to business growth, produce positive cash flows, are accretive to earnings in the near to mid-term, and which do not create excess debt leverage.

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



ITEM 3  -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of May 31, 2004, the Company had entered into foreign exchange contracts, aggregating approximately $2.8 million corresponding to approximately 2.4 million Euros primarily related to inventory purchases in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.65 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company's customers include major U.S. retailers (certain of which are under common ownership and control), who have reported modest sales increases so far in 2004 following declines in sales during various monthly periods in 2003 and 2002. The ten largest customers represented approximately 56% of consolidated sales during fiscal 2003 with the largest customer representing approximately 26% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.


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

     The Company is currently in the process of evaluating and documenting its internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. In the event that deficiencies are identified during this process, the Company intends to implement corrective policies and procedures to remediate such deficiencies.

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

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective as of the close of business on June 15, 2004, all Rights issued to the Company stockholders pursuant to the Amended and Restated Rights Agreement, dated as of April 13, 2000 by and between the Company and Equiserve Trust Company, N.A., as Rights agent, as amended, expired as a result of the reported closing price of the Company's common stock exceeding the Book Value Per Share, as defined, for 60 consecutive days.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Registrant was held on April 15, 2004. The directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 24, 2004 were elected for one year terms with voting for each as follows:

                                                                         WITHHELD
            DIRECTOR                             FOR                     AUTHORITY
---------------------------------          -----------------          ----------------
Michael F. Anthony                           29,545,018                 3,107,726
Jeffrey A. Cole                              29,272,904                 3,379,840
James P. Dollive                             29,500,858                 3,151,886
Raymond F. Farley                            29,392,762                 3,259,982
Elbert O. Hand                               29,341,658                 3,311,086
Dipak C. Jain                                29,539,531                 3,113,213
Homi B. Patel                                29,365,241                 3,287,503
Michael B. Rohlfs                            29,498,181                 3,154,563
Stuart L. Scott                              29,399,237                 3,253,507


The 2004 Management Incentive Plan was ratified with 22,092,051 shares for, 3,584,862 shares opposed and 6,975,831 shares abstaining and broker non-votes.

The reappointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 32,258,139 shares for, 264,473 opposed and 130,132 shares abstaining.

ITEM 5.  OTHER INFORMATION

In accordance with the previously announced succession plan, Homi B. Patel assumed the position of Chairman of Hartmarx Corporation as of July 1, 2004, in addition to his ongoing responsibilities of President and Chief Executive Officer upon the retirement of Elbert O. Hand. Mr. Hand will continue as a director.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      (A)      EXHIBITS:

   10-D-3 Consulting Agreement dated April 15, 2004 between the Company and Elbert O. Hand.

     31.1 Certification of Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B)     REPORTS ON FORM 8-K:

              Reports on Form 8-K filed during the second quarter ended
              May 31, 2004. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purpose.

              A current report on Form 8-K, dated March 29, 2004, was filed with the SEC to report the Company's issuance of a press release on the Company's financial results for the first quarter ended February 29, 2004.

              A current report on Form 8-K dated April 15, 2004 was filed with the SEC to report the Company's issuance of a press release summarizing matters covered at the Company's April 15th shareholders' meeting, including updated earnings guidance for fiscal 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARTMARX CORPORATION

July 8, 2004                By      /s/ GLENN R. MORGAN
                               -----------------------------------------
                                    Glenn R. Morgan
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                    (Principal Financial Officer)


July 8, 2004                By      /s/ ANDREW A. ZAHR
                               -----------------------------------------
                                    Andrew A. Zahr
                                    Vice President and Controller

                                    (Principal Accounting Officer)