Form 10-Q
period 2004-08-31
HARTMARX CORP/DE
filed 2004-10-08
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2004

                                       OR



[X]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                         Commission file number 1-8501

                              HARTMARX CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                        36-3217140
                   ----------                      ------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)       Identification Number)

                101 NORTH WACKER DRIVE
                   CHICAGO, ILLINOIS                           60606
                 ---------------------                        -------
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code         312/372-6300
                                                           ------------

        --------------------------------------------------------------
        Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes x   No
                                                          ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).        Yes x   No
                                                          ---     ---

         At September 30, 2004 there were 35,884,283 shares of the Company's common stock outstanding.

                                         HARTMARX CORPORATION

                                               INDEX
                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I - FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                      Unaudited Consolidated Statement of Earnings
                      for the three months and nine months ended
                      August 31, 2004 and August 31, 2003.                                      3

                      Unaudited Condensed Consolidated Balance Sheet
                      as of August 31, 2004, November 30, 2003 and
                      August 31, 2003.                                                          4

                      Unaudited Condensed Consolidated Statement of Cash Flows
                      for the nine months ended August 31, 2004
                      and August 31, 2003.                                                      6

                      Notes to Unaudited Condensed Consolidated Financial Statements.           7

         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                            19

         ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk               26

         ITEM 4.      Controls and Procedures                                                  26


PART II - OTHER INFORMATION

         ITEM 6.      Exhibits and Reports on Form 8-K                                         28

         SIGNATURES                                                                            29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                         HARTMARX CORPORATION
                                             UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                                           (000'S OMITTED)



                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                AUGUST 31,                              AUGUST 31,
                                                       ------------------------------         -------------------------------
                                                          2004              2003                  2004              2003
                                                       ------------     -------------         -------------     -------------
Net sales                                              $   155,783      $    151,559          $    434,779      $    410,373
Licensing and other income                                     934               560                 1,837             1,532
                                                       ------------     -------------         -------------     -------------
                                                           156,717           152,119               436,616           411,905
                                                       ------------     -------------         -------------     -------------
Cost of goods sold                                         108,200           108,505               301,909           289,218
Selling, general and administrative expenses                38,750            35,736               113,358           106,822
                                                       ------------     -------------         -------------     -------------
                                                           146,950           144,241               415,267           396,040
                                                       ------------     -------------         -------------     -------------
Operating earnings                                           9,767             7,878                21,349            15,865
Interest expense                                             1,512             1,773                 4,634             5,540
Refinancing expense                                              -                 -                     -               795
                                                       ------------     -------------         -------------     -------------
Earnings before taxes                                        8,255             6,105                16,715             9,530
Tax provision                                               (3,265)           (2,565)               (6,605)           (3,915)
                                                       ------------     -------------         -------------     -------------
Net earnings                                           $     4,990      $      3,540          $     10,110      $      5,615
                                                       ============     =============         =============     =============

Earnings per share:
       Basic                                              $   .14          $    .11              $    .29           $   .17
                                                       ============     =============         =============     =============
       Diluted                                            $   .14          $    .10              $    .28           $   .16
                                                       ============     =============         =============     =============
Dividends per common share                                $     -          $      -              $      -           $     -
                                                       ============     =============         =============     =============

Average shares outstanding:
       Basic                                               35,285            33,351                34,708            33,195
       Diluted                                             36,459            34,688                36,142            34,246


                 (See accompanying notes to unaudited condensed consolidated financial statements)

                                                    HARTMARX CORPORATION
                                       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                           ASSETS
                                                      (000'S OMITTED)


                                                                    AUG. 31,            NOV. 30,            AUG. 31,
                                                                      2004               2003                2003
                                                                  -------------      --------------      -------------
CURRENT ASSETS
        Cash and cash equivalents                                 $      2,752       $       2,964       $      6,027
        Accounts receivable, less allowance
          for doubtful accounts of $8,956,
          $10,604 and  $10,202                                         135,579             117,778            146,652
        Inventories                                                    133,069             124,010            137,577
        Prepaid expenses                                                 6,982               5,249              6,840
        Deferred income taxes                                           14,521              14,521             11,372
                                                                  -------------      --------------      -------------
         Total current assets                                          292,903             264,522            308,468
                                                                  -------------      --------------      -------------

GOODWILL                                                                23,264              23,165             22,548
                                                                  -------------      --------------      -------------

INTANGIBLE ASSETS                                                       36,247                 622                810
                                                                  -------------      --------------      -------------

DEFERRED INCOME TAXES                                                   49,875              53,636             58,551
                                                                  -------------      --------------      -------------

OTHER ASSETS                                                             7,115               7,236              6,132
                                                                  -------------      --------------      -------------

PREPAID AND INTANGIBLE PENSION ASSET                                    64,016              60,871             58,708
                                                                  -------------      --------------      -------------

PROPERTIES
        Land                                                             1,980               1,980              1,980
        Buildings and building improvements                             36,452              36,350             36,286
        Furniture, fixtures and equipment                              105,280             104,321            103,849
        Leasehold improvements                                          25,933              25,273             24,650
                                                                  -------------      --------------      -------------
                                                                       169,645             167,924            166,765
        Accumulated depreciation and amortization                     (141,433)           (138,601)          (137,319)
                                                                  -------------      --------------      -------------
        Net properties                                                  28,212              29,323             29,446
                                                                  -------------      --------------      -------------
TOTAL ASSETS                                                      $    501,632       $     439,375       $    484,663
                                                                  =============      ==============      =============

                 (See accompanying notes to unaudited condensed consolidated financial statements)

                                             HARTMARX CORPORATION
                                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                               (000'S OMITTED)


                                                                          AUG. 31,            NOV. 30,            AUG. 31,
                                                                            2004                2003                2003
                                                                        -------------      --------------      -------------
CURRENT LIABILITIES
        Current portion of long-term debt                               $     15,658       $     15,628       $     20,611
        Accounts payable and accrued expenses                                 76,408             65,200             59,163
                                                                        -------------      -------------      -------------
Total current liabilities                                                     92,066             80,828             79,774
                                                                        -------------      -------------      -------------
NON-CURRENT LIABILITIES                                                       21,408             13,142             13,604
                                                                        -------------      -------------      -------------
LONG-TERM DEBT                                                               116,839             88,776            135,472
                                                                        -------------      -------------      -------------
MINIMUM PENSION LIABILITY                                                     65,428             64,178             69,473
                                                                        -------------      -------------      -------------
SHAREHOLDERS' EQUITY

Preferred shares, $1 par value;                                                    -                  -                  -
         2,500,000 authorized and unissued
         Common shares, $2.50 par value; 75,000,000 shares authorized;
            35,855,814 shares issued at August 31, 2004, 36,996,314
            shares issued at November 30, 2003 and August 31, 2003            89,640             92,491             92,491
        Capital surplus                                                       63,826             65,642             66,187
        Retained earnings                                                     65,385             55,275             52,185
        Unearned employee benefits                                            (1,439)            (1,303)            (1,766)
        Common shares in treasury, at cost,
          35,109 at August 31, 2004,
          1,916,681 at November 30, 2003 and
          2,077,492 at August 31, 2003.                                         (249)            (8,454)            (9,164)
        Accumulated other comprehensive income (loss)                        (11,272)           (11,200)           (13,593)
                                                                        -------------      -------------      -------------
         Total shareholders' equity                                          205,891            192,451            186,340
                                                                        -------------      -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    501,632       $    439,375       $    484,663
                                                                        =============      =============      =============

                 (See accompanying notes to unaudited condensed consolidated financial statements)

                                            HARTMARX CORPORATION
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                               OF CASH FLOWS
                                              (000'S OMITTED)
                                                                                    NINE MONTHS ENDED AUGUST 31,
                                                                              ------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2004                        2003
                                                                              --------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                            $      10,110              $        5,615
      Reconciling items to adjust net earnings to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                               4,188                       4,761
          Amortization of long lived assets, debt discount and
              unearned employee benefits                                              3,671                       2,354
          Non-cash charge re: refinancing expense acquisition:                            -                         795
          Changes in assets and liabilities, net of effect of
              Receivables, inventories, prepaids and other assets                   (24,734)                    (37,549)
              Accounts payable, accrued expenses and
                   non-current liabilities                                            5,539                      (9,329)
              Taxes and deferred taxes on earnings                                    6,060                       2,832
                                                                              --------------             ---------------
Net cash provided by (used in) operating activities                                   4,834                     (30,521)
                                                                              --------------             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments made re: acquisitions                                                (33,517)                     (1,664)
      Capital expenditures                                                           (3,243)                     (1,744)
      Cash proceeds from sale of assets                                                   -                         185
                                                                              --------------             ---------------
Net cash used in investing activities                                               (36,760)                     (3,223)
                                                                              --------------             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under Credit Facility                                               28,561                      42,724
      Payment of 12.5% Senior Unsecured Notes                                             -                     (10,341)
      Payment of other debt                                                            (468)                       (435)
      Change in checks drawn in excess of bank balances                                 300                           -
      Proceeds from exercise of stock options                                         2,257                          32
      Other equity transactions                                                       1,064                         937
                                                                              --------------             ---------------
Net cash provided by financing activities                                            31,714                      32,917
                                                                              --------------             ---------------
Net decrease in cash and cash equivalents                                              (212)                       (827)
Cash and cash equivalents at beginning of period                                      2,964                       6,854
                                                                              --------------             ---------------
Cash and cash equivalents at end of period                                    $       2,752              $        6,027
                                                                              ==============             ===============

SUPPLEMENTAL CASH FLOW INFORMATION: Net cash paid (received)
 during the period for:
          Interest                                                            $       4,513              $        5,788
          Income taxes                                                                 (235)                      1,203


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

                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         AUGUST 31,                         AUGUST 31,
                                -----------------------------      -----------------------------
                                   2004              2003             2004             2003
                                -----------       -----------      -----------      ------------
Basic                               35,285            33,351           34,708            33,195
Dilutive effect of:
   Stock options and awards            867               324              829               110
   Restricted stock awards             307             1,013              605               941
                                -----------       -----------      -----------      ------------
Diluted                             36,459            34,688           36,142            34,246
                                ===========       ===========      ===========      ============


For the three months and nine months ended August 31, 2004 and 2003, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share, as the average price per share of the Company's common stock was below the grant or award price for the respective period:

                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                             AUGUST 31,                                  AUGUST 31,
                                --------------------------------------      --------------------------------------
                                      2004                 2003                   2004                 2003
                                -----------------    -----------------      -----------------    -----------------
Anti-dilutive:
   Options                             59,135              981,052                 74,550            1,423,204
   Restricted stock awards            201,500                    -                201,500              201,000


The Company accounts for its employee stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share amounts):

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  AUGUST 31,                          AUGUST 31,
                                                         -----------------------------        ---------------------------
                                                            2004             2003                2004           2003
                                                         -----------      ------------        -----------    ------------
Net earnings, as reported                                $    5.0         $    3.5            $   10.1       $    5.6
 Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all options, net of related
      tax effects                                            (0.1)            (0.1)               (0.4)          (0.4)
                                                         -----------      ------------        -----------    ------------
Pro forma net earnings                                   $    4.9         $    3.4            $    9.7       $    5.2
                                                         ===========      ============        ===========    ============

Earnings per share:
 Basic  - as reported                                    $    .14         $    .11            $    .29       $    .17
                                                         ===========      ============        ===========    ============
        - pro forma                                      $    .14         $    .10            $    .28       $    .16
                                                         ===========      ============        ===========    ============
Diluted - as reported                                    $    .14         $    .10            $    .28       $    .16
                                                         ===========      ============        ===========    ============
        - pro forma                                      $    .13         $    .10            $    .27       $    .15
                                                         ===========      ============        ===========    ============


The fair value of each option granted in the respective period is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Sholes model does not necessarily provide a reliable single measure of the fair value of its stock options. As previously reported, the Company's second quarter results included $.4 million of incremental expense associated with the performance based vesting on March 25, 2004 of 201,000 restricted stock awards resulting from the closing price of common shares equaling or exceeding $5.25 for thirty consecutive days and first quarter results included $.6 million of incremental expense associated with the performance based vesting on February 10, 2004 of 606,500 restricted stock awards resulting from the closing price of common shares equaling or exceeding $4.25 for thirty consecutive days. There was a $.1 million favorable impact in the third quarter of 2004 related to this accelerated vesting.

In the calculation of earnings per share, restricted stock awards are excluded from the computation of basic earnings per share and included in the calculation of diluted earnings per share using the treasury stock method. During 2003, the Company had included restricted stock awards in the computation of basic and diluted earnings per share. The impact of this change for 2003 compared to the previously reported amounts was to increase basic earnings per share by $.01 to $.11 and $.17 for the three months and nine months ended August 31, respectively.


NOTE 3

Long-term debt comprised the following (000's omitted):

                                      AUG. 31,        NOV. 30,        AUG. 31,
                                        2004            2003            2003
                                    ------------    ------------    ------------

Borrowings under Credit Facility    $    97,234     $    68,674      $  120,204
Industrial development bonds             17,250          17,250          17,250
Mortgages and other debt                 18,013          18,480          18,629
                                    ------------    ------------    ------------
                                        132,497         104,404         156,083
Less - current                           15,658          15,628          20,611
                                    ------------    ------------    ------------
Long-term debt                      $   116,839      $   88,776      $  135,472
                                    ============    ============    ============


Effective August 31, 2002, the Company entered into a new $200 million senior revolving credit facility ("Credit Facility"), replacing a $200 million facility scheduled to mature in June 2003. The Credit Facility has a three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and provides for a $50 million letter of credit sub-facility. Interest rates under the new facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 4.1% at August 31, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of August 31, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At August 31, 2004, the Company had approximately $27 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining the maximum available credit line and availability. At August 31, 2004, additional borrowing availability under the Credit Facility was approximately $42 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral.

On January 21, 2003, the Company retired the remaining $10.3 million face value of the then outstanding 12.5% senior unsecured notes. This early retirement resulted in a fiscal first quarter 2003 pre-tax charge of $.8 million, related to the write-off of the remaining unamortized debt discount and issue costs, and reflected as refinancing expense in the accompanying Unaudited Consolidated Statement of Earnings for the nine months ended August 31, 2003.

Checks drawn in excess of bank balances are included as a component of accounts payable.


NOTE 4

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months and nine months ended August 31, 2004 and 2003 were as follows (000's omitted):

                                          THREE MONTHS ENDED AUGUST 31,           NINE MONTHS ENDED AUGUST 31,
                                          -------------------------------        -------------------------------
                                              2004              2003                 2004              2003
                                          --------------    -------------        -------------     -------------
Service cost                              $       1,225     $        991         $      3,655      $      3,434
Interest cost                                     3,640            3,174               11,252            11,094
Expected return on plan assets                   (4,005)          (3,035)             (12,401)          (10,614)
Recognized net actuarial (gain) loss                (83)             118                  (18)              411
Net amortization                                    847              847                2,540             2,540
                                          --------------    -------------        -------------     -------------
Net periodic pension expense              $       1,624     $      2,095         $      5,028      $      6,865
                                          ==============    =============        =============     =============

During fiscal 2004 to date, $8.3 million of contributions have been made, including $2.7 million during the third fiscal quarter. The Company is currently considering additional optional contributions in the range of $1 million to $3 million during the fourth quarter of fiscal 2004.


NOTE 5

Inventories at each date consisted of (000's omitted):

                           AUG. 31,           NOV. 30,           AUG. 31,
                             2004               2003               2003
                         -------------     --------------     --------------

Raw  materials           $    35,904       $     38,455       $     37,402
Work-in-process                6,634              7,168              8,134
Finished goods                90,531             78,387             92,041
                         -------------     --------------     --------------
                         $   133,069       $    124,010       $    137,577
                         =============     ==============     ==============


Inventories are stated at the lower of cost or market. At August 31, 2004, November 30, 2003 and August 31, 2003, approximately 45%, 48% and 50% of the Company's total inventories, respectively, are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

NOTE 6

On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The acquisition of Misook is expected to provide for strategic growth opportunities in womenswear and further diversification of product categories.

The purchase price for Misook as of the acquisition date was approximately $32.6 million, of which $32.1 million was paid in cash as of August 31, 2004. Additional cash purchase consideration will be due if Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid over the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. The additional consideration applicable to the four months ending November 30, 2004 is estimated currently at approximately $1.5 million.

If the Misook business is sold within five years of the acquisition date ("Sale Transaction"), the purchase agreement provides, at the option of the seller, for a lump sum payment covering the remaining earnout period based on the average annual contingent consideration earned prior to the date of the Sale Transaction.

The Misook acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of Misook are included in the consolidated financial statements from the acquisition date. Misook's results of operations and assets are included in the Women's Apparel Group segment.

The Company has allocated the purchase price to the Misook assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the use of an independent appraisal. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as "estimated amount due seller", in accordance with SFAS No. 141 ("Business Combinations"). Any contingent consideration payable in the future will be first applied to reduce the amount recorded as "estimated amount due seller", and thereafter to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation has not yet been finalized and is subject to revision; subsequent revisions, if any, are not expected to be material (000's omitted):

Cash consideration ($32,125 paid at closing;
         $491 to be paid in October)                         $       32,616
Estimated direct acquisition costs                                      200
                                                             ----------------
Total purchase price                                         $       32,816
                                                             ================

Allocation of purchase price:
Accounts receivable                                          $        6,715
Inventories                                                           1,155
Other current assets                                                    392
Intangible assets                                                    36,150
Deferred taxes                                                          525
Property, plant and equipment                                            58
Other assets                                                             48
Current liabilities                                                    (428)
Estimated amount due seller                                         (10,549)
Minimum pension liability                                            (1,250)
                                                             ----------------
Total purchase price                                         $       32,816
                                                             ================

Of the $10,549 estimated amount due seller, $1,500 is included in accounts payable and accrued expenses and the remainder is included in non-current liabilities.

The components of the Intangible Assets listed in the above table are based on an independent third party appraisal and are as follows (000's omitted):

                                          AMOUNT                    LIFE
                                      --------------          ---------------
Tradename                             $     28,400             Indefinite
Customer relationships                       3,000              10 years
Supply agreement                             4,400               5 years
Covenant not to compete                        350               5 years

The tradename was deemed to have an indefinite life and, accordingly, will not be amortized as of the acquisition date, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 ("Goodwill and Other Intangible Assets"). The customer relationships and covenant not to compete will be amortized based on estimated weighted cash flows over their life. The supply agreement will be amortized on a straight line basis over the life of the agreement.

The Misook acquisition was financed utilizing borrowing availability under the Company's Credit Facility.

The pro forma financial information presented below gives effect to the Misook acquisition as if it had occurred as of the beginning of the Company's fiscal year 2004 and fiscal year 2003. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2004 and 2003 fiscal years or of future operating performance. Amounts in millions, except per share:

                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                     AUGUST 31,                          AUGUST 31,
                           -------------------------------     --------------------------------
                               2004              2003              2004               2003
                           -------------     -------------     -------------      -------------
Net sales                      $163.0            $161.1            $460.5             $440.2
Net earnings                      6.9               5.3              14.9               10.7
Net earnings per share:
Basic                          $   .19         $     .16         $     .43          $     .32
Diluted                        $   .19         $     .15         $     .41          $     .31


NOTE 7

The additional contingent payments to the former owners of Consolidated Apparel Group are based on earnings achievement for the periods involved. Based on the aggregate amount of contingent payments made to date, additional contingent payments are expected to aggregate within a range of $3 million to $4 million over the remaining earnout periods through 2006, as defined in the purchase agreement; $.3 million has been accrued through August 31, 2004 for anticipated contingent amounts applicable to 2004 results which would be paid during fiscal 2005. The amount accrued for additional contingent payments for the year ended November 30, 2003 was paid in January 2004.

As discussed in Note 6, a minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid to the former owner of Misook.


NOTE 8

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes, where applicable, the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs and certain other costs of the distribution network. The warehousing, picking and packing of finished products totaled $14.2 million in the first nine months of fiscal 2004 and $14.4 million in the first nine months of fiscal 2003 and $4.6 million for the third quarter of 2004 and $4.7 million for the third quarter of 2003 and are included as a component of Selling, General and Administrative Expenses.

NOTE 9

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

Information on the Company's operations and total assets for the three and nine months ended and as of August 31, 2004 and August 31, 2003 is summarized as follows (in millions):

                                             MEN'S            WOMEN'S
                                            APPAREL           APPAREL
                                             GROUP             GROUP             ADJ.           CONSOL.
                                        ----------------   --------------    -----------      ------------
THREE MONTHS ENDED AUGUST 31, 2004
Sales                                        $136.9             $18.9             $    -         $155.8
Earnings (loss) before taxes                   12.4               1.2               (5.3)           8.3

2003
Sales                                        $136.0             $15.6             $    -         $151.6
Earnings (loss) before taxes                    9.6               1.3               (4.8)           6.1


NINE MONTHS ENDED AUGUST 31,
2004
Sales                                        $377.7             $57.1             $    -         $434.8
Earnings (loss) before taxes                   27.8               5.0              (16.1)          16.7
Total assets                                  291.3              67.9              142.4          501.6

2003
Sales                                        $371.8             $38.6             $    -         $410.4
Earnings (loss) before taxes                   24.9               0.8              (16.2)           9.5
Total assets                                  311.2              29.0              144.5          484.7


During the three and nine months ended August 31, 2004, there was $.3 million of sales from the Men's Apparel Group to the Women's Apparel Group. These sales have been eliminated from Men's Apparel Group sales. During the three months and nine months ended August 31, 2003, there were no intergroup sales. During all the periods, there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the "adjustment" column for earnings (loss) before taxes consist principally of interest expense, refinancing expense in 2003, and general corporate expenses. Adjustments of total assets are for cash, recoverable and deferred income taxes, investments, other assets and corporate properties, including the intangible pension asset. The Men's Apparel Group total assets include $23.3 million of goodwill related to acquisitions and the Women's Apparel Group total assets include intangible assets of $35.9 million related to acquisitions.

Revenues and long-lived assets by geographic region are as follows (in millions):

                                          REVENUES                                      LONG-LIVED ASSETS
               ----------------------------------------------------------------      ------------------------
                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                        AUGUST 31,                         AUGUST 31,                      AUGUST 31,
               -----------------------------      -----------------------------      ------------------------
                  2004              2003             2004              2003            2004          2003
               ------------      -----------      ------------      -----------      ----------    ----------
USA            $150.9            $147.6           $420.5            $395.8           $155.3        $114.5
Canada            4.3               3.7             13.3              13.4              2.6           2.2
All Other         0.6               0.3              1.0               1.2              0.9           0.9
               ------------      -----------      ------------      -----------      ----------    ----------
               $155.8            $151.6           $434.8            $410.4           $158.8        $117.6
               ============      ===========      ============      ===========      ==========    ==========

Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than USA or Canada are included in All Other.

Long-lived assets includes prepaid and intangible pension asset, net properties, goodwill, intangible assets and other assets.


NOTE 10

On September 25, 2003, the Board of Directors adopted an amendment to the Rights Agreement which provided that the Rights expired at the earliest of (i) the close of business on January 31, 2006, (ii) the time at which the Rights were redeemed in accordance with the terms of the Rights Agreement or (iii) the close of business on the first Trading Day (as defined in the Rights Agreement) after the closing price of the Company's common stock as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange ("NYSE") or comparable national securities exchange, if not listed on the NYSE, exceeded the Book Value per Share (as defined below) for 60 consecutive calendar days. The term "Book Value per Share" means on any date the total shareholders' equity of the Company as reported in the Company's most recent periodic report filed with the Securities and Exchange Commission divided by the total number of shares of the Company's common stock issued and outstanding stated in such report. Effective as of the close of business on June 15, 2004, all Rights issued to Company stockholders expired as a result of the reported closing price of the Company's common stock exceeding the Book Value per Share, as defined, for 60 consecutive days.


NOTE 11

Following is an analysis of the changes in common stock and treasury stock for the nine months ended August 31, 2004 (amount in thousands):

                                                    COMMON STOCK                       TREASURY STOCK
                                           --------------------------------     ------------------------------
                                               SHARES           AMOUNT              SHARES          AMOUNT
                                           ---------------   --------------     ---------------   ------------
Balance November 30, 2003                      36,996,314    $      92,491           1,916,681    $   (8,454)

Shares issued for:
    Stock options and awards                            -                -            (801,485)        3,805
    Sales to employee benefit plans                     -                -            (212,552)          999
Vesting of restricted stock awards, net        (1,330,500)          (3,326)           (867,535)        3,401
Long term incentive plan awards,
    net of forfeitures                            190,000              475                   -             -
                                           ---------------   --------------     ---------------   ------------
Balance August 31, 2004                        35,855,814    $      89,640              35,109    $     (249)
                                           ===============   ==============     ===============   ============


NOTE 12

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):
                                                       NINE MONTHS ENDED
                                               ---------------------------------
                                               AUG. 31, 2004       AUG. 31, 2003
                                               --------------     --------------
   Net earnings                                $      10,110       $       5,615
   Other comprehensive income (loss):
       Change in fair value of foreign
         exchange contracts, net of tax                (147)                 65
       Foreign currency translation adjustment           75                 456
                                               --------------     --------------
   Comprehensive earnings                      $     10,038        $      6,136
                                               ==============     ==============


The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):


                                                     FAIR VALUE OF            FOREIGN            ACCUMU-LATED
                                   MINIMUM              FOREIGN              CURRENCY                OTHER
                                   PENSION              EXCHANGE           TRANSLATION          COMPREHENSIVE
                                  LIABILITY            CONTRACTS            ADJUSTMENT          INCOME (LOSS)
                               ----------------      ---------------      ----------------      ----------------
FISCAL 2004
-------------------------
Balance Nov. 30, 2003          $      (11,735)       $         249       $           286       $       (11,200)
Change in fiscal 2004                       -                 (147)                   75                   (72)
                               ----------------      ---------------      ----------------      ----------------
Balance August 31, 2004        $      (11,735)       $         102       $           361       $       (11,272)
                               ================      ===============      ================      ================

FISCAL 2003
-------------------------
Balance Nov. 30, 2002          $      (14,015)       $         (22)       $          (77)       $      (14,114)
Change in fiscal 2003                       -                   65                   456                   521
                               ----------------      ---------------      ----------------      ----------------
Balance August 31, 2003        $      (14,015)       $          43       $           379        $      (13,593)
                               ================      ===============      ================      ================

The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):

NINE MONTHS ENDED AUGUST 31, 2004               PRE-TAX                TAX                AFTER-TAX
-----------------------------------------    ---------------      ---------------      ----------------
Minimum pension liability                    $            -       $           -        $             -
Fair value of foreign exchange contracts               (247)                100                   (147)
Foreign currency translation adjustment                (110)                185                     75
                                             ---------------      ---------------      ----------------
                                             $         (357)      $         285        $           (72)
                                             ===============      ===============      ================

NINE MONTHS ENDED AUGUST 31, 2003
-----------------------------------------
Minimum pension liability                    $            -       $           -        $             -
Fair value of foreign exchange contracts                107                 (42)                    65
Foreign currency translation adjustment                 753                (297)                   456
                                             ---------------      ---------------      ----------------
                                             $          860       $        (339)       $           521
                                             ===============      ===============      ================


NOTE 13

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

                              HARTMARX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group markets women's knitwear, career apparel, sportswear and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website.

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

The Company has gradually expanded its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions. On July 20, 2004, the Company acquired certain assets, properties and operations of Misook, a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook at the acquisition date was approximately $32.6 million, of which $32.1 million was paid in cash as of August 31, 2004. As further described in Part I, Item 1, Note 6, additional contingent consideration will be due if Misook achieves certain specified financial performance targets. The acquisition of Misook is expected to provide for strategic growth opportunities in womenswear and further diversification of product categories.

These product diversification actions have opened up or expanded distribution channels for the Company's products, such as through resort and "green grass" golf shops for the Company's golf lines, warehouse clubs for moderate-priced sportswear and internet-based marketing for certain womenswear products. Sales of non-tailored apparel (men's sportswear, golfwear, slacks and womenswear) increased to 45% of total sales during the first nine months of 2004 compared to 43% for the first nine months of 2003. Non-tailored apparel sales represented 44% of total sales for the fiscal year ended November 30, 2003 compared to 42% in fiscal 2002.

The increase in year to date pre-tax earnings to $16.7 million in 2004 from $9.5 million in 2003 reflected a 6% revenue increase to $434.8 million from $410.4 million, improved operating margins and lower financing related costs.

LIQUIDITY AND CAPITAL RESOURCES

NOVEMBER 30, 2003 TO AUGUST 31, 2004

         For the nine months ended August 31, 2004, net cash provided by operating activities as reflected in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows was $4.8 million compared to a net use of cash of $30.5 million for the nine months ended August 31, 2003. The improvement compared to the prior year net use of cash of $30.5 million reflected the increased earnings this year and higher working capital requirements during the prior year period. Since November 30, 2003, net accounts receivable increased $17.8 million or 15% to $135.6 million, reflecting the normal seasonal change from tailored clothing shipments in the Men's Apparel Group and the inclusion of $4.4 million of net receivables related to Misook. Inventories of $133.1 million increased $8.1 million or 6%, excluding Misook, and were about offset by accounts payable and accrued expenses increasing $7.6 million, excluding Misook. The increase in Intangible Assets to $36.2 million from $.6 million related to the fair value of intangible assets acquired in the Misook transaction, including the Misook tradename. Net properties decreased $1.1 million to $28.2 million as depreciation expense exceeded capital additions. Total debt, including current maturities, increased $28.1 million and along with the $3.3 million of stock option proceeds and other stock sales were the principal components of net cash provided by financing activities in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows. The debt increase to $132.5 million, which was attributable to the $32.1 million payment for the Misook business, was the principal component of cash used in investing activities. Total debt represented 39% of total capitalization at August 31, 2004 compared to 35% at November 30, 2003. Shareholders' equity increased $13.4 million, principally from earnings and from the impact of stock option exercises.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

The Company's borrowing arrangements consist of a senior revolving credit facility, mortgages and industrial development bonds. The current $200 million Credit Facility has an initial three and one-half year term with an additional one year renewal at the Company's option (i.e., until February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 4.1% at August 31, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate at August 31, 2004 and August 31, 2003 on all borrowings was approximately 5.0% in 2004 compared to 4.5% in 2003.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of August 31, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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


At August 31, 2004, the Company had approximately $27 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Additional borrowing availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. At August 31, 2004, additional borrowing availability under the Credit Facility was approximately $42 million, which reflected both eligible assets and the $32.1 million paid for the Misook acquisition. For the trailing twelve months, additional availability levels have ranged from $35 million to $101 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At August 31, 2004, there was an aggregate of $4.0 million of outstanding foreign exchange contracts primarily related to inventory purchases to be made in the next three months, anticipated U.S. dollar collections by the Company's Canadian business in the next nine months, and anticipated licensing revenues to be received in the next six months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

AUGUST 31, 2003 TO AUGUST 31, 2004

Net accounts receivable of $135.6 million decreased $11.1 million or 8%, as the inclusion of $4.4 million related to Misook and the higher sales were more than offset by improved collections. Inventories of $133.1 million declined $4.5 million or 3%, attributable to the Men's Apparel Group, as the prior year included earlier production and receipts of finished products and higher in-stock inventory levels. The current year included $.7 million attributable to Misook. The increase in Intangible Assets to $36.2 million from $.8 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Misook transaction, including the Misook tradename. Net properties of $28.2 million decreased $1.2 million, as capital additions were more than offset by higher depreciation expense. At August 31, 2004, total debt of $132.5 million declined $23.6 million compared to the year earlier level; the debt decline was after reflecting the $32.1 million paid for the Misook business in July 2004. Debt levels have been favorably impacted by the higher cash earnings and lower working capital requirements. Total debt represented 39% of total capitalization at August 31, 2004 compared to 46% at August 31, 2003.


RESULTS OF OPERATIONS

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Third quarter consolidated sales were $155.8 million, including $4.3 million attributable to Misook, compared to $151.6 million in 2003. Men's Apparel Group revenues were $136.9 million compared to $136.0 million in the year earlier period. Within the Men's Apparel Group, wholesale selling prices for comparable products were approximately even in 2004 compared to 2003. Overall, tailored clothing average wholesale selling prices increased slightly from 2003, reflecting a shift in product mix in 2004 from the prior year. Unit sales of tailored clothing product categories changed from the prior year's third quarter as follows: suits increased approximately 3% and sport coats decreased approximately 10%. Slack product categories decreased approximately 3%. While unit sales of sportswear products decreased approximately 28%, average wholesale selling prices were 28% higher than 2003, reflecting product mix changes to higher priced products. Women's Apparel Group revenues, which represented approximately 12% of consolidated sales in 2004 and 10% in 2003, increased $3.3 million, attributable to Misook. Excluding Misook and the effect of a one year private label program which commenced last fall and was substantially completed in the second quarter of 2004, unit sales of women's apparel decreased 18% and average selling prices increased 15%, primarily attributable to a change in product mix. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 43% of total third quarter revenues in each period.

The consolidated gross margin percentage to sales was 30.5% compared to 28.4% last year. The higher gross margin rate compared to last year principally reflected changes in product mix towards higher margin women's and men's sportswear products; tailored clothing margins also improved from reduced sales of lower margin products. Approximately $4.6 million in 2004 and $4.7 million in 2003 of costs related to warehousing, picking and packing of finished products are included as a component in Selling, General and Administrative Expenses; accordingly, gross margin may not be comparable to those other entities that include all of the costs related to their distribution network in arriving at gross margin. Consolidated selling, general and administrative expenses increased to $38.7 million in the current period compared to $35.7 million in 2003; the ratio to sales increased to 24.9% in 2004 compared to 23.6% in 2003. The current period included $1.1 million of expenses related to Misook as well as incremental professional fees related to the documentation and testing of internal controls as required by the Sarbanes-Oxley Act, partially offset by a real estate tax refund relating to the Company's corporate office.

Operating earnings increased to $9.8 million in 2004 compared to $7.9 million last year and represented 6.3% of net sales in 2004 and 5.2% of net sales in 2003, with the improvement principally attributable to the higher gross margin ratio compared to the prior year. Men's Apparel Group operating earnings were $12.4 million in 2004 compared to $9.6 million in 2003, attributable to the higher sales and improved gross margins; tailored clothing products represented the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings were $1.2 million in 2004 compared to $1.3 million in 2003, as the incremental earnings attributable to Misook since the July 20th acquisition were offset by margin declines in other lines, including the impact of the private label program which commenced in the third quarter of 2003 and was substantially completed in the second quarter of 2004.

Interest expense decreased to $1.5 million this period compared to $1.8 million last year. The decline from last year's third quarter was primarily attributable to the lower average outstanding borrowings. Consolidated pre-tax earnings were $8.3 million compared to $6.1 million last year. After reflecting the applicable tax provision, consolidated net earnings were $5.0 million this period compared to $3.5 million last year. Diluted earnings per share were $.14 compared to $.10 per share in 2003.


NINE MONTHS 2004 COMPARED TO NINE MONTHS 2003

Consolidated sales were $434.8 million, including $4.3 million attributable to Misook, compared to $410.4 million in 2003. In the Men's Apparel Group, revenues increased $5.9 million to $377.7 million, as tailored clothing product revenues represented the principal component of the improvement. In general, wholesale selling prices for comparable products were approximately even in 2004 compared to 2003. Overall, tailored clothing average wholesale selling prices decreased slightly from 2003, reflecting a shift in product mix in 2004 compared to the prior year. Year-to-date unit sales of tailored clothing product categories changed from the prior year as follows: suits increased approximately 7%; sport coats decreased approximately 2%. Slack product categories increased approximately 10%. While unit sales of sportswear products decreased 15%, average wholesale prices were approximately 15% higher than 2003 reflecting product mix changes to higher priced products. Women's Apparel Group revenues, which represented approximately 13% of consolidated sales in 2004 and 9% in 2003, increased approximately $18.5 million, attributable principally to the effect of a one year private label program which commenced last fall and was substantially completed during the second fiscal quarter of 2004, and the inclusion of Misook sales of $4.3 million. This private label program aggregated $12.9 million in 2004 compared to $2.4 million in 2003. Excluding this program and Misook, unit sales of women's apparel increased 22% and average selling prices decreased 10%, primarily attributable to changes in product mix. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented 45% of nine month sales versus 43% a year ago.

The consolidated gross margin percentage to sales was 30.6% compared to 29.5% last year, reflecting the changes in product mix towards higher margin women's and men's sportswear products; tailored clothing margins also improved from fewer sales of lower margin products. Approximately $14.2 million in 2004 and $14.4 million in 2003 of costs related to warehousing, picking and packing of finished products are included as a component in Selling, General and Administrative Expenses; accordingly, gross margins may not be comparable to those other entities that include all of the costs related to their distribution network in arriving at gross margin. Consolidated selling, general and administrative expenses increased to $113.4 million in the current period compared to $106.8 million in 2003 on the higher 2004 sales; the ratio to sales was 26.1% of sales in 2004 compared to 26.0% of sales in 2003. The current year included $1.1 million of incremental expenses related to Misook as well as incremental professional fees related to the documentation and testing of internal controls as required by the Sarbanes-Oxley Act, partially offset by a real estate tax refund relating to the Company's corporate office.

Operating earnings increased to $21.3 million in 2004 compared to $15.9 million in 2003 and represented 4.9% of sales in 2004 compared to 3.9% of sales in 2003. Men's Apparel Group operating earnings were $27.8 million in 2004 compared to $24.9 million in 2003 with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings increased to $5.0 million in 2004 compared to $.8 million in 2003 attributable to its higher sales and related favorable operating expense leverage.

Interest expense decreased to $4.6 million from $5.5 million last year; the decline was principally attributable to the lower average borrowings. The prior period also included $.8 million pre-tax refinancing expense related to the write off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12.5% senior unsecured notes. Consolidated pre-tax earnings were $16.7 million this year compared to $9.5 million last year. After reflecting the applicable tax provision, consolidated net earnings were $10.1 million or $.28 per diluted share this year compared to $5.6 million or $.16 per diluted share last year.

Based on current conditions, the Company anticipates a consolidated sales percentage increase for the year ending November 30, 2004 in the mid single digit range. In the Men's Apparel Group, full year revenue increases are expected both in the tailored and men's sportswear product categories. A full-year revenue increase is also anticipated in the Women's Apparel Group although the fourth quarter incremental revenues related to the Misook acquisition will be largely offset by the unfavorable effect of the one year private label program initiated in the Fall of 2003 that was substantially completed during the second quarter of 2004.

The anticipated revenue increase for 2004 as noted above, along with the administrative expense structure currently in place, are expected to result in net earnings increasing in the 55% - 60% range over 2003's full-year net earnings of $8.7 million or $.25 per diluted share. This expected increase reflects Misook's contribution of $.01 per diluted share to third quarter results and the anticipation of an additional $.02 to $.03 to fourth quarter earnings per diluted share. The Misook acquisition was financed utilizing availability under the Company's senior credit facility; as a result of trailing year cash earnings and reduced working capital requirements, the Company does not anticipate any significant increase in year over year debt levels. The Company expects to pursue additional acquisitions which can contribute to business growth, produce positive cash flows, are accretive to earnings in the near to mid-term, and do not create excessive debt leverage.

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


ITEM 3  -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of August 31, 2004, the Company had entered into foreign exchange contracts aggregating approximately $4.0 million corresponding to approximately .3 million Euros related to inventory purchases in the next three months, approximately $3.7 million Canadian dollars related to anticipated U.S. dollar collections by the Company's Canadian business in the next nine months, and approximately 109 million Japanese Yen primarily related to anticipated licensing revenues to be received in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.0 million. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

         (B) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is currently in the process of documenting, evaluating, and testing its internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. As a result of this process, enhancements to the Company's internal controls over financial reporting are being implemented and may be implemented in the future as management addresses deficiencies that have been or may be identified. However, there can be no assurance that all such deficiencies will be fully remediated and successfully tested before the end of the Company's fiscal year, or that any remaining deficiencies that have not been fully remediated and successfully tested at that time will not be material.

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

                          PART II -- OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (A)      EXHIBITS:

      2.1 Purchase Agreement dated as of June 25, 2004, by and among EM Acquisition Crop., Hartmarx Corporation, Exclusively Misook, Misook Doolittle and Harry Doolittle (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Hartmarx Corporation with the Commission on July 23, 2004).

     31.1 Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B)     REPORTS ON FORM 8-K:

              Reports on Form 8-K filed during the third quarter ended August 31, 2004. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purpose.

              A current report on Form 8-K dated June 16, 2004 was filed with the SEC to report the expiration of the Amended and Restated Rights Agreement, dated April 13, 2000.

              A current report on Form 8-K dated June 28, 2004 was filed with the SEC to report the agreement to acquire the business of Exclusively Misook, Inc.

              A current report on Form 8-K, dated July 1, 2004, was filed with the SEC to report the Company's issuance of a press release on the Company's financial results for the second quarter ended May 31, 2004.

              A current report on Form 8-K dated July 23, 2004 was filed with the SEC to report the completion of the acquisition of Exclusively Misook, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HARTMARX CORPORATION

October 8, 2004               By    /s/ GLENN R. MORGAN
                                    --------------------------------------
                                    Glenn R. Morgan
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer

                              (Principal Financial Officer)


October 8, 2004               By    /s/ ANDREW A. ZAHR
                                    --------------------------------------
                                    Andrew A. Zahr
                                    Vice President and Controller

                              (Principal Accounting Officer)