Form 10-K
period 2004-11-30
HARTMARX CORP/DE
filed 2005-02-14
CIK 723371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For annual and transition reports pursuant to Sections 13 or 15(d)

of the Securities and Exchange Act of 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☒    No

The aggregate market value of common stock held by non-affiliates of the Registrant as of May 31, 2004 was approximately $210,000,000.

On January 31, 2005, 36,073,970 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement dated February 24, 2005 for the Annual Meeting of Stockholders to be held April 13, 2005 are incorporated by reference into Part II and Part III of this report.

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

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group (“MAG”) and Women’s Apparel Group. MAG designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license, to an extensive range of retail department and specialty stores. Product price points comprise luxury, premium and moderate. The Women’s Apparel Group markets women’s career apparel, designer knitwear, sportswear and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through its catalogs and e-commerce website. The Operating Segment Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the accompanying Notes to Consolidated Financial Statements further describe the Company’s operations.

Substantially all of the Company’s products are sold to a wide variety of retail channels under established brand names or the private labels of major retailers. The Company owns two of the most recognized brands in men’s tailored clothing—Hart Schaffner Marx®, which was introduced in 1887, and Hickey-Freeman®, which dates from 1899. The Company also offers its products under other brands which it owns such as Exclusively Misook®, Sansabelt®, Racquet Club®, Palm Beach®, Barrie Pace®, Aura™, Naturalife®, Pusser’s of the West Indies®, Society Brand Ltd.™, Coppley®, Keithmoor®, Cambridge®, Royal Shirt™ and Brannoch™; and under exclusive license agreements for specified product lines including Tommy Hilfiger®, Jack Nicklaus®, Golden Bear®, Bobby Jones®, Burberry® men’s tailored clothing, Austin Reed®, Perry Ellis®, Kenneth Cole®, Ted Baker®, DKNY Donna Karan New York®, Jeffrey Banks®, Jhane Barnes®, Blassport®, Claiborne®, Pierre Cardin®, Lyle & Scott®, Wimbledon®, Andrea Jovine® and Starington™. To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into 50 license or sublicense agreements with third parties for specified product lines to produce, market and distribute apparel in 26 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North America and South America, selling golfwear in 18 countries.

On July 20, 2004, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. (“Misook”), a privately-held marketer of women’s designer knitwear. This acquisition further expanded and diversified the Company’s women’s product offerings.

This 2004 Annual Report on Form 10-K contains forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as “anticipates”, “believes”, “could”, “continues”, “estimates”, “expects”, “may”, “intends”, “projects”, “plans”, “should”, “will” or the negatives thereof or other comparable terminology. Additionally, the Company may from time to time make other oral or written statements that are also forward-looking statements. While the Company believes that the assumptions underlying such forward-looking information are reasonable based on present conditions, forward-looking statements made by the Company are not guarantees of future performance as actual results could differ materially from those expressed or implied in the forward-looking statements as a result of various factors. Accordingly, the Company has identified various important risk factors which could cause the Company’s actual financial results to differ materially from any such results which might be projected, forecasted or estimated by the Company in written or oral forward-looking statements including, but not limited to, the following:

•	The apparel environment is cyclical and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The overall retail economy in the United States could affect retailers’ expectations of future apparel product sales. A more pessimistic evaluation by retailers compared to 2004 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company’s sales and earnings could also be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

•	The Company’s largest customer represented approximately 23% of consolidated sales in fiscal 2004. The Company’s ten largest customers in 2004 represented approximately 55% of consolidated sales. The Company believes it maintains an excellent business relationship with these customers. However, an unanticipated decline in sales with the Company’s largest customers could adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase sales volume with other existing customers.

•	Substantially all of the Company’s men’s and women’s sportswear, men’s ties, women’s career wear and designer knitwear, and a portion of its men’s tailored suits, sport coats, slack and dress shirts production are manufactured utilizing independent contractors, mostly located outside of the United States. The percentage of the Company’s products manufactured or assembled outside of the United States is increasing. The Company is dependent upon the contractors’ ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, unanticipated political or economic disruptions in these countries and/or currency fluctuations could adversely impact overall Company profitability.

•	The tailored clothing market has experienced unit declines over the past several years. The Company has been, among other things, reducing overall product costs, including increased off-shore sourcing, introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. While the tailored clothing declines have demonstrated signs of abating, sales and profitability would be adversely affected if the demand in tailored clothing continues to decline.

•	Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company’s casual and sportswear product offerings may not offset the potential decline in tailored clothing unit sales.

•	Sales derived from products which utilize licensed brand names represent an important current component of the Company’s overall revenues and profitability. The Company also serves as a licensing agent for several of its principal licensors. While the Company believes the relationships with its principal licensors to be favorable and the termination of any single licensing agreement would not have a material adverse effect on its business taken as a whole, the long-term prospects of the Company assume the continuation of a significant percentage of existing licensing arrangements and ongoing consumer acceptance of the products sold under those licensed brands.

•

The Company is not dependent on any one fabric supplier. Fabric purchases from the Company’s ten largest fabric suppliers approximated 42 percent of the total fabric requirements in fiscal 2004 compared to 39 percent in fiscal 2003. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from these suppliers could adversely affect production scheduling and ultimately the Company’s ability to meet customer delivery dates.

•	The importation of certain categories of the Company’s products have been subject to quotas limiting the quantity of such products that may be imported into the United States under the terms of bilateral agreements between most of the major apparel exporting countries and the United States. Generally, the Company relies on its suppliers and vendors to secure the visas or licenses required. If the suppliers and vendors fail to secure the necessary visas or licenses, the Company’s supply chain could be disrupted as the inventories covered by such export license or visa could be denied entry into the United States. The 1994 Agreement on Textiles and Clothing among World Trade Organization (“WTO”) countries eliminated textile and apparel product quotas for WTO countries, including the United States, on January 1, 2005. As a result, there will be changes in the international textile and apparel trade, which could significantly impact sourcing patterns and disrupt the current supply chain.

Notwithstanding this quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may reimpose quotas on specific categories of products in the event it is determined that imports from China have created a market disruption for such categories of products (so called “safeguard quota”). China is an important source of production for certain products marketed by the Company, and the reimposition of safeguard quotas on products from China following the elimination of the existing quota regime on January 1, 2005 could cause disruption in or changes to the Company’s supply chain and could result in lower gross margins than anticipated.

•	The Company believes its liquidity and expected cash flows are sufficient to finance its operations. However, if current economic trends worsen, operating cash flow and capital resources could be reduced. During fiscal 2004, the Company’s variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $74 million under its senior credit facility. The Company has experienced a favorable reduction in the applicable borrowing rate benchmarks with its current credit facility, reducing borrowing costs compared to the replaced facility. A large increase in total borrowings and/or in the borrowing rates under the senior credit facility could adversely affect profitability.

•	The Company is not aware of and has assumed no significant adverse impact of pending or threatened litigation matters.

Certain of the above described risk factors are also discussed in the “Liquidity and Capital Resources” caption in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Products Produced and Services Rendered

The Company’s merchandising strategy is to market a wide selection of men’s tailored clothing, sportswear and dress furnishings, and women’s career apparel, designer knitwear and sportswear across a wide variety of fashion directions, price points and distribution channels. MAG represented approximately 86% of sales in 2004, 89% of sales in 2003 and 91% of sales in 2002. Women’s Apparel Group represented approximately 14% of sales in 2004, 11% of sales in 2003 and 9% of sales in 2002. As a manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Its men’s tailored clothing and slacks are manufactured in seven Company operated facilities located in the United States and three facilities in Canada, as well as at numerous independent contractors located principally outside of the United States. Some of the Company’s dress furnishings are produced at a Company operated facility in Canada. However, the Company utilizes domestic and foreign contract manufacturers to produce a substantial portion of its non-tailored clothing products, principally men’s and women’s sportswear, as well as women’s career apparel and sportswear in accordance with Company specifications and production schedules.

Sources and Availability of Raw Materials

Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company’s principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company’s specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company’s exclusive use. Approximately 70% of the raw materials purchased by the Company is acquired from foreign mills. Purchases from foreign mills, especially with respect to higher quality fabrics, have increased in recent years reflecting both enhanced diversity of available styles relative to United States sourced fabric and reduced duties on such foreign purchases. A substantial portion of these purchases is denominated in United States dollars. Purchases from the Company’s largest fabric supplier represented approximately 8% of the Company’s total fabric requirements in fiscal 2004 compared to 5% in 2003 and approximately 8% in 2002. No other supplier accounts for over 7% of the Company’s fiscal 2004 total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

Competition and Customers

The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men’s clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men’s tailored clothing and men’s slacks with expected retail prices over $50. The Company’s women’s apparel sales do not represent a significant percentage of the total market for women’s apparel sales. The Company’s customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company’s largest customer, Dillard’s Department Stores, represented approximately 23%, 26% and 21% of consolidated sales in 2004, 2003 and 2002, respectively. No other customer exceeded 10% of net sales. The Company’s top ten customers represented approximately 55% of sales in 2004, 56% in 2003 and 54% in 2002.

Advance Orders

As of November 30, 2004 and 2003, advance orders for the next Spring season aggregated approximately $158 million and $179 million, respectively, all of which will be or were shipped within the subsequent six months. Backlog information is not necessarily indicative of sales to be expected for the following year due to the level of in-stock EDI replenishment programs with many retailers and differences between years when the retailer places orders for the Company’s products. As described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company expects a fiscal 2005 revenue increase in the low to mid-single digits.

Geographic Distribution of Sales

For the fiscal years ended November 30, 2004, 2003 and 2002, the geographic distribution of sales was as follows (in rounded whole percents):

	Years ended November 30,
	2004	2003	2002
United States	97%	96%	97%
Canada	3%	4%	3%
All other	—	—	—

	100%	100%	100%

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

The Company has recently entered into new license agreements with Jeffrey Banks, Jhane Barnes, Bill Blass and Donna Karan, principally relating to tailored clothing product categories. Sales will be initiated during 2005 relating to these product lines and are not expected to be significant. The Evan Picone license agreement expired December 31, 2004 and was not renewed. Annual sales of Evan Picone products during 2004 were approximately $14 million.

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

Employees

The Company presently has approximately 4,000 employees, of which approximately 93% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with UNITE HERE, formerly the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

Sales and receivables are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Payment terms are generally 30 to 60 days from the date of shipment. With respect to the tailored clothing advance order shipments, customary industry trade terms are 60 days. In-stock shipments generally have 30 day terms. Peak borrowing levels occur towards the end of March and September, just prior to the collection of receivables from men’s tailored clothing advance order shipments. Additional borrowing availability under the Credit Facility is usually lowest in January and July, and highest in May and November.

Availability of Reports Filed with the Securities and Exchange Commission, Code of Conduct, Corporate Governance Guidelines and Charters for Committees of the Board of Directors

We make available free of charge through our website, www.hartmarx.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Also available on our website under the heading “Investor Information” are current copies of the Company’s Code of Conduct and Ethics, its Corporate Governance Guidelines and Charters for the Audit and Finance, Compensation and Stock Option, and Nominating and Governance Committees of the Board of Directors. Print copies of the current Corporate Governance Guidelines, or the respective committee charters are also available at no charge to stockholders upon request addressed to the Corporate Secretary at Hartmarx Corporation, 101 North Wacker Drive, Chicago, IL 60606. Our internet website and the information contained therein or incorporated therein are not intended to be and are not incorporated into this Annual Report on Form 10-K.

Item 2—Properties

The Company’s principal executive and administrative offices are located in Chicago, Illinois. Its office, manufacturing and distribution operations are conducted at the following locations:

Location	Approximate floor area in square feet	Principal Use	Expiration date of material leases
Anniston, AL	72,000	Manufacturing	2010
Buffalo, NY	280,000	Manufacturing; distribution; office	2015
Cape Girardeau, MO	167,000	Manufacturing; distribution	*
Chaffee, MO	28,000	Distribution	2009
Chicago, IL	77,000	Executive and admin. offices	2009
Des Plaines, IL	361,000	Manufacturing; distribution	*
Easton, PA	220,000	Distribution; office	*
Michigan City, IN (2 locations)	266,000	Distribution; office	*
New York, NY (14 locations)	117,000	Sales offices/showrooms/retail store/distribution	2005 to 2015
Rector, AR	52,000	Manufacturing	*
Rochester, NY	223,000	Manufacturing; distribution; office	*
Rock Island, IL	43,000	Manufacturing	*
Rouses Point, NY	30,000	Distribution	2006
Hamilton, Ontario, Canada (3 locations)	164,000	Manufacturing; distribution; office	2008
Concord, Ontario, Canada	24,000	Manufacturing	2009

* Properties owned by the Registrant

The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the “Commitments and Contingencies” note to the Consolidated Financial Statements of this Form 10-K.

The Company intends to implement a significant renovation of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, commencing in 2005, at an estimated cost of $7.5 million. In connection with this project, the Company has entered into agreements with various local and state governmental agencies, in which the various agencies will reimburse the Company for $5.0 million of the renovation costs in the form of participating grants. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

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

Name	Position	Age	Years of Service with Company
Homi B. Patel	Chairman, President and Chief Executive Officer (Director since 1994)	55	25
Glenn R. Morgan	Executive Vice President, Chief Financial Officer and Treasurer	57	25
Taras R. Proczko	Senior Vice President, General Counsel and Secretary	50	24
Andrew A. Zahr	Vice President and Controller; Chief Accounting Officer	61	32

Mr. Patel was elected to his current position as Chairman, President and Chief Executive Officer in July 2004. From April 2002 to April 2004, he served as President and Chief Executive Officer. From February 1993 to April 2002, he served as President and Chief Operating Officer.

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

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company’s common stock for the past three fiscal years were as follows:

	2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	$6.73	$4.00	$2.72	$1.82	$1.85	$1.18
Second Quarter	6.35	5.29	2.68	1.90	3.02	1.29
Third Quarter	7.85	5.95	3.56	2.37	2.61	1.50
Fourth Quarter	8.82	6.25	4.62	3.39	2.80	1.90

The most recent quarterly dividend paid was in November 1991, in the amount of $.15 per share. Generally, dividends may be paid so long as excess borrowing availability, as set forth in the Credit Facility, exceeds $25 million, after reflecting the payment of such dividends.

As of January 31, 2005, there were approximately 3,600 holders of the Common Stock. The number of holders was estimated by adding the number of registered holders furnished by the Company’s registrar together with the number of participants in the Company’s Savings Investment and Stock Ownership Plan.

Item 6—Selected Financial Data

The following table summarizes data for the fiscal years 2000 through 2004. The Company’s complete audited financial statements and notes thereto for the three years ended November 30, 2004 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data In Thousands, Except Per Share Data For Years Ended November 30	2004	2003	2002(1)	2001(2)	2000
Net sales	$586,413	$561,849	$570,300	$600,200	$678,835
Licensing and other income	2,445	1,898	2,723	3,098	3,114
Cost of sales	396,272	392,350	405,822	448,693	491,011
Selling, general and administrative expenses	160,207	148,788	150,201	158,034	164,205
Restructuring charge	—	—	(366)	(11,625)	—
Settlement proceeds re: termination of systems project	—	—	4,500	—	—
Operating earnings (loss)	32,379	22,609	21,134	(15,054)	26,733
Interest expense	(6,474)	(7,429)	(15,509)	(14,409)	(15,686)
Refinancing income (expense)	—	(795)	(4,202)	(114)	349
Earnings (loss) before taxes	25,905	14,385	1,423	(29,577)	11,396
Tax (provision) benefit	(10,040)	(5,680)	(557)	11,683	(4,489)
Net earnings (loss)	15,865	8,705	866	(17,894)	6,907
Diluted earnings (loss) per share	.44	.25	.03	(.60)	.23
Cash dividends per share	—	—	—	—	—
Diluted average number of common shares and equivalents	36,286	34,645	33,163	30,013	29,568

Balance Sheet Data In Thousands, Except Per Share Data At November 30
Cash and cash equivalents	$2,356	$2,964	$6,854	$1,555	$1,755
Accounts receivable	119,033	117,778	126,221	140,163	134,148
Inventories	130,139	124,010	115,175	150,394	170,550
Other current assets	28,626	19,508	17,912	24,685	24,193
Net properties	27,643	29,323	32,555	35,691	36,407
Prepaid and intangible pension asset	39,411	42,860	46,308	14,462	21,182
Goodwill, intangible assets and other assets	67,166	31,285	30,317	29,407	10,836
Deferred taxes	34,167	53,636	61,722	46,783	35,692
Total assets	448,541	421,364	437,064	443,140	434,763
Accounts payable and accrued expenses	98,307	78,342	83,875	85,709	107,228
Total debt	102,032	104,404	123,364	171,553	125,547
Accrued pension liability	26,416	46,167	51,254	—	—
Shareholders’ equity	221,786	192,451	178,571	185,878	201,988
Equity per share	6.16	5.49	5.21	6.15	6.79

Other Data In Thousands For Years Ended November 30
Depreciation and amortization of fixed assets	5,559	5,870	6,291	6,840	7,100
Capital expenditures	4,180	2,566	3,351	9,801	4,494

(1)	2002 results reflect a restructuring charge of $.4 million and $4.5 million settlement proceeds related to a legal action initiated in 1999 against the provider of an enterprise resource planning software.
(2)	2001 results reflect restructuring charges of $11.6 million, as well as additional non-recurring items included in cost of sales and operating expense captions, all associated with the Company’s facility closings and other cost reduction actions.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provide additional information relating to the comparability of the information presented above.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group (“MAG”) and Women’s Apparel Group. MAG designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women’s Apparel Group markets women’s career apparel, designer knitwear, sportswear and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website.

The Company’s principal operational challenges have been to address the following:

•	The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products over the past decade, especially for tailored suits, the Company’s core product offering.

•	The need to diversify the Company’s product offerings in non-tailored product categories in light of the declining demand for tailored clothing.

•	The market share declines experienced by certain department store retailers, an important distribution channel for the Company.

Implementation of the Company’s operational strategies during the three year period ended November 30, 2004 resulted in an improvement in pre-tax earnings to $25.9 million in 2004 from $14.4 million in 2003 and $1.4 million in 2002. The three year earnings improvement was attributable principally to the higher sales in 2004 as well as increased operating margins and lower interest costs. Operating margins as a percentage of sales increased to 5.5% in 2004 from 4.0% in 2003 and 3.7% in 2002, and the pre-tax margin on sales improved to 4.4% in 2004 from 2.6% in 2003 and .2% in 2002. Consolidated revenues were $586.4 million in 2004, $561.8 million in 2003 and $570.3 million in 2002. Total debt declined from $171.6 million at the beginning of fiscal 2002 to $102.0 million at November 30, 2004.

The Company has continued to expand its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. (“Misook”), a designer and marketer of upscale women’s knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. As described in the Notes to Consolidated Financial Statements, additional contingent consideration will be due as Misook achieves certain specified financial performance targets. The acquisition of Misook, which provides for strategic growth opportunities in womenswear and further diversification of non-tailored product categories, contributed over $11 million in revenues and approximately $.04 in earnings per diluted share to 2004 results. In 2001, the Company acquired the Consolidated Apparel Group (“CAG”), a marketer of moderate priced men’s sportswear. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company’s products, such as through “green grass” and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end sportswear products. Sales of non-tailored apparel (men’s sportswear, golfwear, slacks and womenswear) increased to 47% of total sales in 2004 from 44% in 2003, and is expected to increase further in fiscal 2005 from the full year of Misook business.

The Company began reducing the number of its domestically owned tailored clothing facilities during the 1990’s in response to declining demand, and initiated sourcing of moderate-priced tailored clothing from non-domestic unaffiliated contractors in order to lower costs and improve margins. During 2001, the recessionary economic climate and generally weak apparel sales at retail resulted in the Company accelerating its gross margin improvement and cost reduction actions initiated previously. The actions during 2001 included the wind-up of certain moderate tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which included costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the write-down of fixed assets to estimated fair values for facilities closed or to be closed. One additional manufacturing facility was closed in 2002, completing the restructuring program.

The improved results in 2002, 2003 and 2004 reflected the effects of actions taken regarding product line diversification, administrative cost reductions and working capital management. Consolidated gross margins increased during this three-year period to 32.4% in 2004 from 30.2% in 2003 and 28.8% in 2002, reflecting the changing product mix, lower product costs, improved manufacturing utilization of owned manufacturing facilities, and the elimination of lower margin programs and product offerings. Selling, general and administrative expenses increased to $160.2 million in 2004 from $148.8 million in 2003 and $150.2 million in 2002, reflecting the effect of the change in product mix, acquisitions and incremental costs related to documentation and testing of internal controls as required by the Sarbanes-Oxley Act. Based on current business conditions, the Company anticipates a low to mid single digit sales increase in 2005 compared to 2004, principally in the non-tailored product categories. Net earnings in 2005 are anticipated to increase from 2004 in the range of 30% to 40% from the higher sales and improvement in operating margins.

Results of Operations

Consolidated revenues were $586.4 million in 2004 compared to $561.8 million in 2003 and $570.3 million in 2002. Operating earnings improved to $32.4 million in 2004 from $22.6 million in 2003 and $21.1 million in 2002. Results for 2002 included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software, and $.4 million of restructuring charges, principally related to the closing of one manufacturing facility.

The following summarizes sales and operating earnings for the Company’s business segments (in millions):

	Year Ended November 30,
	2004	2003	2002
Sales:
Men’s Apparel Group	$506.7	$501.7	$521.1
Women’s Apparel Group	79.7	60.1	49.2

Total	$586.4	$561.8	$570.3

Operating earnings:
Men’s Apparel Group	$41.0	$29.9	$30.6
Women’s Apparel Group	7.5	4.3	(0.9)
Other and adjustments	(16.1)	(11.6)	(8.6)

Total	$32.4	$22.6	$21.1

In the above table for 2002, the $.4 million restructuring charge is reflected as a reduction to MAG operating earnings and the $4.5 million of settlement proceeds is included in the “Other and adjustments” caption, which represents expenses not directly allocated to a particular operating segment.

Men’s Apparel Group

MAG revenues were $506.7 million in 2004, $501.7 million in 2003 and $521.1 million in 2002. The revenue increase in 2004 compared to 2003 was attributable to higher tailored clothing product revenues; sportswear revenues were up slightly as higher priced sportswear sales were largely offset by declines in moderate priced sportswear sales to the warehouse club channel. In general, wholesale selling prices for comparable products were approximately even in 2004 compared to 2003. Tailored clothing average wholesale selling prices increased slightly from 2003, reflecting a shift in product mix in 2004 compared to the prior year and fewer off-price dispositions. Unit sales of tailored clothing product categories changed from the prior year as follows: suits increased approximately 2%; sport coats decreased approximately 6%. Slack product categories increased approximately 21% in units while average wholesale selling prices decreased approximately 8% reflecting a shift in product mix to lower priced casual pants. While unit sales of sportswear products decreased 6%, average wholesale prices were approximately 7% higher than 2003 reflecting product mix changes to higher priced products. The revenue decline in 2003 compared to 2002 was primarily attributable to lower tailored clothing product revenues, reflecting both lower tailored clothing advance orders and in-stock shipments, partially offset by higher sportswear product sales. Actions initiated in prior years to reduce revenues in lower profit potential moderate priced tailored clothing product categories resulted in a reduction in sales of approximately $14 million from 2002 to 2003. Tailored clothing average wholesale selling prices increased slightly in 2003 from 2002, reflecting the shift in product mix with fewer moderate price products in 2003 than the prior year. Unit sales of tailored clothing product categories declined from the prior year as follows: suits approximately 6% and sport coats approximately 5%. The slack product categories decreased approximately 22% and average wholesale selling prices increased approximately 8% reflecting a shift in product mix. Unit sales of sportswear products increased 7%, and selling prices decreased 3% compared to 2002.

MAG operating earnings were $41.0 million in 2004 compared to $29.9 million in 2003 and $30.6 million in 2002, with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. The increase in MAG operating earnings in 2004 from 2003, reflected the higher sales and a higher gross margin ratio to sales (30.3% vs. 28.4%). Operating expenses were $114.9 million compared to $114.4 million in 2003. Tailored clothing represented the principal product category contributor to the earnings increase. Although MAG revenues declined $19.4 million in 2003 from 2002, operating earnings were only $.7 million lower, reflecting a higher gross margin rate (28.4% vs. 27.4%) from the higher sportswear sales and the continuing favorable gross margin effects of restructuring actions taken in prior years. Operating expenses of $114.4 million in 2003 were $.3 million higher than the prior year.

Women’s Apparel Group

Women’s Apparel Group sales, comprising approximately 14% of consolidated sales in 2004 compared to 11% in 2003 and 9% in 2002, aggregated $79.7 million in 2004, $60.1 million in 2003 and $49.2 million in 2002. The 2004 revenue increase was principally attributable to the inclusion of $11.3 million of Misook sales following the July 2004 acquisition and the effect of a one year private label program, which commenced in the Fall of 2003 and was substantially completed during the second fiscal quarter of 2004. This private label program aggregated $12.9 million in 2004 compared to $9.6 million in 2003. Excluding the impact of the private label program, unit sales of women’s apparel increased approximately 34%; approximately one-half of the unit increase was attributable to Misook. Average selling prices declined less than 1%, with an increase attributable to Misook offsetting a decline in the other product lines taken as a whole. The 2003 revenue increase was principally attributable to the one year private label program described above, as well as from higher direct-to-consumer website sales. Excluding the private label program, unit sales of women’s apparel from 2002 to 2003 increased approximately 2% and average selling prices increased about 8%.

Women’s Apparel Group generated operating earnings of $7.5 million compared to $4.3 million in 2003 and a loss of $.9 million in 2002. The operating earnings improvement in 2004 from 2003 was principally attributable to both the increased sales and improved operating margins. In fiscal 2004, the Misook business contributed approximately $2.7 million to operating earnings. Segment gross margins improved to 46.0% from 45.2%, primarily from the inclusion of Misook and the new program, while operating expenses, which included the Misook operating expenses, increased $6.3 million to $29.1 million. The operating earnings improvement in 2003 from 2002 was principally attributable to both the increased sales and improved operating margins. Gross margins improved to 45.2% from 43.9%, while operating expenses increased $.2 million to $22.8 million.

Gross Margins. The consolidated gross margin percentage of sales was 32.4% in 2004, 30.2% in 2003 and 28.8% in 2002. The improvement in the 2004 gross margin rate compared to 2003 as well as 2003 compared to 2002 reflected the ongoing programs to improve manufacturing utilization in owned facilities, reduced duties on fabric purchases, additional utilization of off-shore contractors for moderate priced tailored clothing, and from product mix changes with sportswear and womenswear products realizing a higher gross margin rate on sales compared to tailored clothing. As previously noted, MAG and Women’s Apparel Group gross margins each improved in 2004 compared to 2003 and in 2003 compared to 2002.

Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $18.9 million in 2004, $19.0 million in 2003 and $17.7 million in 2002 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $160.2 million in 2004, $148.8 million in 2003 and $150.2 million in 2002. As a percentage of sales, the expense ratio was 27.3% in 2004 compared to 26.5% in 2003 and 26.3% in 2002. The increase relative to sales in the respective years in part reflected changes in revenue mix towards men’s sportswear and women’s products with higher gross margin and operating expense ratios to sales. The dollar increase in 2004 compared to 2003 included incremental expenses of $3.0 million related to the Misook business, $1.1 million of incremental expenses associated with additional Bobby Jones stores and $4.4 million of professional fees related to the documentation and testing of internal controls over financial reporting as required by the Sarbanes-Oxley Act, partially offset by a real estate tax refund relating to the Company’s corporate office. The small dollar decrease in 2003 compared to 2002 reflected the continuing effect of the restructuring actions taken in prior years and overall employment declines, although the expense ratio increased slightly due to the lower sales.

Advertising expenditures, including costs related to the Barrie Pace direct-to-consumer catalog operation, were $22.8 million in 2004, $20.3 million in 2003 and $21.6 million in 2002, representing 3.9%, 3.6% and 3.8% of consolidated sales, respectively. The $2.5 million increase in 2004 from 2003 primarily reflected higher expenditures to advertise tailored clothing products. The $1.3 million decline in 2003 was principally in the women’s apparel segment, reflecting fewer catalog pages and mailings due to a greater emphasis on lower cost website opportunities.

Operating Earnings. Operating earnings were $32.4 million in 2004, $22.6 million in 2003 and $21.1 million in 2002, representing 5.5%, 4.0% and 3.7% of sales, respectively. As noted previously, fiscal 2002 included settlement proceeds of $4.5 million related to a legal action initiated in 1999 against the provider of an enterprise resource planning software. The restructuring charge in 2002 consisted of $.9 million related to the costs of closing one manufacturing facility, partially offset by $.5 million of favorable adjustments from proceeds received in disposing of three production and administrative facilities.

Interest Expense. Interest expense was $6.5 million in 2004, $7.4 million in 2003 and $15.5 million in 2002, representing 1.1% of sales in 2004, 1.3% in 2003 and 2.7% in 2002. The decrease in 2004 from 2003 was principally attributable to lower average borrowings as average borrowing rates were about the same. The $8.1 million decrease in 2003 from 2002 was principally attributable to the August 2002 refinancing, which enabled the Company to retire $40 million of high cost debt during the August 2002 through January 2003 period and reduce the effective interest rate on borrowings under its senior credit facility. Interest expense included non-cash amortization of financing fees and expenses of $.6 million in 2004, $.6 million in 2003 and $1.6 million in 2002.

Fiscal 2003 and 2002 also included $.1 million and $2.1 million, respectively, of interest expense representing debt discount amortization related to the now retired 12.5% senior unsecured notes. The effective interest rate for all borrowings, including non-cash amortization costs, was 5.5% in 2004, 5.5% in 2003 and 10.7% in 2002. The Company’s weighted average short term borrowing rate for the year was 3.8% in 2004, 3.8% in 2003 and 6.5% in 2002.

Refinancing Expense. Fiscal 2003 included $.8 million related to the write-off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12.5% senior unsecured notes. The $4.2 million of refinancing expense in 2002 comprised $2.8 million related to the write-off of unamortized financing fees under a replaced credit facility and $1.4 million attributable to the write-off of unamortized debt discount and financing fees from the early retirement of $15 million of $25.3 million of 12.5% senior unsecured notes.

Pre-Tax Earnings and Net Earnings. Pre-tax earnings improved to $25.9 million in 2004 compared to $14.4 million in 2003 and $1.4 million in 2002. The Company’s effective income tax rate was 38.8% in 2004, 39.5% in 2003, and 39.1% in 2002; the lower effective tax rate in 2004 reflected recognition of available benefits of tax operating losses in Canada. Net earnings were $15.9 million or $.44 per diluted share in 2004 compared to $8.7 million or $.25 per diluted share in 2003 and $.9 million or $.03 per diluted share in 2002.

Liquidity and Capital Resources

Total debt at November 30, 2004 of $102.0 million declined $2.4 million compared to the year earlier level. Excluding the $32.6 million paid for Misook in July 2004 and its subsequent earnings contribution, debt declined approximately $30 million during fiscal 2004, principally from cash provided by operating activities. The $25.7 million of borrowings classified as current at November 30, 2004 reflects anticipated debt reduction during fiscal 2005. Total cash provided by operating activities aggregated $36.9 million in 2004, $15.1 million in 2003 and $58.0 million in 2002. The increase in 2004 compared to 2003 primarily reflected the increase in earnings. The higher amount in 2002 compared to 2003 was principally attributable to the significant reduction in working capital during fiscal 2002. As discussed below, the Company has significant federal tax operating loss carryforwards available to offset current taxable income otherwise payable. Net cash used in investing activities was $38.2 million in 2004, $4.0 million in 2003 and $3.5 million in 2002; the increase in 2004 was principally attributable to the Misook acquisition. The $.7 million cash provided by financing activities in 2004 reflected higher equity sale transactions, net of the small overall debt reduction during the year. During 2003 and 2002, net cash used in financing activities was $14.9 million and $49.2 million, respectively, principally reflecting debt repayments. Total debt, including borrowings classified as short term, represented 32% of the Company’s total $324 million capitalization at November 30, 2004, compared to 35% at November 30, 2003. The lower debt capitalization ratio was attributable to the higher shareholders’ equity at November 30, 2004 compared to 2003, from the increased earnings, higher equity sales and the reduction of the minimum liability related to the Company’s pension plan.

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

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the new Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including a $15 million 10.25% term loan then outstanding, were repaid. In November 2002, $15 million face value of the New Notes were retired and the remaining $10.3 million of New Notes were retired in January 2003.

The Credit Facility had a three and one-half year term (i.e., through February 2006) with an additional one year renewal at the Company’s option (i.e., through February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 4.4% at November 30, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. At November 30, 2004, the stated interest rate on all borrowings on a weighted average basis was approximately 5.5% compared to 4.9% at November 30, 2003.

Pursuant to an amendment dated as of January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 25, 2010. Interest rates under the Facility continue to be based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The anticipated effect of the amendment on interest rates is to lower the Company’s interest rate spread by 75 basis points for LIBOR borrowings and 25 basis points for prime rate borrowings, considering the Company’s anticipated availability position during 2005.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of November 30, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which can affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements. Risk factors are described in Item 1—Business of this Form 10-K. The following summarizes certain of the risk factors included in Item 1:

•	The apparel environment is cyclical, and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The tailored clothing market relating to suits has stabilized in recent periods after experiencing unit declines over the previous several years. If the tailored clothing market declines further, sales and profitability would be adversely affected.

•	Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these sportswear and casual product offerings may not offset the declines in the tailored clothing unit sales.

•	The Company’s customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2004 and 2003. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2004 with the largest customer representing approximately 23% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

At November 30, 2004, the Company had approximately $22.6 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. During fiscal 2004, additional availability levels ranged from $35 million to $101 million. At November 30, 2004, additional borrowing availability under the credit facility was $101 million. The Company has also entered into surety bond arrangements aggregating approximately $11.5 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At November 30, 2004, there were an aggregate of approximately $3.5 million of outstanding foreign exchange contracts primarily attributable to approximately 2.3 million Canadian dollars related to anticipated U.S. dollar collections by the Company’s Canadian business in the next six months and approximately 189 million Japanese yen, primarily related to anticipated licensing revenues to be received in the next nine months. Other than the Company’s ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

The Company believes that its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects. The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing borrowing arrangements, lease obligation commitments and other contractual obligations. The following presents a summary of the Company’s significant contractual obligations (in millions):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term Debt	$0.7	$5.7	$68.7	$26.9	$102.0
Capital Leases	—	—	—	—	—
Operating Leases	11.7	23.6	22.9	40.6	98.8
Unconditional Purchase Obligations	—	—	—	—	—
Purchase Commitments	53.7	—	—	—	53.7
Other Long-Term Obligations	18.6	23.7	10.1	1.1	53.5

Total	$84.7	$53.0	$101.7	$68.6	$308.0

Purchase commitments represent outstanding purchase commitments primarily related to the purchase of raw materials and finished goods.

Other long term obligations comprise minimum obligations related to licensing and employment agreements. With respect to licensing arrangements, the Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum payments of approximately $17 million in 2005, $22 million in 2006 and 2007, $10 million in 2008 and 2009, and $1 million in 2010. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $1 million.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $2.2 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements in addition to reimbursement payments to eliminate the effect of any excess personal income taxes, if any, associated with these payments.

The Company intends to implement a significant renovation of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, commencing in 2005, at an estimated cost of $7.5 million. In connection with this project, the Company has entered into agreements with various local and state governmental agencies, in which the various agencies will reimburse the Company for $5.0 million of the renovation costs in the form of participating grants. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

Pension Plans. At November 30, 2004, the accumulated benefit obligation related to the Company’s pension plans was approximately $244 million. The Company contributed $10.5 million to the plans in fiscal 2004, $8.9 million in 2003 and $12.6 million in 2002. Contributions to be made during fiscal 2005 are currently estimated to be within a range of $6 million to $8 million. Funding requirements applicable to fiscal 2006 and subsequent years will be determined, in part, after consideration of fair market value of plan assets at the end of fiscal 2005 and the appropriate discount rate; however, it is not anticipated that funding requirements in 2006 will be significantly different than that experienced over the past several years.

Pension expense for the Company’s plans reflected in the accompanying financial statements, including amounts applicable to the non-qualified supplemental pension plan, was $6.6 million in 2004, $9.0 million in 2003 and $8.8 million in 2002. The principal assumptions to be utilized for 2005 in the determination of annual pension expense for financial reporting purposes are as follows:

Discount rate	5.75%
Return on plan assets	8.75%
Rate of compensation increase	4.00%

In determining the discount rate, the Company utilizes the yield on high quality fixed income investments, principally those representing the AA bond rating which approximates the average duration of the pension obligations. The asset return assumption takes into consideration historical and expected long term returns based upon the weighted allocation of equities, fixed income and other asset components comprising the plan’s assets at November 30, 2004. The rate of compensation increase considers both historical and anticipated rates of future salary and other contingent compensation. The following illustrates the sensitivity to a one quarter percent (.25%) change in assumptions on annual pension expense based upon the most recent available actuarial valuation during 2004 and asset levels at November 30, 2004 (in millions):

Discount rate	$.7
Return on plan assets	.5
Rate of compensation increase	.2

Other Balance Sheet Components Impacting Liquidity. During 2004, the principal working capital components (i.e., receivables and inventories net of accounts payable and accrued expenses) had a small year over year aggregate increase following a small increase in requirements during 2003 compared to 2002. At November 30, 2004, net accounts receivable of $119.0 million increased $1.3 million or 1% from November 30, 2003. Inventories at November 30, 2004 were $130.1 million compared to $124.0 million at November 30, 2003 and $115.2 million at November 30, 2002. The increase at each year end compared to the prior year was principally attributable to the earlier production or receipt of goods relating to anticipated shipments in the following season.

Deferred income taxes at November 30, 2004 aggregated $56.0 million compared to $68.2 million at November 30, 2003. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires, among other things, (1) the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, (2) a periodic evaluation of the likelihood that the deferred tax assets are realizable and (3) the establishment of a valuation allowance to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards and its deferred tax assets will be fully realized and a tax valuation allowance is not required. Approximately $34 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 2004, the Company had approximately $119 million of federal tax operating loss carryforwards available to offset future taxable income. Approximately $98 million of the $119 million of available operating loss carryforwards expire over the 2007-2009 periods, $2 million expiring in 2010 and the remainder expiring through 2022. The American Jobs Creation Act of 2004 is not expected to have a significant future impact on the Company’s determination of taxable income, effective tax rate, or utilization of tax operating loss carryforwards.

At November 30, 2004, net properties of $27.6 million decreased by $1.7 million, as capital additions were more than offset by depreciation expense. Capital additions were $4.2 million in 2004 compared to $2.6 million in 2003 and $3.4 million in 2002. Capital additions for 2005 are anticipated to be in the $5 million to $7 million range related to both owned manufacturing facilities, including costs related to upgrading the Company’s facility in Rochester, New York, and additional Bobby Jones stores. Covenants under existing lending arrangements are not restricting capital additions otherwise being considered by the Company. Depreciation expense was $5.6 million in 2004, $5.9 million in 2003 and $6.3 million in 2002.

Shareholders’ equity of $221.8 million at November 30, 2004 represented $6.16 book value per share compared to $5.49 book value per share at November 30, 2003. The $29.3 million equity increase during 2004 reflected the net earnings for the year, proceeds from the exercise of stock options, ongoing equity sales to employee benefit plans and the reduction of the minimum liability related to the Company’s pension plan. Dividends have not been paid since 1991.

Critical Accounting Policies

The information provided below describing critical accounting policies is pursuant to Securities and Exchange Commission Financial Reporting Release No. 60 directing registrants to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements.

The Company’s significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management with due consideration given to materiality. Accordingly, actual results could differ from those estimates. The Company has discussed its critical accounting policies with the Audit and Finance Committee of the Board of Directors. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

•	Receivables, net of allowances—At November 30, 2004, accounts receivable, net of allowances, were $119.0 million. Net receivables were determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the current economic environment. Amounts associated with potential return of products as well as customer chargebacks, net of expected recoveries, are reflected in net accounts receivable. These types of allowances are reflected as a reduction of sales upon the determination that such allowances are reasonably estimatible and probable. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations, including those to the Company, could be adversely affected by declining sales of apparel at retail resulting from such factors as contraction in the economy or a general decline in consumer spending. The potential additional allowance that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross receivables was necessary, an additional provision of $1.4 million would result, which would reduce total assets at November 30, 2004 by approximately .3% and earnings before income taxes by approximately 5%.

•	Inventory valuation—At November 30, 2004, inventories were $130.1 million, and reflected the LIFO valuation method for certain work-in-process and finished goods, as well as reductions from cost when required in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus inventories. Additional downward valuation adjustments could be required should the current economic climate significantly worsen, resulting in retailers being unwilling to accept deliveries of advance orders placed (or the Company electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), or if a significant contraction were to occur in demand for the Company’s “in-stock” replenishment business for selected product categories. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. The potential additional reserve that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross inventories was necessary, an additional provision of $1.7 million would result, which would reduce total assets at November 30, 2004 by approximately .4% and earnings before income taxes by approximately 6%.

•	Deferred tax assets—At November 30, 2004, the accompanying Consolidated Balance Sheet reflected $56.0 million of deferred tax assets, a majority of which related to expected utilization of available tax operating loss carryforwards. As described in the Notes to Consolidated Financial Statements, the Company had approximately $119 million of federal tax operating loss carryforwards available to offset future taxable income, of which approximately $98 million expire in the 2007-2009 period and $2 million will expire in 2010. In general, such carryforwards must be utilized within 15 years of incurring the net operating loss (within 20 years with respect to the tax loss incurred in 2001). At November 30, 2004, the Company concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards and no tax valuation allowance was required. A tax valuation reserve could be required in whole or in part in the future should the Company’s actual earnings or prospective earnings decrease the likelihood that sufficient taxable earnings will be generated to fully utilize the available carryforwards. Fully utilizing the $98 million available operating loss carryforwards expiring by the end of fiscal 2009 would require average annual taxable earnings of approximately $19.6 million over the 2005-2009 period.

•	Goodwill and other intangible assets—Goodwill represents the excess of the purchase price paid over the value of net tangible assets of businesses acquired. Effective December 1, 2001, goodwill and other indefinite-lived intangible assets are not being amortized, but instead are tested for impairment on an annual basis or more frequently if impairment indications arise. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and earnings in the future, discounted by the Company’s weighted average cost of capital. Impairment tests were performed by the Company in the second quarter of 2004 and this evaluation indicated that no goodwill impairment adjustment was required. Approximately $22.6 million of the aggregate goodwill of $24.1 million at November 30, 2004 relates to the acquisition of Consolidated Apparel Group (“CAG”). Aggregate goodwill increased $.9 million during the year attributable to the additional contingent consideration earned by the seller of CAG. Pursuant to a November 2004 amendment to the purchase agreement, there will be no additional contingent consideration which can be earned subsequent to November 30, 2004. As described in the Notes to Consolidated Financial Statements, the Company has allocated the purchase price of the July 2004 Misook acquisition to the assets acquired and liabilities assumed at estimated fair values considering a number of factors and included the use of an independent appraisal. The fair value allocated to the tradename, which was deemed to have an indefinite life and which is not being amortized, was $28.4 million. The tradename was valued using an income approach considering the relief from royalty and excess earnings methodologies. The estimated remaining useful life was determined to be indefinite based on the current expectation to continue to use and promote the tradename indefinitely and the lack of any legal or economic constraint associated with the tradename.

Should the operations of the businesses with which goodwill or indefinite life intangible is associated incur significant declines in profitability and cash flow in future years, some or all of the recorded goodwill or intangibles could be subject to impairment. Based on achieving historical operating margins, if the current estimate of revenues used in the cash flow projections for CAG declined by 20% to 25% or the assumed cost of capital was increased by approximately 100 basis points, an impairment of goodwill for CAG could be required. The value assigned to the Misook tradename could be subject to possible impairment to the extent that the Misook brand was to experience significant future declines in demand resulting from such factors as consumer spending for apparel and retailers expectations of future apparel product sales.

•	Revenue recognition—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. As noted previously, amounts associated with the potential return of products and customer chargebacks (net of expected recoveries) are reflected as a reduction of sales and accounts receivable upon the determination that such allowances are reasonably estimable and probable. Shipping and handling revenues are included in revenues while the actual costs are reflected in cost of sales. Sales taxes, if any, are excluded from revenues.

•	Self-insurance accruals—The Company retains certain of the financial risk for insuring workers’ compensation and certain non-union employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals, based upon such factors as recent experience of ongoing claims, new claims initiated and claims settled during the period. The amount of future payments to be made for workers compensation and employee group health claims cannot be quantified with precision. If it were necessary to increase the respective accruals by 1% resulting in an additional charge of $.1 million, total liabilities would increase by approximately .1% and earnings before income taxes would have been reduced by approximately .5%.

Recent Accounting Pronouncements

In fiscal 2004, the Company adopted Financial Accounting Standards Board FIN 46 “Consolidation of Variable Interest Entities—An Interpretation of APB No. 51”. As the Company does not have an interest in any VIEs, adoption of this statement has had no effect on the Company’s reported financial position, results of operations, cash flows or financial statement disclosures.

As of March 1, 2004, the Company adopted the disclosure requirements of Financial Accounting Standards Board No. 132 (Revised 2003)—“Employers’ Disclosures about Pensions and Other Postretirement Benefits”.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment”, which requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of the Company’s fourth quarter of fiscal 2005. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2005, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be in the range of $.03 to $.04.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. FAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. FAS 151 is effective for the Company’s fiscal year beginning December 1, 2005. The Company does not anticipate that implementation of this statement will have a material impact on its financial condition, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29”. FAS 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 is effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company’s third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the Company does not anticipate that implementation of this statement will have an impairment on its financial conditions, results of operations or cash flows.

Outlook

The improving economy and stock market recovery during the second half of fiscal 2004 are positive indicators for 2005, although consumer spending for apparel in the department store channel continues to be lackluster. Based on current conditions, the Company expects a fiscal 2005 revenue increase in the low to mid single digits. In the Men’s Apparel Group, a small increase in tailored clothing product categories from the introduction of new licensing programs is expected to be partially offset by the non-renewal of a license which generated approximately $14 million of revenues during 2004; sportswear product lines are anticipated to be about even with last year, as increases at the higher price points, from expected growth in the Bobby Jones and Ted Baker lines, will likely be mitigated by a realignment of moderate priced sportswear focused on more nationally recognized brands such as Pierre Cardin. The Women’s Apparel Group revenues, which represented approximately 14% of total sales in 2004, are anticipated to increase in the range of 25% to 30%, principally from the incremental impact of Misook for the full year, partially offset by the conclusion during 2004 of a one year private label program.

Operating margins are expected to improve on the higher sales due to both product mix and the administrative structure currently in place. Debt reduction is also anticipated, excluding acquisitions, which should result in lower interest expense even though short-term rates are expected to increase during 2005. The January 2005 extension of the Company’s $200 million senior credit facility to February 2009 with an option to February 2010 provides additional flexibility for the Company to implement its operating strategies. Net earnings are anticipated to increase in the 30%—40% range for the full year over 2004’s $15.9 million or $.44 per diluted share, with increases expected to commence in the second quarter of fiscal 2005.

The Company’s longer term objectives are to increase revenues and continue pre-tax margin improvements, with growth realized from a combination of both internal revenue growth and from acquisitions. The Company continues to pursue prudent acquisitions which can produce positive cash flows, are accretive to earnings in the near to mid-term, and which do not create excessive debt leverage.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks, primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2004, the Company had entered into foreign exchange contracts, aggregating approximately $3.5 million principally attributable to approximately 2.3 million Canadian dollars related to anticipated U.S. dollar collections by the Company’s Canadian business in the next six months and approximately 189 million Japanese yen primarily related to anticipated licensing revenues to be received in the next nine months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.7 million based on borrowings under the Credit Facility at November 30, 2004. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company’s customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods of 2003 and 2004. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2004 with the largest customer representing approximately 23% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial conditions and results of operations.

Item 8—Financial Statements and Supplementary Data

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm on Financial Statements	24

Consolidated Statement of Earnings for each the three years ended November 30, 2004	25

Consolidated Balance Sheet at November 30, 2004 and 2003	26

Consolidated Statement of Cash Flows for each of the three years ended November 30, 2004	27

Consolidated Statement of Shareholders’ Equity for each of the three years ended November 30, 2004	28

Notes to Consolidated Financial Statements	29

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-1

Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:

Quarterly Financial Summary (unaudited)	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Shareholders and Board

of Directors of Hartmarx Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Hartmarx Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 14, 2005

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(000’s Omitted)

	Fiscal Year Ended November 30,
	2004	2003	2002
Net sales	$586,413	$561,849	$570,300
Licensing and other income	2,445	1,898	2,723

	588,858	563,747	573,023

Cost of goods sold	396,272	392,350	405,822
Selling, general and administrative expenses	160,207	148,788	150,201
Restructuring charge	—	—	366
Settlement proceeds re: termination of systems project	—	—	(4,500)

	556,479	541,138	551,889

Operating earnings	32,379	22,609	21,134
Interest expense	6,474	7,429	15,509
Refinancing expense	—	795	4,202

Earnings before taxes	25,905	14,385	1,423
Tax provision	(10,040)	(5,680)	(557)

Net earnings	$15,865	$8,705	$866

Earnings per share:
Basic	$.45	$.26	$.03

Diluted	$.44	$.25	$.03

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED BALANCE SHEET

(000’s Omitted)

	November 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,356	$2,964
Accounts receivable, less allowance for doubtful accounts of $6,735 in 2004 and $10,604 in 2003	119,033	117,778
Inventories	130,139	124,010
Prepaid expenses	6,843	4,987
Deferred income taxes	21,783	14,521

Total current assets	280,154	264,260

GOODWILL	24,131	23,165

INTANGIBLE ASSETS	35,594	622

DEFERRED INCOME TAXES	34,167	53,636

OTHER ASSETS	7,441	7,498

INTANGIBLE PENSION ASSET	39,411	42,860

PROPERTIES
Land	1,908	1,980
Buildings and building improvements	35,749	36,350
Furniture, fixtures and equipment	102,733	104,321
Leasehold improvements	24,664	25,273

	165,054	167,924
Accumulated depreciation and amortization	(137,411)	(138,601)

Net properties	27,643	29,323

TOTAL ASSETS	$448,541	$421,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$25,679	$15,628
Accounts payable	42,533	36,340
Accrued payrolls	13,734	11,546
Other accrued expenses	16,638	17,314

Total current liabilities	98,584	80,828

NON-CURRENT LIABILITIES	25,402	13,142

LONG-TERM DEBT	76,353	88,776

ACCRUED PENSION LIABILITY	26,416	46,167

SHAREHOLDERS’ EQUITY
Preferred shares, $1 par value; 2,500,000 authorized and unissued	—	—
Common shares, $2.50 par value; 75,000,000 shares authorized; 36,023,846 shares issued at November 30, 2004 and 36,996,314 shares issued at November 30, 2003.	90,060	92,491
Capital surplus	63,784	65,642
Retained earnings	71,140	55,275
Unearned employee benefits	(1,332)	(1,303)
Common shares in treasury, at cost, 41,204 at November 30, 2004 and 1,916,681 at November 30, 2003.	(344)	(8,454)
Accumulated other comprehensive income (loss)	(1,522)	(11,200)

Total shareholders’ equity	221,786	192,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$448,541	$421,364

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(000’s Omitted)

	Fiscal Year Ended November 30,
	2004	2003	2002
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
Net earnings	$15,865	$8,705	$866
Reconciling items to adjust net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,559	5,870	6,291
Amortization of debt discount	—	135	2,090
Amortization of long-lived assets	3,034	2,065	3,828
Amortization of unearned employee benefits	1,413	817	1,749
Tax effect of option exercises and vesting of restricted stock awards	1,591	—	—
Non-cash charge re: refinancing expense	—	795	2,335
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	5,460	8,443	13,942
Inventories	(4,974)	(8,835)	35,219
Prepaid expenses	(1,464)	1,098	(2,781)
Other assets	(4,030)	633	(7,853)
Accounts payable, accrued expenses and non-current liabilities	6,706	(7,930)	769
Taxes and deferred taxes on earnings	7,743	3,272	1,500

Net cash provided by operating activities	36,903	15,068	57,955

Cash Flows from investing activities:
Capital expenditures	(4,180)	(2,566)	(3,351)
Payments made re: acquisitions	(34,008)	(1,664)	(2,156)
Cash proceeds from sale of assets	—	185	2,016

Net cash used in investing activities	(38,188)	(4,045)	(3,491)

Cash Flows from financing activities:
Borrowings (payments) under new Credit Facility	(1,744)	(8,807)	77,480
Payments under previous Credit Facility	—	—	(84,976)
Payment of 12.5% Senior Unsecured Notes	—	(10,341)	(14,980)
Payment of 10.875% Senior Subordinated Notes, in connection with note exchange	—	—	(9,404)
Payment of term loan	—	—	(15,000)
Payment of other debt	(628)	(583)	(542)
Financing fees and expenses for new Credit Facility	—	—	(2,967)
Change in checks drawn in excess of bank balances	(1,174)	3,011	—
Proceeds from exercise of stock options	2,937	365	62
Other equity transactions	1,286	1,442	1,162

Net cash provided by (used in) financing activities	677	(14,913)	(49,165)

Net increase (decrease) in cash and cash equivalents	(608)	(3,890)	5,299
Cash and cash equivalents at beginning of year	2,964	6,854	1,555

Cash and cash equivalents at end of year	$2,356	$2,964	$6,854

Supplemental cash flow information
Net cash paid during the year for:
Interest	$5,849	$7,149	$13,285
Income taxes	290	2,793	638

Non-cash financing transactions:

In January 2002, pursuant to the January 16, 2002 exchange of the Company’s 12.5% senior unsecured notes, cash and stock for the maturing 10.875% senior subordinated notes, the Company exchanged $25,321,000 in debt and issued 2,949,495 shares of treasury stock.

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(000’s Omitted)

	Common Stock		Capital Surplus	Retained Earnings	Unearned Employee Benefits	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)
	Shares	Per Value				Shares	Amount
Balance at November 30, 2001	36,280,064	$90,700	$80,236	$45,704	$(3,931)	6,076,646	$(26,801)	$(30)
Net earnings for the year				866					$866
Shares issued, primarily to employee benefit plans			(1,641)			(604,868)	2,668
Shares issued re: note exchange			(9,025)			(2,949,495)	13,007
Long-term incentive plan awards, net of forfeitures	534,000	1,335			(1,335)
Allocation of unearned employee benefits			(1,896)		2,736
Stock options exercised and vesting of restricted stock awards	(13,500)	(34)	(14)			(24,966)	110
Additional minimum pension liability								(14,015)	(14,015)
Change in fair value of foreign exchange contracts								8	8
Foreign currency translation adjustment								(77)	(77)

Balance at November 30, 2002	36,800,564	92,001	67,660	46,570	(2,530)	2,497,317	(11,016)	(14,114)	$(13,218)

Net earnings for the year				8,705					$8,705
Shares issued, primarily to employee benefit plans			(958)			(466,451)	2,057
Long-term incentive plan awards, net of forfeitures	195,750	490	121		(631)
Allocation of unearned employee benefits			(1,041)		1,858
Stock options exercised and vesting of restricted stock awards			(140)			(114,185)	505
Adjustment to minimum pension liability								2,280	2,280
Change in fair value of foreign exchange contracts								271	271
Foreign currency translation adjustment								363	363

Balance at November 30, 2003	36,996,314	92,491	65,642	55,275	(1,303)	1,916,681	(8,454)	(11,200)	$11,619

Net earnings for the year				15,865					$15,865
Shares issued, primarily to employee benefit plans	30,563	76	156			(232,132)	1,138
Long-term incentive plan awards, net of forfeitures	186,500	466	900		(1,442)
Allocation of unearned employee benefits					1,413
Stock options exercised	140,969	353	(1,573)			(846,016)	4,157
Vesting of restricted stock awards	(1,330,500)	(3,326)	(2,932)			(1,330,500)	6,258
Share withholdings on restricted stock awards						533,171	(3,443)
Tax effect of option exercises and vesting of restricted stock awards			1,591
Adjustment to minimum pension liability								8,310	8,310
Change in fair value of foreign exchange contracts								(126)	(126)
Foreign currency translation adjustment								1,494	1,494

Balance at November 30, 2004	36,023,846	$90,060	$63,784	$71,140	$(1,332)	41,204	$(344)	$(1,522)	$25,543

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Principal Business Activity—Hartmarx Corporation and its subsidiaries (“the Company”) operate exclusively in the apparel business. The Company is responsible for the design, manufacture and sourcing of its apparel brands, both owned and under license, across a wide variety of fashion directions, price points and distribution channels. Its men’s tailored clothing and slacks are manufactured in Company operated facilities located in the United States and Canada, as well as at numerous independent contractors located principally outside of the United States. Some of its dress furnishings are produced at a Company-operated facility in Canada. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men’s and women’s sportswear, as well as women’s career apparel, designer knitwear and sportswear in accordance with Company specifications and production schedules.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates—The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Significant estimates which are incorporated in the accompanying consolidated financial statements include allowances pertaining to receivables, net realizable value of inventories, realization of deferred tax assets, impairment of goodwill and intangible assets, and the determination of discount rates and other assumptions associated with various employee benefit expenses and obligations. Actual results could differ from those estimates.

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

Long-term debt—The market value of debt at November 30, 2004, of which a major portion is variable rate debt, approximates its carrying value of $102.0 million, based on the terms, interest rates and maturities currently available for similar debt instruments.

Foreign exchange contracts—The amounts reported are estimated using quoted market prices for similar instruments.

Cash and Cash Equivalents—The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Checks drawn in excess of bank balances are included as a component of accounts payable.

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount, do not bear interest and are net of anticipated returns, allowances and discounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. The allowance for doubtful accounts is reviewed regularly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility; other balances are considered on a pooled basis considering the agings of balances. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company’s customers.

Inventories—Inventories are stated at the lower of cost or market. At November 30, 2004 and 2003, approximately 45% and 48%, respectively, of the Company’s total inventories are valued using the last-in, first-out (LIFO) method representing certain work in process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.

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

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, are performed during the second quarter. Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the Consolidated Statement of Earnings. Aggregate goodwill was $24.1 and $23.2 million at November 30, 2004 and 2003, respectively. The increase reflected the additional consideration earned during fiscal 2004 by the former owners of Consolidated Apparel Group pursuant to the purchase agreement. This additional consideration was paid in cash in February 2005. Pursuant to a November 2004 amendment to the purchase agreement, there will be no additional contingent consideration which can be earned subsequent to November 30, 2004.

The estimated lives and the method of amortization for the components of intangible assets are as follows:

Intangible Asset	Life	Amortization Method
Tradename	Indefinite	Not amortized

Customer relationships	10 years	Estimated weighted cash flows over life

Covenant not to compete	4 years	Estimated weighted cash flows over life

Supply agreement	5 years	Straight line over life

License rights	Initial term of license agreement, usually 5 years or less	Straight line over life

Financing costs	Term of financing agreement	Straight line over life

Intangible assets, net of accumulated amortization aggregated $35.6 million and $.6 million at November 30, 2004 and 2003, respectively. Accumulated amortization was $4.3 million and $3.1 million at November 30, 2004 and 2003, respectively. Amortization expense of intangible assets was $1.2 million in 2004, $.8 million in 2003 and $.7 million in 2002.

The amount allocated to Tradename at November 30, 2004 was $28.4 million and relates to the Misook acquisition in July 2004 and will be tested for impairment on an annual basis, or more frequently if impairment indicators arise. Impairment tests will be performed at the same time as the impairment tests for Goodwill are performed. The intangibles related to customer relationships, covenant not to compete and supply agreement are also attributable to the Misook acquisition and aggregated $7.8 million as of the July 2004 acquisition date and $6.9 million at November 30, 2004.

Deferred financing costs, net of accumulated amortization, related to the Company’s borrowing agreements in effect at November 30, 2004 and 2003, aggregated $1.8 million and $2.7 million, respectively. These costs are amortized over the term of the financing agreement. Accumulated amortization was $2.5 million and $1.6 million at November 30, 2004 and 2003, respectively. Amortization expense of deferred financing costs related to the Company’s current borrowing arrangements was $.9 million in 2004, $1.0 million in 2003 and $.8 million in 2002.

The approximate amortization of intangible assets and deferred financing fees over the next five years is as follows: $2.2 million in 2005, $1.8 million in 2006, $1.6 million in 2007, $1.5 million in 2008 and $.9 million in 2009.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of—If facts and circumstances indicate that the cost of fixed assets or other assets, including amortizable intangible assets, may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Income Taxes—Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. Shipping and handling revenues are included in revenues while the actual costs are reflected in cost of sales. Sales taxes, if any, are excluded from revenues. Income from licensing arrangements, which is reflected in the Licensing and Other Income caption in the accompanying Consolidated Statement of Earnings, is recorded when received as minimum royalties are normally received in the period to which they relate and amounts due for excess royalties are not reasonably estimatible prior to the receipt of the reports from the licensees as provided for under the various licensing agreements. Co-op advertising is included as a component of Selling, General and Administrative Expenses.

Advertising Costs—Advertising expenditures, including co-op advertising, relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $22.8 million in 2004, $20.3 million in 2003 and $21.6 million in 2002 are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statement of Earnings. Prepaid expenses at November 30, 2004 include deferred advertising costs of $1.6 million ($1.6 million at November 30, 2003), which will be reflected as an expense during the quarterly period benefitted. Included in these amounts are $.9 million at November 30, 2004 and $1.2 million at November 30, 2003 relating to direct response advertising associated with catalog operations.

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

Self-Insurance Accruals—The Company retains certain financial risks for insuring a portion of its worker’s compensation and certain non-union employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related accruals are reviewed and updated at regular intervals. Stop loss coverage for an individual worker’s compensation claim takes effect upon the claim exceeding $250,000. The individual lifetime limit for claims under the group medical plan is $1 million. These limits are taken into consideration in determining the respective accruals for group medical insurance and workers compensation.

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

Concentrations of Credit Risk and Financial Instruments—Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, value-oriented retailers, catalogs and through electronic commerce channels. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. While concentrations of credit risk with respect to trade accounts receivable are somewhat mitigated due to the large number and diversity of customers comprising the Company’s customer base, the Company’s ten largest customers represented approximately 55%, 56% and 54% of consolidated sales in 2004, 2003 and 2002, respectively. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

Sales to one customer exceeded 10% of consolidated revenues and represented approximately 23%, 26% and 21% of sales in 2004, 2003 and 2002, respectively. Accounts receivable from the largest customer represented approximately 13% and 18% of the Company’s gross accounts receivable at November 30, 2004 and 2003, respectively.

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks associated with purchase obligations or anticipated receipts of licensing income denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2004, the Company had entered into foreign exchange contracts aggregating approximately $3.5 million ($5.1 million at November 30, 2003), primarily attributable to approximately 2.3 million Canadian dollars related to anticipated U.S. dollar collections by the Company’s Canadian business in the next six months and 189 million Japanese yen, primarily related to anticipated licensing revenues to be received in the next nine months. Unrealized gain or loss associated with changes in market value of the underlying outstanding foreign exchange contracts are reflected in other comprehensive income (loss).

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

Shipping and Handling Income and Expense—Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes, where applicable, the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs and certain other costs of the distribution network. The warehousing, picking and packing of finished products totaled $18.9 million in 2004, $19.0 million in 2003 and $17.7 million in 2002 and are included as a component of Selling, General and Administrative Expenses.

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

	Year Ended November 30,
	2004	2003	2002
Basic	34,927	33,269	32,326
Dilutive effect of:
Stock options and awards	867	277	86
Restricted stock awards	492	1,099	751

Diluted	36,286	34,645	33,163

For the years ended November 30, 2004, 2003 and 2002, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share, as the average price of the Company’s common stock was below the grant or award price for the respective year (000’s omitted):

	Year Ended November 30,
	2004	2003	2002
Anti-dilutive:
Stock options	28	1,006	2,824
Restricted stock awards	198	—	—

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

	2004	2003	2002
Net earnings, as reported	$15.9	$8.7	$0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effect.	(0.6)	(0.5)	(0.6)

Pro forma net earnings	$15.3	$8.2	$0.3

Earnings per share:
Basic—as reported	$.45	$.26	$.03

pro forma	$.44	$.24	$.01

Diluted—as reported	$.44	$.25	$.03

pro forma	$.42	$.24	$.01

The weighted average fair value of options granted was estimated to be $2.81, $1.50 and $.87 in 2004, 2003 and 2002, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	4.0%	4.0%	5.3%
Expected life (in years)	6	7	7
Expected volatility	56%	53%	49%
Expected dividend yield	—	—	—

The fair value of each option granted in the respective period was estimated at the date of grant using the Black-Sholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Recent Accounting Pronouncements

As of December 1, 2003, the Company adopted Financial Accounting Standards Board FIN 46 “Consolidation of Variable Interest Entities, An Interpretation of APB No. 51”. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the Board deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for VIEs created before February 1, 2003. As the Company does not have an interest in any VIEs, adoption of this statement has had no effect on the Company’s reported financial condition, results of operations, cash flows or financial statement disclosures.

As of March 1, 2004, the Company adopted the disclosure requirements of the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003)—“Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS 132 (Revised) retains the disclosures required by FAS 132 and requires additional disclosures relating to types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods of defined benefit pension plans and other defined benefit postretirement plans.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment”, which requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of the Company’s fourth quarter of fiscal 2005. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2005, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be in the range of $.03 to $.04.

In December 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. FAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. FAS 151 is effective for the Company’s fiscal year beginning December 1, 2005. The Company does not anticipate that implementation of this statement will have a material impact on its financial condition, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29”. FAS 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 is effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company’s third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the Company does not anticipate that implementation of this statement will have an impairment on its financial conditions, results of operations or cash flows.

Acquisitions

On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. (“Misook”), a designer and marketer of upscale women’s knit products sold through leading specialty and department stores. The acquisition of Misook is expected to provide for strategic growth opportunities in womenswear and further diversification of product categories.

The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration will be due if Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. The additional consideration applicable to the four months ending November 30, 2004 was approximately $1.2 million, payable during the first quarter of fiscal 2005. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid applicable to the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.

If the Misook business is sold within five years of the acquisition date (“Sale Transaction”), the purchase agreement provides, at the option of the seller, for a lump sum payment covering the remaining earnout period based on the average annual contingent consideration earned prior to the date of the Sale Transaction.

The Misook acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of Misook are included in the consolidated financial statements from the acquisition date. Misook’s results of operations and assets are included in the Women’s Apparel Group segment.

The Company has allocated the purchase price to the Misook assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the use of an independent appraisal. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller”, in accordance with SFAS No. 141 (“Business Combinations”). Any contingent consideration payable in the future will be first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter to goodwill. This allocation is subject to revision; subsequent revisions, if any, are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000’s omitted):

Cash consideration ($32,125 paid at closing; $491 paid in October)	$32,616
Direct acquisition costs	235

Total purchase price	$32,851

Allocation of purchase price:
Accounts receivable	$6,715
Inventories	1,155
Other current assets	392
Intangible assets	36,150
Deferred taxes (related to minimum pension liability)	568
Property, plant and equipment	58
Other assets	48
Current liabilities	(428)
Estimated amount due seller	(10,455)
Minimum pension liability	(1,352)

Total purchase price	$32,851

Of the amount shown above as estimated amount due seller, $1,203 is included in accounts payable in the accompanying Consolidated Balance Sheet and the remainder is included in non-current liabilities.

The components of the Intangible Assets listed in the above table as of the acquisition date utilized an independent third party appraisal and are as follows (000’s omitted):

	Amount	Life
Tradename	$28,400	Indefinite
Customer relationships	3,000	10 years
Supply agreement	4,400	5 years
Covenant not to compete	350	4 years

	$36,150

The tradename was deemed to have an indefinite life and, accordingly, is not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”). The customer relationships and covenant not to compete are being amortized based on estimated weighted cash flows over their life. The supply agreement is being amortized on a straight line basis over the life of the agreement.

The Misook acquisition was financed utilizing borrowing availability under the Company’s Credit Facility.

The following unaudited pro forma information is provided for the acquisition assuming it occurred as of December 1, 2001 (in millions, except per share amounts):

	Year Ended November 30,
	2004	2003	2002
Net sales	$612.2	$600.5	$612.5
Net earnings before taxes	35.6	25.3	14.2
Net earnings	21.8	15.3	8.6
Net earnings per share:
Basic	.62	.46	.27
Diluted	.60	.44	.26

The pro forma amounts above reflect interest on the purchase price, assuming the acquisition occurred as of December 1, 2001, with interest calculated at the Company’s borrowing rate under its credit facility for the respective period. The pro forma net earnings above assumes an income tax provision at the Company’s consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2004, 2003 and 2002 fiscal years or of future operating performance.

Regarding the 2001 acquisition of the Consolidated Apparel Group, there will be no additional contingent consideration which can be earned by the former owners subsequent to November 30, 2004, pursuant to a November 2004 amendment to the purchase agreement.

Financing

At November 30, 2004 and 2003, long term debt comprised the following (000’s omitted):

	2004	2003
Borrowings under Credit Facility	$66,930	$68,674
Industrial development bonds	17,250	17,250
Mortgages and other debt	17,852	18,480

Total debt	102,032	104,404
Less—current	25,679	15,628

Long term debt	$76,353	$88,776

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

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”), replacing a $200 million facility scheduled to mature in June 2003. Among other things, the Credit Facility resulted in lower borrowing rates. All borrowings under the replaced facility, including a $15 million 10.25% term loan then outstanding, were repaid. This refinancing resulted in a fiscal 2002 third quarter pre-tax charge of $2.8 million, included in the Refinancing Expense caption in the accompanying Consolidated Statement of Earnings. On November 26, 2002, the Company retired $15 million face value of the then $25.3 million of outstanding New Notes issued in January 2002. This resulted in a fiscal 2002 fourth quarter pre-tax charge of $1.4 million, also included in Refinancing Expense in the Consolidated Statement of Earnings, related to the write off of unamortized debt discount and issue costs. On January 21, 2003, the Company retired the remaining $10.3 million face value of outstanding New Notes. This early retirement resulted in a fiscal 2003 first quarter pre-tax charge of $.8 million related to the write-off of the remaining unamortized debt discount and issue costs and is reflected in the Refinancing Expense caption in the accompanying Consolidated Statement of Earnings.

The Credit Facility had a three and one-half year term (i.e., through February 2006) with an additional one year renewal at the Company’s option (i.e., through February 2007), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 4.4% at November 30, 2004, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

Pursuant to an amendment dated on January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 28, 2010. Interest rates under the Facility continue to be based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The anticipated effect of the amendment on interest rates is to lower the Company’s interest rate spread by 75 basis points for LIBOR borrowings and 25 basis points for prime rate borrowings, considering the Company’s anticipated availability position during 2005.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2004 and as of November 30, 2004, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At November 30, 2004, the Company had approximately $22.6 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. During fiscal 2004, additional availability levels ranged from $35 million to $101 million. At November 30, 2004, additional borrowing availability under the Credit Facility was approximately $101 million.

Industrial development bonds (“IDBs”), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $5.8 million at November 30, 2004. Interest rates on the various borrowing agreements range from 7.25% to 8.5% (average of 7.4% at November 30, 2004 and 2003). Two IDBs totaling $15.5 million are callable by the Company at par effective as of July 1, 2003.

Mortgages and other debt includes $16.0 million principal amount of mortgages on two of its owned manufacturing facilities, which mature in 2011 and 2016. Also included in mortgages and other debt is the Company’s ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which interest is paid semi-annually and there is no collateral. Interest rates ranged from 7.5% to 8.5% per annum (average of 7.7% at November 30, 2004 and 2003).

Accrued interest, included in the Other Accrued Expenses caption in the accompanying Consolidated Balance Sheet, was $.7 million at November 30, 2004 and 2003.

The approximate required principal reductions during the next five fiscal years are as follows: $.7 million in 2005, $.7 million in 2006, $5.0 million in 2007, $.9 million in 2008 and $67.8 million in 2009.

Borrowings Under Principal Credit Facility

The following summarizes information concerning borrowings under the Company’s revolving credit facility in place during the applicable periods, all of which were variable rate borrowings (000’s omitted):

	2004	2003	2002
Outstanding at November 30	$66,930	$68,674	$77,480
Maximum month end balance during the year	108,424	128,558	97,466
Average amount outstanding during the year	73,876	89,570	79,800
Weighted daily average interest rate during the year	3.8%	3.8%	6.5%
Weighted average interest rate on borrowings at November 30	4.4%	3.5%	4.2%

Inventories

Inventories at each date consisted of (000’s omitted):

	November 30
	2004	2003
Raw materials	$37,560	$38,455
Work in process	7,674	7,168
Finished goods	84,905	78,387

	$130,139	$124,010

The excess of current cost over LIFO costs for inventories valued using LIFO was $25.5 million in 2004, $25.8 million in 2003 and $27.3 million at November 30, 2002. During 2002, certain inventory quantities valued under the LIFO method were reduced, resulting in a liquidation of LIFO quantities carried at lower costs prevailing in prior years. The effect of these liquidations increased net earnings by $.7 million in 2002.

Taxes on Earnings

The tax (provision) benefit is summarized as follows (000’s omitted):

	2004	2003	2002
Federal	$(250)	$(334)	$—
State and local	(1,562)	(565)	(180)
Foreign	(38)	(128)	(1,137)

Total current	(1,850)	(1,027)	(1,317)

Federal	(8,447)	(4,680)	760
Foreign	257	27	—

Total deferred	(8,190)	(4,653)	760

Total tax (provision) benefit	$(10,040)	$(5,680)	$(557)

Earnings (loss) before taxes applicable to the United States and foreign is summarized as follows (000’s omitted):

	2004	2003	2002
Earnings (loss) before taxes:
United States	$25,652	$13,764	$(1,039)
Foreign	253	621	2,462

	$25,905	$14,385	$1,423

The difference between the tax provision reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to earnings (loss) before taxes is summarized as follows (000’s omitted):

	2004	2003	2002
Tax (provision) benefit computed at statutory rate	$(8,808)	$(4,891)	$(484)
State and local taxes on earnings, net of federal tax benefit	(1,031)	(373)	(119)
Foreign	305	110	(300)
Other—net	(506)	(526)	346

Total tax (provision) benefit	$(10,040)	$(5,680)	$(557)

The significant components of the net deferred tax asset at November 30, 2004 and 2003 were as follows:

	November 30,
	2004	2003
Deferred Tax Assets:
Net operating loss carryforwards	$41,827	$46,168
AMT credit carryforwards	5,333	5,236
Employment-related liabilities	6,541	9,707
Inventory	4,578	2,771
Receivables	3,516	2,992
Pension	—	1,431
Other	6,398	7,028

Total deferred tax assets	68,193	75,333

Deferred Tax Liabilities:
Tax over book depreciation	(413)	(870)
Pension	(5,812)	—
Prepaids and other	(6,018)	(6,306)

Total deferred tax liabilities	(12,243)	(7,176)

Net deferred tax assets	$55,950	$68,157

Amounts recognized in Consolidated Balance Sheet:
Current	$21,783	$14,521
Non-current	34,167	53,636

	$55,950	$68,157

The Company has recorded a net deferred tax asset of $56.0 million and $68.2 million as of November 30, 2004 and 2003, respectively. There was no valuation allowance offsetting the deferred tax asset as the Company has concluded it is more likely than not that the deferred tax asset would be fully realized. The net tax asset recorded considers recent earnings history plus amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

Federal income taxes have not been provided on aggregate undistributed earnings of $6.0 million of the Company’s Canadian based foreign subsidiaries. The Company intends to permanently invest these earnings in its foreign operations.

At November 30, 2004, the Company had approximately $119 million of federal tax operating loss carryforwards available to offset future taxable income; in general, the substantial portion of such carryforwards must be utilized within fifteen years of incurring the net operating loss. The loss carryforwards for years prior to 2001 aggregate approximately $100 million of which $98 million expire in the 2007-2009 period and $2 million will expire in 2010. Fully utilizing the $98 million of available operating loss carryforwards expiring by the end of fiscal 2009 would require average annual earnings of approximately $19.6 million over the 2005-2009 period. The estimated $13 million of tax operating losses attributable to the fiscal year ended November 30, 2001 will be available for utilization through November 30, 2021 and the $6.5 million of tax operating losses attributable to the fiscal year ended November 30, 2002 will be available for utilization through November 30, 2022. AMT tax credit carryforwards of $5.3 million can be carried forward indefinitely.

The American Jobs Creation Act of 2004 is not expected to have a significant future impact on the Company’s determination of taxable income, effective tax rate, or utilization of tax operating loss carryforwards.

Commitments and Contingencies

The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

At November 30, 2004, total minimum rentals under noncancellable operating leases were as follows (000’s omitted):

Year	Amount
2005	$11,742
2006	11,859
2007	11,762
2008	11,612
2009	11,254
Thereafter	40,618

Total minimum rentals due	$98,847

Rental expense, including rentals under short term leases, aggregated $11.6 million, $12.4 million and $12.9 million in fiscal 2004, 2003 and 2002, respectively.

Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments.

At November 30, 2004, the Company had approximately $22.6 million of letters of credit outstanding relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating approximately $11.5 million with unrelated parties for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $2.2 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements.

The Company intends to implement a significant renovation of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, commencing in 2005, at an estimated cost of $7.5 million. In connection with this project, the Company has entered into agreements with various local and state governmental agencies, in which the various agencies will reimburse the Company for $5.0 million of the renovation costs in the form of participating grants. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

The Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the agreements currently in place, the Company has minimum obligations of approximately $17 million in 2005; $13 million in 2006, $9 million in 2007, $8 million in 2008, $2 million in 2009 and $1 million in 2010. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $1 million.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Additional cash purchase consideration will be due if Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid applicable to the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. The additional consideration applicable to the four months ending November 30, 2004 was approximately $1.2 million and has been accrued.

Employee Benefits

Pension Plans

The Company’s principal pension plan is a non-contributory defined benefit pension plan covering substantially all eligible U.S. non-union employees who have elected to participate in the plan and who participate in the Company’s defined contribution plan, as well as certain union employees who participate pursuant to the terms of collective bargaining agreements. Non-union employees hired subsequent to March 31, 2003 are not eligible to participate in the Company sponsored pension plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts per year of credited service. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was $205,000 for 2004, $200,000 for 2003 and $200,000 for 2002 and is subject to indexing increases in subsequent years. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis. The Company also sponsors non-contributory defined benefit pension plans for its non-union Canadian employees and for one of its subsidiaries.

The Company’s non-qualified supplemental pension plan, which covers certain U.S. employees, provides for incremental pension payments from the Company’s funds, so that total pension payments equal amounts that would have been payable from the Company’s principal pension plan but for limitations imposed by income tax regulations.

Company contributions to its pension plans are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. The Company contributed $9.9 million to its pension plans during fiscal 2004, $8.1 million during fiscal 2003 and $12.1 million during fiscal 2002. Also, the Company contributed $.6 million, $.8 million and $.5 million in 2004, 2003 and 2002, respectively, to trusts for two employees related to the non-qualified supplemental pension plan.

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three years ended November 30, 2004 were as follows (000’s omitted):

	2004	2003	2002
Service cost	$4,676	$4,454	$5,233
Interest cost	14,416	14,440	14,636
Expected return on plan assets	(15,883)	(13,819)	(14,312)
Recognized net actuarial (gain) loss	43	533	(128)
Net amortization	3,386	3,386	3,400

Net periodic pension expense	$6,638	$8,994	$8,829

The decrease in pension expense in 2004 from 2003 reflected the plan changes effective in 2003, previously described, and a higher expected return on plan assets due to a higher asset value compared to the prior year, partially offset by the effect of a lower interest rate utilized to calculate pension liabilities.

The following sets forth the information related to the change in the benefit obligation and change in plan assets for the Company’s defined benefit and non-qualified supplemental pension plans at November 30 (000’s omitted):

	November 30,
	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$241,514	$227,286
Service cost	4,676	4,454
Interest cost	14,416	14,440
Actuarial loss	12,437	4,054
Other changes in benefit obligation	—	5,020
Acquisition	2,805	—
Benefits paid	(16,907)	(13,740)

Benefit obligation at end of year	258,941	241,514

Change in Plan Assets
Fair value of plan assets at beginning of year	189,722	162,118
Employer contributions	10,541	8,881
Actual return on plan assets	38,994	29,379
Other changes in plan assets	—	3,084
Acquisition	1,453	—
Benefits paid	(16,907)	(13,740)

Fair value of plan assets at end of year	223,803	189,722

Funded status	(35,138)	(51,792)
Unrecognized net actuarial loss	14,764	25,462
Unrecognized prior service cost	39,031	42,418

Net amount recognized	$18,657	$16,088

Recorded as follows:
Accrued pension liability	$(26,416)	$(46,167)
Intangible pension asset	39,411	42,860
Deferred tax asset on accumulated other comprehensive loss	2,237	7,660
Accumulated other comprehensive loss	3,425	11,735

Net amount recognized	$18,657	$16,088

The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2004, 2003 and 2002 were $244 million, $230 million and $213 million, respectively. The accumulated benefit obligation represents the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	November 30,
	2004	2003
Projected benefit obligation	$259	$242
Accumulated benefit obligation	244	230
Fair value of plan assets	224	190

Additional information:

	November 30,
	2004	2003
Decrease in minimum liability included in other comprehensive income	$8,310	$2,280

The weighted-average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the three years ending November 30, 2004 were:

	2004	2003	2002
Net periodic benefit cost:
Discount rate	6.25%	6.75%	6.88%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.13%
Plan obligations:
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%

In determining the discount rate, the Company utilizes the yield on high-quality fixed-income investments, principally those representing the AA bond rating, which approximate the average duration of the pension obligations. Salary increase assumptions are based upon historical experience and anticipated future management actions. In determining the expected long-term rate of return on plan assets, the Company considers the investment allocation of plan assets along with the long-term return rates (both historical and anticipated) of equity, fixed-income and alternative investments as an indicator of future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets are factored into the determination of asset return assumptions.

The Company’s investment asset allocation ranges for each major asset class and the actual asset allocations at November 30, 2004 and 2003 by asset category are as follows:

		Plan Assets at November 30,
	Expected Range	2004	2003
Asset Category
Equity securities	65%-80%	77%	78%
Debt securities	15%-25%	12%	17%
Cash	2%- 5%	5%	2%
Real Estate/Other	5%-10%	6%	3%

Total		100%	100%

The Plans’ assets consist primarily of publicly traded common stocks and corporate debt instruments, or funds which invest in those securities. Venture capital funds and private equity funds, representing approximately 5% of plan assets at November 30, 2004 are included in the Real Estate/Other caption above. Plan assets attributable to the Company’s non-U.S. pension plan represent $4 million of the total $224 million of aggregate assets of the Company’s pension plans. The target asset allocation is generally at the midpoint of the expected range noted above. The actual asset allocation at any specific date may vary from the expected range due to market conditions and other factors, such as market appreciation in one asset category relative to the other asset categories. At November 30, 2004, plan assets included approximately 2.5 million shares of the Company’s common stock with a market value of approximately $20 million. The market related value of plan assets is determined using fair value as of each November 30.

The investment objectives for the pension plan assets (the Funds) are designed to generate returns that will enable the Funds to meet their future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan participants and salary inflation. The obligations are estimates developed by using actuarial assumptions, based on the current economic environment. This strategy balances the requirements to generate returns, using higher-returning assets such as equity securities, with the need to control risk in the Funds with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the plans becoming underfunded, thereby increasing their dependence on contributions from the Company. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks.

The Company makes periodic cash contributions to its defined benefit plans within the minimum and maximum amounts as prescribed for the jurisdictions in which the Company operates. During fiscal 2005, the Company expects to contribute within a range of $6 million to $8 million to its pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (000’s omitted):

Year	Amount
2005	$14,700
2006	14,800
2007	14,900
2008	15,700
2009	16,100
Years 2010 - 2014	90,000

The Company also participates with other companies in the apparel industry in making collectively-bargained payments to pension funds which are not administered by the Company. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the participating industry employers. Pension costs relating to multi-employer plans were approximately $.3 million in 2004, $.2 million in 2003 and $.3 million in 2002.

Savings Investment and Stock Ownership Plan

The Company offers a qualified defined contribution plan, the Hartmarx Savings Investment and Stock Ownership Plan (“SIPSOP”), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. SIPSOP is available to most non-union U.S. employees. Eligible participants in SIPSOP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Participation in SIPSOP is required to earn retirement benefits for eligible employees under the Company’s principal pension plan for employees hired prior to April 2003. An employer contribution is made based on the employee’s level of participation, and is invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Effective July 1, 2001, the employer contribution was increased to thirty-five percent from thirty percent of the first 6% of earnings contributed by the employee. Effective July 1, 2002, the employer contribution was increased to forty percent of the first 6% of earnings contributed by the employee. Effective July 1, 2003, the employer contribution was increased to forty-five percent of the first 6% of earnings contributed by the employee. Effective July 1, 2004, the employer contribution was increased to fifty percent of the first 6% of earnings contributed by the employee. The Company’s expense is based upon the cost and market value of shares allocated to employees’ accounts, and in 2003 and 2002 upon the principal and interest payments on the ESOP loan and the dividends, if any, on unallocated shares. The Company’s annual expense was $1.1 million in 2004, $.9 million in 2003 and $.8 million in 2002. The Company’s annual contributions were $1.1 million in 2004 and $2.0 million in 2003 and 2002, respectively. At November 30, 2004, the assets of SIPSOP funds had a market value of approximately $73 million, of which approximately $19 million was invested in 2,303,571 shares of the Company’s common stock.

Health Care Benefits

Certain of the Company’s subsidiaries make contributions to multi-employer union health and welfare funds pursuant to collective bargaining agreements. These payments are based upon wages paid to the Company’s active union employees. Health and insurance programs are also made available to non-union active employees and their eligible dependents. The Company does not sponsor health and insurance programs for its retired employees.

Stock Purchase Rights

On December 6, 1995, the Company’s Board of Directors approved a Stockholder Rights Agreement, which took effect immediately upon the expiration of the then existing Rights on January 31, 1996 (the “Rights Agreement”). A dividend of one Right per common share was distributed to stockholders of record January 31, 1996 and with common shares issued subsequently. This dividend distribution of the Rights was not taxable to the Company or its stockholders. On April 13, 2000, the Board of Directors approved an amendment and restatement of the Rights Agreement which, among other things, (i) added a fiduciary duty redemption provision imposing certain procedural requirements on a new board of directors that wishes to redeem the Rights, and (ii) permitted the purchase of additional shares of the Company’s common stock by certain persons, as defined and within the limits set forth in the Rights Agreement, without causing the Rights to distribute or become exercisable.

On September 25, 2003, the Board of Directors adopted an amendment to the Rights Agreement which provided that the Rights would expire at the earliest of (i) the close of business on January 31, 2006, (ii) the time at which the Rights are redeemed in accordance with the terms of the Rights Agreement or (iii) the close of business on the first Trading Day (as defined in the Rights Agreement) after the closing price of the Company’s common stock as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange (“NYSE”) or comparable national securities exchange, if not listed on the NYSE, exceeded the Book Value per Share (as defined below) for 60 consecutive calendar days. The term “Book Value per Share” means on any date the total shareholders’ equity of the Company as reported in the Company’s most recent periodic report filed with the SEC divided by the total number of shares of the Company’s common stock issued and outstanding stated in such report. Effective as of the close of business on June 15, 2004, all Rights issued to Company stockholders expired as a result of the reported closing price of the Company’s common stock exceeding the Book Value per Share, as defined, for 60 consecutive days.

Stock Option Plans and Restricted Stock

The Company has in effect the 1988 Stock Option Plan (“1988 Plan”), the 1995 Incentive Stock Plan (“1995 Plan”), the 1998 Incentive Stock Plan (“1998 Plan”) and the 2003 Incentive Stock Plan (“2003 Plan”) under which officers, key employees and directors (with respect to the 1988 Plan) may be granted options to purchase the Company’s common stock at prices equal to or exceeding the fair market value at the date of grant. Options granted under the 1988 Plan, 1995 Plan, 1998 Plan and 2003 Plan usually become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date; however, for participants employed by the Company for at least three years, all or any portion of the shares granted are exercisable beginning one year after the date of grant. No additional grants will be made under the 1988, 1995 and 1998 Plans. Following the stockholder adoption of the 2003 Incentive Stock Plan in April 2003, shares covered by grants or awards under the terms of the 1988, 1995 or 1998 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 2003 Plan and will be made available for grants under the 2003 Plan. Options granted under the 2003 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors.

The 1988, 1995, 1998 and 2003 Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder to receive a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998 and 2003 Plan may be paid in cash; the cash payment under the 1995 Plan, the 1998 Plan and the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights at November 30, 2004, 2003 or 2002. The 1995, 1998 and 2003 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

Information regarding employee stock option activity for the three years ended November 30, 2004 is as follows:

		Price Per Share
	Number of Shares	Range	Weighted Average
Balance at November 30, 2001	1,835,865	$2.50 to $8.09	$4.65
Granted	1,217,500	$2.50	$2.50
Expired or terminated	(552,709)	$2.50 to $8.09	$5.35

Balance at November 30, 2002	2,500,656	$2.50 to $8.09	$3.45
Granted	408,500	$2.64	$2.64
Exercised	(101,750)	$2.50 to $3.84	$2.55
Expired or terminated	(207,950)	$2.50 to $8.09	$5.09

Balance at November 30, 2003	2,599,456	$2.50 to $8.09	$3.23
Granted	372,000	$4.30 to $7.26	$4.38
Exercised	(959,250)	$2.50 to $5.94	$2.88
Expired or terminated	(87,506)	$2.50 to $8.09	$5.22

Balance at November 30, 2004	1,924,700	$2.50 to $8.09	$3.53

At November 30, 2004, 2,294,600 shares were reserved for options and restricted stock awards outstanding, and 1,476,683 shares were available for future stock options and/or restricted stock awards (1,890,727 shares available at November 30, 2003).

Information on exercisable employee stock options at each date is as follows:

Date	Options Exercisable	Average Price
November 30, 2004	1,515,660	$3.28
November 30, 2003	2,075,119	$3.27
November 30, 2002	1,194,627	$4.28

Information on employee stock options outstanding and exercisable at November 30, 2004 is as follows:

		Weighted Average
Range of Prices	Number Outstanding	Remaining Life in Years	Price	Number Exercisable	Weighted Average Price
$2.50 to $2.64	956,750	7.3	$2.54	948,292	$2.54
$3.28 to $4.53	662,700	7.2	4.07	322,950	3.83
$5.25 to $8.09	305,250	1.1	5.48	244,418	5.45

	1,924,700	6.3	$3.53	1,515,660	$3.28

On December 1, 2004, 335,336 options at a price of $4.30 become exercisable.

Information regarding long term incentive restricted stock plan awards pursuant to the 1995 Plan, 1998 Plan and 2003 Plan for the three years ended November 30, 2004 is as follows:

	Number of Shares	Price Per Share
		Average	Range
Balance November 30, 2001	808,000	$5.78	$2.50 to $8.09
Granted	534,000	$2.50	$2.50
Vested	(13,500)	$6.75	$5.53 to $8.09

Balance November 30, 2002	1,328,500	$4.45	$2.50 to $8.09
Granted	201,000	$3.14	$3.14
Cancelled	(5,250)	$4.00	$2.50 to $8.09

Balance November 30, 2003	1,524,250	$4.28	$2.50 to $8.09
Granted	201,500	$7.28	$7.28
Vested	(1,512,750)	$4.26	$2.50 to $8.09
Cancelled	(15,000)	$7.12	$5.53 to $8.09

Balance November 30, 2004	198,000	$7.28	$7.28

Of the 1,512,750 restricted shares vested during 2004, employees elected to utilize 533,171 of the vested shares to satisfy income tax withholding requirements.

The vesting threshold for restricted stock awards outstanding is as follows:

Number of Shares	Vesting Threshold	Latest Vesting Date
198,000	$11.00	August 4, 2009

All of the above outstanding awards vest at the earliest of five years from the date of grant, retirement at age 65, the Company’s stock price equaling or exceeding the vesting threshold price for thirty consecutive calendar days, as shown above, or as otherwise authorized by the Compensation and Stock Option Committee of the Board of Directors. Expense, which is being recognized over the vesting period of the awards, was $1.4 million in 2004, $.8 million in 2003 and $.8 million in 2002.

The 1995 Stock Plan for Non-Employee Directors (“Director Plan”) provides for possible annual grants of Director Stock Options (“DSO”) to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award (“DDSA”) equal to the number of DDSA units computed by dividing the director’s annual retainer by the market value of a share on the date of the annual meeting. DSOs and DDSAs were not awarded to non-employee directors during the three year period ended November 30, 2004. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company’s common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors’ respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 2004 is as follows:

	2004		2003		2002
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Balance beginning of year	217,988	$3.51	242,173	$3.47	262,768	$3.43
Exercised:
$1.00 Option	(6,666)	1.00	(5,834)	1.00	(7,368)	1.00
DDSA	(15,221)	—	(8,351)	—	(4,098)	—
Fair Market Value	(4,098)	4.88	—	—	—	—
Expired:
Fair Market Value	(20,103)	6.34	(10,000)	7.00	(9,129)	5.75

Balance end of year	171,900	$3.55	217,988	$3.51	242,173	$3.47

Balance at end of year consists of:
$1.00 Option	51,099	$1.00	57,765	$1.00	63,599	$1.00
DDSA	30,337	—	45,558	—	53,909	—
Fair Market Value	90,464	6.19	114,665	6.17	124,665	6.24

	171,900	$3.55	217,988	$3.51	242,173	$3.47

At November 30, 2004, 41,726 shares were available for future DSOs and DDSAs.

Restructuring Charges

The accompanying Consolidated Statement of Earnings for the twelve months ended November 30, 2002 reflects costs of $.9 million, primarily associated with closing one sewing facility during the second quarter of fiscal 2002 which affected approximately 150 production employees and supervisors, partially offset by $.5 million of favorable adjustments related to the prior year’s provision for estimated realizable fair value of fixed assets which were sold during 2002. The 2002 provision included insignificant adjustments to the amounts provided in 2001.

Settlement Proceeds

Fiscal 2002 results included $4.5 million cash received in 2002 in settlement of a legal action initiated by the Company during 1999 against the provider of an enterprise resource planning software. As part of the settlement agreement, all litigation against the software provider was terminated.

Other Comprehensive Income

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000’s omitted):

	Minimum Pension Liability	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance Nov. 30, 2001	$—	$(30)	$—	$(30)
Change in fiscal 2002	(14,015)	8	(77)	(14,084)

Balance Nov. 30, 2002	(14,015)	(22)	(77)	(14,114)
Change in fiscal 2003	2,280	271	363	2,914

Balance Nov. 30, 2003	(11,735)	249	286	(11,200)
Change in fiscal 2004	8,310	(126)	1,494	9,678

Balance Nov. 30, 2004	$(3,425)	$123	$1,780	$(1,522)

The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income (loss) was as follows (000’s omitted):

	Pre-tax	Tax	After-Tax
Year ended November 30, 2004
Minimum pension liability	$13,733	$(5,423)	$8,310
Fair value of foreign exchange contracts	(255)	129	(126)
Foreign currency translation adjustment	1,306	188	1,494

	$14,784	$(5,106)	$9,678

Year ended November 30, 2003
Minimum pension liability	$3,769	$(1,489)	$2,280
Fair value of foreign exchange contracts	447	(176)	271
Foreign currency translation adjustment	601	(238)	363

	$4,817	$(1,903)	$2,914

Year ended November 30, 2002
Minimum pension liability	$(23,165)	$9,150	$(14,015)
Fair value of foreign exchange contracts	13	(5)	8
Foreign currency translation adjustment	(127)	50	(77)

	$(23,279)	$9,195	$(14,084)

Operating Segment Information

The Company is engaged in the manufacturing and marketing of apparel. The Company’s customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company’s Men’s Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women’s Apparel Group markets women’s career apparel, designer knitwear, sportswear and accessories to both retailers and to individuals who purchase women’s apparel through a direct to consumer catalog and using the internet.

Information on the Company’s operations for the three years ended November 30, 2004 is summarized as follows (in millions):

2004	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$506.7	$79.7	$—	$586.4
Earnings (loss) before taxes	41.0	7.5	(22.6)	25.9
Total assets at year end	274.8	66.5	107.2	448.5
Depreciation and amortization	5.0	0.5	0.1	5.6
Property additions	3.8	0.4	—	4.2

2003	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$501.7	$60.1	$—	$561.8
Earnings (loss) before taxes	29.9	4.3	(19.8)	14.4
Total assets at year end	268.5	30.2	122.7	421.4
Depreciation and amortization	5.4	0.4	0.1	5.9
Property additions	2.4	0.2	—	2.6

2002	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$521.1	$49.2	$—	$570.3
Earnings (loss) before taxes	30.6	(0.9)	(28.3)	1.4
Total assets at year end	274.6	25.0	137.5	437.1
Depreciation and amortization	5.7	0.5	0.1	6.3
Property additions	3.0	0.4	—	3.4

During the year ended November 30, 2004, there was $.4 million of sales from the Men’s Apparel Group to the Women’s Apparel Group. These sales have been eliminated from Men’s Apparel Group sales. During the years ended November 30, 2003 and 2002, there were no intergroup sales. During all periods, there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

At November 30, 2004, Men’s Apparel Group total assets include $24.1 million of goodwill related to acquisitions and the Women’s Apparel Group total assets include intangible assets of $35.3 million related to acquisitions. The Men’s Apparel Group amounts include restructuring charges of $.4 million in fiscal 2002.

Amounts included in the “adjustment” column for earnings (loss) before taxes consist principally of interest expense, refinancing expense in 2003 and 2002, general corporate expenses and in 2002, the $4.5 million settlement proceeds re: termination of a systems project. Adjustments of total assets are for cash, deferred income taxes, investments, other assets, corporate properties and the intangible pension asset. Adjustments of depreciation and amortization and net property additions are for corporate properties.

Sales and long-lived assets by geographic region are as follows (in millions):

	Sales Years Ended November 30,			Long-Lived Assets November 30,
	2004	2003	2002	2004	2003
USA	$569.0	$541.3	$552.6	$130.4	$99.8
Canada	15.8	18.6	15.9	3.1	2.8
All Other	1.6	1.9	1.8	0.7	0.9

	$586.4	$561.8	$570.3	$134.2	$103.5

Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than USA or Canada are included in All Other.

Long-lived assets includes intangible pension asset, net properties, goodwill, intangible assets and other assets.

Quarterly Financial Summary (Unaudited)

Unaudited quarterly financial data for the fiscal years ended November 30, 2004 and 2003 are as follows (in thousands, except per share data):

Year Ended November 30, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$136,613	$142,383	$155,783	$151,634
Gross profit	40,750	44,537	47,583	57,271
Net earnings	2,160	2,960	4,990	5,755
Diluted earnings per share	.06	.08	.14	.16

Year Ended November 30, 2003	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$131,837	$126,977	$151,559	$151,476
Gross profit	38,856	39,245	43,054	48,344
Net earnings	1,070	1,005	3,540	3,090
Diluted earnings per share	.03	.03	.10	.09

(1)	The first quarter of 2003 included $.8 million of refinancing expense related to the write-off of unamortized debt discount attributable to the retirement of $10.3 million of then outstanding 12.5% Senior Unsecured Notes.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s evaluation of its internal control over financial reporting has not yet been completed. In connection with this process, the Company has identified certain significant deficiencies that have been or are being remediated. There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, are not filed herein and are expected to be filed no later than March 30, 2005.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended November 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal control over financial reporting will prevent all errors and all fraud.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9-B—Other Information

Pursuant to the terms of the 2003 Incentive Stock Plan which was approved by stockholders at the Company’s 2003 annual meeting, the Compensation and Stock Option Committee of the Board of Directors approved the form of award documents to be utilized in connection with employee stock option grants (non-qualified), incentive stock option grants, and restricted stock awards. The form of the award documents are attached as exhibits to this annual report on Form 10-K.

On August 4, 2004, the Compensation and Stock Option Committee of the Board of Directors approved awards of an aggregate of 198,000 restricted stock awards to 28 officers and employees, including executive officers of the Company. Pursuant to the terms of the award documents, the awards will vest on the first to occur of (i) August 4, 2009; (ii) the date on which the closing stock price on the New York Stock Exchange equals or exceeds $11.00 for 30 consecutive calendar days; (iii) retirement at age 65; or (iv) with the consent of the Compensation and Stock Option Committee. Restricted stock awards awarded to the Company’s executive officers were: Mr. Patel, 75,000; Mr. Morgan, 7,500; and Mr. Proczko, 15,000.

Pursuant to the terms of the Company’s 2004 Management Incentive Plan (“MIP”), which was approved by stockholders at the Company’s 2004 annual meeting, at its December 2004 meeting, the Compensation and Stock Option Committee of the Board of Directors approved performance goals under the MIP for fiscal 2005 covering (i) consolidated pre-tax earnings, (ii) sales goals for the operating units, (iii) sales-weighted pre-tax income and (iv) sales weighted adjusted net assets as a percentage of sales.

At its January 2005 meeting, the Compensation and Stock Option Committee of the Board of Directors determined that the performance criteria established for fiscal 2004 had been satisfied and approved cash bonus payouts under the MIP for fiscal 2004 based on the final results for fiscal 2004. Information regarding cash bonus payments for fiscal 2004 to Named Executive Officers of the Company contained in the Proxy Statement for the 2005 Annual Meeting under the caption “Executive Officer Compensation” is incorporated herein by reference.

PART III

Item 10—Directors and Executive Officers of the Registrant

Information contained in the Proxy Statement for the 2005 Annual Meeting under the caption “Information About Nominees For Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information on Executive Officers of the Registrant is included under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct and Ethics, including a “Code of Ethics for Chief Executive and Senior Financial Officers” which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and Ethics is available on the Company’s website at www.hartmarx.com, under the heading “Investor Information”. In addition, the Company will provide to any person without charge, upon request, addressed to the Corporate Secretary at Hartmarx Corporation, 101 North Wacker Drive, Chicago, IL 60606, a copy of the Code of Conduct and Ethics.

The Audit and Finance Committee (“Audit Committee”) consists of the following members of the Company’s Board of Directors: Michael B. Rohlfs, Chairman, Michael F. Anthony, Jeffrey A. Cole and James P. Dollive, each of whom is an “independent director” under the New York Stock Exchange listing standards applicable to audit committee members. The Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Rohlfs, Chairman of the Committee, and Mr. Dollive are each qualified as an audit committee financial expert. Mr. Rohlfs has served on the Audit Committee since 1996, and has served as Chairman of the Audit Committee since 2001. He is a certified public accountant, with many years of experience in the practice of public and private accounting. Mr. Dollive is the executive vice president and chief financial officer for Kraft Foods Inc. and was elected to serve on the Audit Committee in May 2003.

Item 11—Executive Compensation

Information contained in the Proxy Statement for the 2005 Annual Meeting under the captions “Executive Officer Compensation” and “Director Compensation” is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information*

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,294,600	$3.86	1,518,409	*
Equity compensation plans not approved by security holders	—	—	—

Total	2,294,600	$3.86	1,518,409	*

*	As of November 30, 2004.

Information contained in the Proxy Statement for the 2005 Annual Meeting under the captions “Security Ownership of Directors and Officers” and “Ownership of Common Stock” is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

Information contained in the Proxy Statement for the 2005 Annual Meeting under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

Information contained in the Proxy Statement for the 2005 Annual Meeting under the captions “PricewaterhouseCoopers LLP Fees and Services” and “Pre-Approval of Non-Audit Services” is incorporated herein by reference.

PART IV

Item 15 —Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 23 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedule

Financial Statement Schedule for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 23 are filed as part of this Annual Report.

(a)(3) See the “Index to Exhibits” set forth below.

HARTMARX CORPORATION

Index to Exhibits

Exhibit No. and Applicable Section of 601 of Regulation S-K

* 2-A	Purchase Agreement dated August 10, 2001 by and among CAG Acquisition Corp., Consolidated Apparel Group, LLC and Perry Wolfman (Exhibit 2.1 to the Current Report on Form 8-K filed August 17, 2001).

* 2-B	Purchase Agreement dated June 25, 2004 by and among EM Acquisition Corp., Hartmarx Corporation, Exclusively Misook, Inc., Misook Doolittle and Harry Doolittle (Exhibit 2.1 to the Current Report on Form 8-K filed July 23, 2004).

* 3-A	Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-1	Certificate of Amendment for increase in authorized shares of Common Stock (Exhibit 3-A-2 to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-2	Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation Law §102(b)(7) (Exhibit 3-A-3 to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Exhibit 3-A-3 to Form 10-K for the year ended November 30, 1995), (1).

* 3-B	By-laws of the Company, as amended to the date hereof (Exhibit 3-B to Form 10-K for the year ended November 30, 2004), (1).

* 4-C-1	Loan and Security Agreement, dated as of August 30, 2002 (Exhibit 4-C-1 to Form 10-Q for the quarter ended August 31, 2002), (1).

* 4-C-2	Amendment No. 1 to Loan and Security Agreement, dated as of February 25, 2003. (Exhibit 4-C-2 to Form 10-K for the year ended November 30, 2002), (1).

4-C-3	Amendment No. 2 to Loan and Security Agreement dated as of July 22, 2004.

* 4-C-4	Amendment No. 3 to Loan and Security Agreement dated as of January 3, 2005. (Exhibit 4-C-3 to Form 8-K filed on January 5, 2005), (1).

* 10-A	2003 Incentive Stock Plan (Exhibit 10-A to Form 10-Q for the quarter ended May 31, 2003), (1). **

10-A-1	Form of Employee Stock Option (Non-Qualified) Grant Document.

10-A-2	Form of Incentive Stock Option Grant Document.

10-A-3	Form of Restricted Stock Award Grant Document.

* 10-A-4	1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy Statement of the Company relating to the 1995 Annual Meeting), (1). **

* 10-B	Description of Hartmarx Management Incentive Plan (Information included under the caption “REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE—Executive Compensation Program—Short-Term Incentives”) in the Proxy Statement of the Company relating to the 2005 Annual Meeting, (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-C	Description of Hartmarx Long Term Incentive Plan (Information included under the caption “REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE—Executive Compensation Program—Long-Term Incentives” in the Proxy Statement of the Company relating to the 2005 Annual Meeting), (1). **

* 10-D-1	Form of Deferred Compensation Agreement, as amended, between the Company and Director Farley (Exhibit 10-D-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-D-2	Form of First Amendment to Director Deferred Compensation Agreement between the Company and Director Farley (Exhibit 10-D-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-D-3	Consulting Agreement dated April 15, 2004 between the Company and Elbert O. Hand (Exhibit 10-D-3 to Form 10-Q for the period ended May 31, 2004), (1). **

* 10-E-1	Form of Deferred Compensation Agreement, as amended, between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-E-2	Form of First Amendment to Executive Deferred Compensation Agreement between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-F-1	Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-F-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-F-2	Employment Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-F-3 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-F-3	Letter Amendment dated April 11, 2002 to Employment Agreement and Severance agreement between the Company and Homi B. Patel (Exhibit 10-F-5 to Form 10-Q for the quarter ended May 31, 2002), (1). **

* 10-F-4	Letter Amendment dated August 8, 2002 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-5 to Form 10-Q for the quarter ended August 31, 2002), (1). **

10-F-5	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Glenn R. Morgan.

* 10-F-6	Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-6 to Form 10-Q for the quarter ended August 31, 2002), (1). **

10-F-7	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Taras R. Proczko.

* 10-G-1	Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-7 to Form 10-Q for the quarter ended August 31, 2002), (1). **.

* 10-G-2	Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-G-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-G-3	Severance Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-G-3 to Form 10-K for the year ended November 30, 2000), (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K

* 10-G-4	Form of Severance Agreement between the Company and Executive Officer Andrew A. Zahr (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-H-1	Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Homi B. Patel (Exhibit 10-H-2 to Form 10-K for the year ended November 30, 1999), (1). **

* 10-H-2	First Amendment to Supplemental Benefit Compensation Agreement between the Company and Homi B. Patel, effective November 27, 2000 (Exhibit 10-H-4 to Form 10-K for the year ended November 30, 2000), (1).**

* 10-I	Form of Indemnity Agreement between the Company and Directors Anthony, Cole, Dollive, Farley, Hand, Jain, Patel, Rohlfs and Scott (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-J-1	Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **

* 10-J-2	Deferred Compensation Plan effective January 1, 2001 (Exhibit 10-J-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-J-3	Deferred Compensation Plan effective January 1, 2002 (Exhibit 10-J-3 to Form 10-K for the year ended November 30, 2001), (1). **

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits incorporated herein by reference. (1) File No. 1-8501

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

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

Date: February 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ HOMI B. PATEL Homi B. Patel Chairman of the Board, President, Chief Executive Officer, Director

/s/ MICHAEL F. ANTHONY* Michael F. Anthony, Director	/s/ ELBERT O. HAND * Elbert O. Hand, Director

/s/ JEFFREY A. COLE * Jeffrey A. Cole, Director	/s/ DIPAK JAIN * Dipak Jain, Director

/s/ JAMES P. DOLLIVE* James P. Dollive, Director	/s/ MICHAEL B. ROHLFS * Michael B. Rohlfs, Director

/s/ RAYMOND F. FARLEY * Raymond F. Farley, Director	/s/ STUART L. SCOTT * Stuart L. Scott, Director

/s/ GLENN R. MORGAN Glenn R. Morgan Executive Vice President, Chief Financial Officer	/s/ ANDREW A. ZAHR Andrew A. Zahr Vice President and Controller Principal Accounting Officer

By:	/s/ GLENN R. MORGAN	By:	/s/ TARAS R. PROCZKO
	Glenn R. Morgan		Taras R. Proczko

* Pursuant to Power of Attorney

Date: February 14, 2005

HARTMARX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED NOVEMBER 30, 2004, 2003 and 2002

(000’s Omitted)

	Fiscal Year Ended November 30,
Allowance for Doubtful Accounts	2004	2003	2002
Balance at beginning of year	$10,604	$8,984	$10,185
Charged to costs and expenses	2,039	4,714	3,649
Deductions from reserves (1)	(5,939)	(3,094)	(4,850)
Reserve related to acquired business	31	—	—

Balance at end of year	$6,735	$10,604	$8,984

	Fiscal Year Ended November 30,
Sales Return Reserve	2004	2003	2002
Balance at beginning of year	$8,733	$6,863	$3,060
Charged to sales(2)	45,991	49,225	47,540
Deductions from reserves(2)	(44,331)	(47,355)	(43,737)
Reserve related to acquired business	69	—	—

Balance at end of year	$10,462	$8,733	$6,863

	Fiscal Year Ended November 30,
Inventory Markdowns and Allowances	2004	2003	2002
Balance at beginning of year	$12,440	$11,269	$10,798
Charged to costs and expenses	2,544	8,651	9,153
Deductions from reserves	(7,281)	(7,480)	(8,682)

Balance at end of year	$7,703	$12,440	$11,269

(1)	Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.
(2)	Includes returns and exchanges related to women’s catalog operation.

F-1