Form 10-K/A
period 2004-11-30
HARTMARX CORP/DE
filed 2005-03-30
CIK 723371

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(Mark One)
|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $2.50 par value                  New York Stock Exchange
          per share                            Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

         The aggregate market value of common stock held by non-affiliates of the Registrant as of May 31, 2004 was approximately $210,000,000.

         As of February 28, 2005, 36,174,446 shares of the Registrant's common stock were outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement dated February 24, 2005 for the Annual Meeting of Stockholders to be held April 13, 2005 are incorporated by reference into Part II and Part III of this report.


                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to Hartmarx Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission on February 14, 2005, is being filed to amend the Original Filing as follows:

         o Item 9A is amended to update Management's Annual Report on Internal Controls Over Financial Reporting to include management's assessment of the effectiveness of the Company's internal control over financial reporting, and

         o the related attestation report of the independent registered public accounting firm is included.

This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

         As a result of these amendments, the certifications pursuant to
Section 302 of the Sarbanes- Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

         Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.


ITEM 9-A - CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness described below, the Company's disclosure controls and procedures were not effective as of November 30, 2004 to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. To address the deficiencies described below, the Company performed additional analysis and other post-closing procedures to ensure that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that (i) the financial statements previously filed fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, including the principal executive officer and principal financial officer, has conducted an assessment of its internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

         A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified one material weakness. As of November 30, 2004, the Company did not maintain effective control over the valuation of certain inventory and cost of goods sold. Specifically, the Company did not have effective supervisory and review controls over the valuation of certain inventory and application of production variances. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2004, based on the criteria in Internal Control - Integrated Framework issued by the COSO.

         Management has excluded Exclusively Misook Apparel, Inc. ("Misook"), from its assessment of internal control over financial reporting as of November 30, 2004, because it was acquired by the Company in a purchase combination during July 2004. Misook is a wholly-owned subsidiary, whose total assets (excluding intangible assets recorded as part of the acquisition) and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 30, 2004. Management's conclusion regarding the effectiveness of internal control over financial reporting as of November 30, 2004, does not include the internal control over financial reporting at Misook.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, in connection with the material weakness in internal control over financial reporting discussed above, the Company performed additional analysis and other post-closing procedures, as described above in Evaluation of Disclosure Controls and Procedures, and the audit adjustments to the Company's fourth quarter 2004 financial statements were determined not to be material on an interim or annual basis. In addition, in the Company's fiscal quarter ended February 28, 2005, the valuation methodologies described above in Management's Report on Internal Control Over Financial Reporting have been remediated and new operating unit personnel having enhanced expertise in the supervision over and determination of inventory valuation methodologies have been employed.

         LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal control over financial reporting will prevent all errors and all fraud.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Hartmarx Corporation:

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Hartmarx Corporation did not maintain effective internal control over financial reporting as of November 30, 2004, because the Company did not maintain effective controls over the valuation of certain inventory and cost of goods sold, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of November 30, 2004, the Company did not maintain effective control over the valuation of certain inventory and cost of goods sold. Specifically, the Company did not have effective supervisory and review controls over the valuation of certain inventory and application of production variances. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 14, 2005 on those consolidated financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Exclusively Misook Apparel, Inc. ("Misook") from its assessment of internal control over financial reporting as of November 30, 2004 because it was acquired by the Company in a purchase business combination during July 2004. We have also excluded Misook from our audit of internal control over financial reporting. Misook is a wholly-owned subsidiary whose total assets (excluding intangible assets recorded as part of the acquisition) and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 30, 2004.

In our opinion, management's assessment that Hartmarx Corporation did not maintain effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hartmarx Corporation has not maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hartmarx Corporation at November 30, 2004 and 2003 and for each of the three years in the period ended November 30, 2004 and in our report dated February 14, 2005 we expressed an unqualified opinion thereon.


PricewaterhouseCoopers LLP
Chicago, Illinois
March 30, 2005




EXHIBITS

The following exhibits are filed with this report as indicated below:

EXHIBIT NO.                DESCRIPTION
-----------                -----------

23            Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a- 14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARTMARX CORPORATION

                                         By: /s/ GLENN R. MORGAN
                                             ----------------------------------
                                                 Glenn R. Morgan
Date: March 30, 2005                             Executive Vice President and
                                                 Chief Financial Officer