Form 10-Q
period 2005-02-28
HARTMARX CORP/DE
filed 2005-04-08
CIK 723371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)


|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2005

                                      or

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

At March 31, 2005 there were 36,433,569 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I - FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Unaudited Consolidated Statement of Earnings
                     for the three months ended February 28, 2005
                     and February 29, 2004.                                3

                     Unaudited Condensed Consolidated Balance Sheet
                     as of February 28, 2005, November 30, 2004 and
                     February 29, 2004.                                    4

                     Unaudited Condensed Consolidated Statement
                     of Cash Flows for the three months ended
                     February 28, 2005 and February 29, 2004.              6

                     Notes to Unaudited Condensed Consolidated
                     Financial Statements.                                 7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.       16

         Item 3.     Quantitative and Qualitative Disclosures
                     About Market Risk                                    21

         Item 4.     Controls and Procedures                              22


Part II - OTHER INFORMATION

         Item 6.     Exhibits                                             24

         Signatures

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                                    HARTMARX CORPORATION
                        UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                         (000's Omitted, except per share amounts)

                                                                  Three Months Ended
                                                          ----------------------------------
                                                               Feb. 28,            Feb. 29,
                                                                2005                2004
                                                          --------------        ------------

Net sales                                                 $    143,822          $  136,613
Licensing and other income                                         765                 569
                                                          -------------         -----------
                                                               144,587             137,182
                                                          -------------         -----------
Cost of goods sold                                              95,658              95,863
Selling, general and administrative expenses                    40,404              36,206
                                                          -------------         -----------
                                                               136,062             132,069
                                                          -------------         -----------
Operating earnings                                               8,525               5,113
Interest expense                                                 1,575               1,543
                                                          -------------         -----------
Earnings before taxes                                            6,950               3,570
Tax provision                                                   (2,745)             (1,410)
                                                          -------------         -----------

Net earnings                                              $      4,205          $    2,160
                                                          =============         ===========

Earnings per share:
   Basic                                                  $        .12          $      .06
   Diluted                                                $        .11          $      .06
                                                          =============         ===========

Dividends per common share                                $          -          $        -
                                                          =============         ===========

Average shares outstanding:
       Basic                                                    35,920              33,878
                                                          =============         ===========
       Diluted                                                  36,789              35,205
                                                          =============         ===========


     (See accompanying notes to unaudited condensed consolidated financial statements)



                                             HARTMARX CORPORATION
                                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                    ASSETS
                                                (000's Omitted)

                                                               Feb. 28,             Nov. 30,          Feb. 29,
                                                                 2005                 2004              2004
                                                             --------------      -------------      -------------


CURRENT ASSETS
     Cash and cash equivalents                               $       4,527        $     2,356         $     1,447
     Accounts receivable, less allowance
         for doubtful accounts of $7,049,
         $6,735 and $9,881                                         137,586            119,033             135,006
     Inventories                                                   141,643            130,139             128,281
     Prepaid expenses                                                8,109              6,843               5,963
     Deferred income taxes                                          23,711             21,783              14,521
                                                             --------------      -------------      --------------
         Total current assets                                      315,576            280,154             285,218
                                                             --------------      -------------      --------------

GOODWILL                                                            24,074             24,131              23,145
                                                             --------------      -------------      --------------

INTANGIBLE ASSETS                                                   35,165             35,594                 533
                                                             --------------      -------------      --------------

DEFERRED INCOME TAXES                                               30,335             34,167              54,095
                                                             --------------      -------------      --------------

OTHER ASSETS                                                         6,939              7,441               6,925
                                                             --------------      -------------      --------------

INTANGIBLE PENSION ASSET                                            39,411             39,411              42,860
                                                             --------------      -------------      --------------

PROPERTIES
     Land                                                            1,908              1,908               1,980
     Buildings and building improvements                            37,851             35,749              36,361
     Furniture, fixtures and equipment                             102,719            102,733             104,536
     Leasehold improvements                                         24,776             24,664              25,306
                                                             --------------      -------------      --------------
                                                                   167,254            165,054             168,183
     Accumulated depreciation and amortization                    (138,263)          (137,411)           (139,740)
                                                             --------------      -------------      --------------
         Net properties                                             28,991             27,643              28,443
                                                             --------------      -------------      --------------
TOTAL ASSETS                                                 $     480,491        $   448,541         $   441,219
                                                             ==============      =============      ==============


     (See accompanying notes to unaudited condensed consolidated financial statements)


                                             HARTMARX CORPORATION
                                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                      (000's Omitted, except share data)


                                                                Feb. 28,            Nov. 30,          Feb. 29,
                                                                  2005                2004              2004
                                                             --------------      -------------      ------------


CURRENT LIABILITIES
     Current portion of long-term debt                       $      25,689        $    25,679        $     15,638
     Accounts payable and accrued expenses                          69,776             72,905              59,113
                                                             --------------      -------------      --------------
        Total current liabilities                                   95,465             98,584              74,751
                                                             --------------      -------------      --------------

NON-CURRENT LIABILITIES                                             24,715             25,402              12,621
                                                             --------------      -------------      --------------

LONG-TERM DEBT                                                     105,106             76,353             109,478
                                                             --------------      -------------      --------------

ACCRUED PENSION LIABILITY                                           27,219             26,416              47,934
                                                             --------------      -------------      --------------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
         2,500,000 authorized and unissued                               -                  -                   -

     Common shares, $2.50 par value; 75,000,000
         shares authorized; 36,372,446 shares
         issued at February 28, 2005, 36,023,846
         shares issued at November 30, 2004 and
         36,194,814 shares issued at February 29, 2004.             90,931             90,060              90,487
     Capital surplus                                                64,938             63,784              64,478
     Retained earnings                                              75,345             71,140              57,435
     Unearned employee benefits                                     (1,249)            (1,332)               (482)
     Common shares in treasury, at cost,
         0 at February 28, 2005,
         41,204 at November 30, 2004 and
         808,716 at February 29, 2004.                                   -               (344)             (4,038)
     Accumulated other comprehensive income (loss)                  (1,979)            (1,522)            (11,445)
                                                             --------------      -------------      --------------
         Total shareholders' equity                                227,986            221,786             196,435
                                                             --------------      -------------      --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $     480,491        $   448,541        $    441,219
                                                             ==============      =============      ==============

               (See accompanying notes to unaudited condensed consolidated financial statements)



                                             HARTMARX CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                 OF CASH FLOWS
                                                (000's Omitted)

                                                                                     Three Months Ended
                                                                          ------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                              Feb. 28,                    Feb. 29,
                                                                                2005                        2004
                                                                          --------------             ---------------

Cash Flows from operating activities:
      Net earnings                                                        $       4,205                 $     2,160
      Reconciling items to adjust net earnings to
         net cash used in operating activities:
          Depreciation and amortization of fixed assets                           1,243                       1,414
          Amortization of long lived assets, intangible assets, and
              unearned employee benefits                                            904                       1,349
          Tax effect of option exercises                                            600                       1,300
          Changes in assets and liabilities:
              Accounts receivable, inventories, prepaid expenses
                   and other assets                                             (31,126)                    (20,532)
              Accounts payable, accrued expenses and
                   non-current liabilities                                       (3,253)                     (5,238)
              Taxes and deferred taxes on earnings                                1,926                        (402)
                                                                          --------------             ---------------
Net cash used in operating activities                                           (25,501)                    (19,949)
                                                                          --------------             ---------------

Cash Flows from investing activities:
      Capital expenditures                                                       (2,636)                       (577)
      Payments made re: acquisitions                                             (2,203)                     (1,392)
                                                                          --------------             ---------------
Net cash used in investing activities                                            (4,839)                     (1,969)
                                                                          --------------             ---------------

Cash Flows from financing activities:
      Borrowings under Credit Facility                                           28,926                      20,864
      Payment of other debt                                                        (163)                       (152)
      Grant proceeds related to facility renovation                                 500                           -
      Financing fees and expenses                                                  (400)                          -
      Change in checks drawn in excess of bank balances                           1,852                      (1,818)
      Proceeds from exercise of stock options                                     1,429                       1,346
      Other equity transactions                                                     367                         161
                                                                          --------------             ---------------
Net cash provided by financing activities                                        32,511                      20,401
                                                                          --------------             ---------------
Net increase (decrease) in cash and cash equivalents                              2,171                      (1,517)
Cash and cash equivalents at beginning of period                                  2,356                       2,964
                                                                          --------------             ---------------
Cash and cash equivalents at end of period                                $       4,527                 $     1,447
                                                                          ==============             ===============

Supplemental cash flow information:
      Net cash paid during the period for:
          Interest                                                        $       1,813                 $     1,561
          Income taxes                                                              135                         399


               (See accompanying notes to unaudited condensed consolidated financial statements)


                             HARTMARX CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2004. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares in computing basic and diluted shares were as follows (000's omitted):


                                                           Three Months Ended
                                               ---------------------------------------
                                                   Feb. 28,              Feb. 29,
                                                     2005                  2004
                                               -----------------      ----------------

        Basic                                         35,920                33,878
        Dilutive effect of:
            Stock options and awards                     838                   750
            Restricted stock awards                       31                   577
                                               -----------------      ----------------
        Diluted                                       36,789                35,205
                                               =================      ================


For the three months ended February 28, 2005 and February 29, 2004, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company's common stock was below the grant or award price for the respective period:

                                                 Three Months Ended
                                           --------------------------------
                                             Feb. 28,           Feb. 29,
                                               2005               2004
                                           -------------        -----------
        Anti-dilutive:
            Stock options                            -            361,142
            Restricted stock awards                  -                  -


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


                                                                        Three Months Ended
                                                                ------------------------------------
                                                                  Feb. 28,               Feb. 29,
                                                                    2005                   2004
                                                                -------------          -------------

        Net earnings, as reported                                  $    4.2              $     2.2
        Deduct: Total stock-based employee compensation
            expense determined under fair value based
            method for all options, net of related tax effects         (0.1)                  (0.2)
                                                                -------------          -------------
        Pro forma net earnings                                     $    4.1              $     2.0
                                                                =============          =============

        Earnings per share:
            Basic - as reported                                    $    .12              $     .06
                                                                =============          =============
            Basic - pro forma                                      $    .11              $     .06
                                                                =============          =============
            Diluted - as reported                                  $    .11              $     .06
                                                                =============          =============
            Diluted - pro forma                                    $    .11              $     .06
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


Note 3

Long-term debt comprised the following (000's omitted):


                                                    Feb. 28,         Nov. 30,         Feb. 29,
                                                      2005             2004             2004
                                                   ------------     ------------     ------------


        Borrowings under Credit Facility           $   95,856       $   66,930       $   89,538
        Industrial development bonds                   17,250           17,250           17,250
        Mortgages and other debt                       17,689           17,852           18,328
                                                   ------------     ------------     ------------
                                                      130,795          102,032          125,116
        Less - current                                 25,689           25,679           15,638
                                                   ------------     ------------     ------------
        Long-term debt                             $  105,106       $   76,353       $  109,478
                                                   ============     ============     ============


Pursuant to an amendment dated on January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility continue to be based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 4.4% at February 28, 2005, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of February 28, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At February 28, 2005, the Company had approximately $22 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. During the twelve months ended February 28, 2005, borrowing availability ranged from $35 million to $102 million. At February 28, 2005, additional borrowing availability under the Credit Facility was approximately $61 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral.


Note 4

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months ended February 28, 2005 and February 29, 2004 were as follows (000's omitted):

                                                    Three Months Ended
                                                -----------------------------
                                                    Feb. 28,      Feb. 29,
                                                      2005          2004
                                                --------------  -------------
        Service cost                            $      1,368    $    1,245
        Interest cost                                  3,493         3,787
        Expected return on plan assets                (4,643)       (3,974)
        Recognized net actuarial (gain) loss              (8)          396
        Net amortization                                 847           847
                                                --------------  -------------
        Net periodic pension expense            $      1,057    $    2,301
                                                ==============  =============

As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months ended February 28, 2005 and February 29, 2004 have been calculated based upon the Company's estimate of pension expense for the respective period.

During fiscal 2005 to date, no contributions have been made to the Company's pension plans. The Company anticipates contributions in the $6 million to $8 million range will be made in fiscal 2005.


Note 5

Inventories at each date consisted of (000's omitted):

                                Feb. 28,          Nov. 30,          Feb. 29,
                                  2005              2004              2004
                              -----------      -------------      -------------

        Raw  materials       $   39,748        $    37,560        $    37,641
        Work-in-process           7,304              7,674              7,263
        Finished goods           94,591             84,905             83,377
                             ------------      -------------      -------------
                             $  141,643        $   130,139        $   128,281
                             ============      =============      =============

Inventories are stated at the lower of cost or market. At February 28, 2005, November 30, 2004 and February 29, 2004, approximately 48%, 45% and 47%, respectively, of the Company's total inventories are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


Note 6

On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The acquisition of Misook is expected to provide for strategic growth opportunities in women's wear and further diversification of product categories.

The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration will be due if Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. The additional consideration anticipated applicable to the three months ending February 28, 2005 was approximately $.7 million. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid applicable to the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.

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

The Company has allocated the purchase price to the Misook assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the use of an independent appraisal. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as "estimated amount due seller", in accordance with SFAS No. 141 ("Business Combinations"). Any contingent consideration payable in the future will be first applied to reduce the amount recorded as "estimated amount due seller", and thereafter to goodwill. This allocation is subject to revision; subsequent revisions, if any, are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

         Cash consideration                                       $    32,616
         Direct acquisition costs                                         235
                                                                  -------------
         Total purchase price                                     $    32,851
                                                                  =============

         Allocation of purchase price:
         Accounts receivable                                      $     6,715
         Inventories                                                    1,155
         Other current assets                                             392
         Intangible assets                                             36,150
         Deferred taxes (related to minimum pension liability)            568
         Property, plant and equipment                                     58
         Other assets                                                      48
         Current liabilities                                             (428)
         Estimated amount due seller                                  (10,455)
         Minimum pension liability                                     (1,352)
                                                                  -------------
         Total purchase price                                     $    32,851
                                                                  =============


The components of the Intangible Assets listed in the above table as of the acquisition date were determined utilizing an independent third party appraisal and are as follows (000's omitted):

                                            Amount                 Life
                                        ------------          ---------------
        Tradename                       $   28,400              Indefinite
        Customer relationships               3,000              10 years
        Supply agreement                     4,400               5 years
        Covenant not to compete                350               4 years
                                        ------------
                                        $   36,150
                                        ============

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

Regarding the 2001 acquisition of the Consolidated Apparel Group, no additional contingent consideration can be earned by the former owners subsequent to November 30, 2004, pursuant to a November 2004 amendment to the purchase agreement.

The amounts of contingent consideration related to fiscal 2004 accrued as of November 30, 2004 for Misook, approximately $1.2 million, and CAG, approximately $1.0 million, were each paid in the first quarter of fiscal 2005.

The pro forma financial information presented below gives effect to the Misook acquisition as if it had occurred as of the beginning of the Company's fiscal year 2004. The pro forma amounts below reflect interest on the purchase price assuming the acquisition occurred as of December 1, 2003, with interest calculated at the Company's borrowing rate under its Credit Facility for the period. The pro forma earnings below assumes an income tax provision at the Company's consolidated tax rate for the period. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2004 fiscal year or of future operating performance. Amounts in millions, except per share amounts:

                                         Three Months Ended
                                         February 29, 2004
                                         -----------------

             Net sales                         $146.5
             Net earnings                         3.8
             Net earnings per share:
                 Basic                             .11
                 Diluted                           .11


Note 7

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes, where applicable, the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs and certain other costs of the distribution network. The warehousing, picking and packing of finished products totaled $4.8 million for the first quarter of 2005 and $4.6 million for the first quarter of 2004 and are included as a component of Selling, General and Administrative Expenses.

Note 8

The Company is engaged in the manufacturing and marketing of apparel. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. The Company 's Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women's Apparel Group markets women's career apparel, designer knitwear, sportswear and accessories to both retailers and to individuals who purchase women's apparel through a direct to consumer catalog and using the internet.

Information on the Company's operations and total assets for the three months ended and as of February 28, 2005 and February 29, 2004 is summarized as follows (in millions):


                                       Men's           Women's
                                      Apparel          Apparel
                                       Group            Group              Adj.             Consol.
                                    -------------    ------------     --------------     -------------
2005

Net sales                           $  123.9           $  19.9          $       -          $  143.8
Earnings (loss) before taxes            11.2               2.3               (6.5)              7.0
Total assets                           304.2              67.9              108.4             480.5

2004

Net sales                           $  119.2           $  17.4          $       -          $  136.6
Earnings (loss) before taxes             7.5               1.4               (5.3)              3.6
Total assets                           286.8              30.1              124.3             441.2


During the three months ended February 28, 2005 and February 29, 2004, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

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

At February 28, 2005 and February 29, 2004, the Men's Apparel Group total assets includes $24.1 million and $23.1 million, respectively, of goodwill related to acquisitions. At February 28, 2005, Women's Apparel Group total assets include intangible assets of $34.9 million related to acquisitions.

Sales and long-lived assets by geographic region are as follows (in millions):


                                    Sales                           Long-Lived Assets
                     ---------------------------------      -------------------------------
                        Feb. 28,            Feb. 29,           Feb. 28,        Feb. 29,
                          2005                2004               2005           2004
                     -------------       -------------      -------------    --------------
        USA            $   139.0           $  133.0           $  131.1         $   98.3
        Canada               4.7                3.6                2.8              2.7
        All Other            0.1                 -                 0.7              0.9
                      ------------       -------------      -------------    --------------
                       $   143.8           $  136.6           $  134.6         $  101.9
                      ============       =============      =============    ==============


Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than the USA or Canada are included in All Other.

Long-lived assets includes intangible pension asset, net properties, goodwill, intangible assets and other assets.


Note 9

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                                             Three Months Ended
                                                                      --------------------------------
                                                                          Feb. 28,          Feb. 29,
                                                                            2005              2004
                                                                      -------------     --------------
          Net earnings                                                  $   4,205         $   2,160
          Other comprehensive income (loss):

               Change in fair value of foreign exchange
                  contracts, net of tax                                       (43)              (86)
               Currency translation adjustment, net of tax                   (414)             (159)
                                                                      -------------     --------------
          Comprehensive earnings                                        $   3,748             1,915
                                                                      =============     ==============


The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):


                                                          Fair Value            Foreign             Accumulated
                                      Minimum             of Foreign            Currency               Other
                                      Pension              Exchange           Translation          Comprehensive
                                     Liability            Contracts            Adjustment          Income (Loss)
                                    -------------      ----------------      ----------------      --------------


Fiscal 2005
----------------------
Balance Nov. 30, 2004               $   (3,425)         $     123             $   1,780            $  (1,522)

Change in fiscal 2005                        -                (43)                 (414)                (457)
                                    -------------      ----------------      ----------------      ---------------
Balance February 28, 2005           $   (3,425)         $      80             $   1,366            $  (1,979)
                                    =============      ================      ================      ===============


                                                          Fair Value            Foreign             Accumulated
                                      Minimum             of Foreign            Currency               Other
                                      Pension              Exchange           Translation          Comprehensive
                                     Liability            Contracts            Adjustment          Income (Loss)
                                    -------------      ----------------      ----------------      --------------


Fiscal 2004
-----------------------
Balance Nov. 30, 2003               $   (11,735)        $        249          $     286            $    (11,200)

Change in fiscal 2004                         -                  (86)              (159)                   (245)
                                    -------------      ----------------      ----------------      ---------------
Balance February 29, 2004           $   (11,735)        $        163          $     127            $    (11,445)
                                    =============      ================      ================      ===============


The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income (loss) was as follows (000's omitted):


Three months ended February 28, 2005                      Pre-tax                Tax                After-Tax
----------------------------------------               ---------------      ---------------      ----------------

Minimum pension liability                              $           -         $          -         $          -
Fair value of foreign exchange contracts                         (65)                  22                  (43)
Foreign currency translation adjustment                         (414)                   -                 (414)
                                                       ---------------      ---------------      ----------------
                                                       $        (479)        $         22         $       (457)
                                                       ===============      ===============      ================

Three months ended February 29, 2004
---------------------------------------
Minimum pension liability                              $           -         $          -         $          -
Fair value of foreign exchange contracts                        (142)                  56                  (86)
Foreign currency translation adjustment                         (272)                 113                 (159)
                                                       ---------------      ---------------      ----------------
                                                       $        (414)        $        169         $       (245)
                                                       ===============      ===============      ================



Note 10

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment", which requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of the Company's fourth quarter of fiscal 2005. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2005, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be in the range of $.03 to $.04.

In December 2004, FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. FAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. FAS 151 is effective for the Company's fiscal year beginning December 1, 2005. The Company does not anticipate that implementation of this statement will have a material impact on its financial condition, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29". FAS 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 is effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company's third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the Company does not anticipate that implementation of this statement will have a material impact on its financial conditions, results of operations or cash flows.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group markets women's career apparel, designer knitwear, sportswear and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website.

The Company's principal operational challenges have been to address the following:

> The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products over the past decade, especially for tailored suits, the Company's core product offering.

> The need to diversify the Company's product offerings in non-tailored product categories in light of the declining demand for tailored clothing.

> The market share declines experienced by certain department store retailers, an important distribution channel for the Company.

The Company has continued to expand its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. As described in the Notes to Unaudited Condensed

Consolidated Financial Statements, additional contingent consideration will be due as Misook achieves certain specified financial performance targets. The acquisition of Misook, which provides for strategic growth opportunities in women's wear and further diversification of non-tailored product categories, contributed $6.8 million in revenues and approximately $.03 in earnings per diluted share to first quarter results in 2005. The Company acquired the Consolidated Apparel Group ("CAG"), a marketer of moderate priced men's sportswear, in 2001. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company's products, such as through "green grass" and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end sportswear products and through a small number of stores marketing the Bobby Jones and Hickey-Freeman brands.

Sales of non-tailored apparel (men's sportswear, golfwear, slacks and womens-wear) increased to 45% of total sales during the first quarter of 2005 compared to 42% for the first quarter of 2004. For the full year, non-tailored apparel sales represented 47% of total sales in 2004 compared to 44% in 2003. The increase in first quarter pre-tax earnings to $6.9 million in 2005 from $3.6 million in 2004 reflected a 5.3% revenue increase to $143.8 million from $136.6 million and improved operating margins.


Liquidity and Capital Resources

November 30, 2004 to February 28, 2005
--------------------------------------

For the three months ended February 28, 2005, net cash used in operating activities as reflected in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows was $25.5 million compared to a net use of cash of $19.9 million for the three months ended February 29, 2004. The additional use of cash during the current period over the prior period was primarily attributable to higher working capital requirements, principally inventories. Since November 30, 2004, net accounts receivable increased $18.6 million or 16% to $137.6 million, principally attributable to the seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $141.6 million increased $11.5 million or 9%, reflecting the earlier production or receipt of goods in advance of anticipated shipments. Net properties increased $1.3 million to $29.0 million as capital additions in the current period included amounts related to the renovation of the Hickey-Freeman manufacturing and distribution facility. Accounts payable and accrued expenses declined $3.1 million reflecting regular seasonal payments. Total debt, including current maturities, increased $28.8 million to $130.8 million and was the principal component of net cash provided by financing activities in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows; this increase reflected regular seasonal increases in working capital requirements. Total debt represented 36% of total capitalization at February 28, 2005 compared to 32% at November 30, 2004. Shareholders' equity increased $6.2 million from the earnings as well as from the favorable impact of stock option exercises and equity sales to the Company's employee stock purchase plan, resulting in 392,804 additional shares issued during the first quarter.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2004.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one year renewal at the Company's option (i.e., until February
2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 4.4% at February 28, 2005, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 5.4% at February 28, 2005 compared to 5.2% February 29, 2004.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of February 28, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

At February 28, 2005, the Company had approximately $22 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. For the trailing twelve months, additional availability levels have ranged from $35 million to $102 million. At February 28, 2005, additional borrowing availability under the Credit Facility was approximately $61 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At February 28, 2005, there were an aggregate of $5.8 million of outstanding foreign exchange contracts primarily attributable to approximately 1.1 million Canadian dollars related to anticipated U.S. dollar collections by the Company's Canadian business in the next three months, approximately 3.2 million Euros related to anticipated inventory purchases to be made in the next nine months, and approximately 80 million Japanese yen, primarily related to anticipated licensing revenues in the next six months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

February 29, 2004 to February 28, 2005
--------------------------------------

Net accounts receivable of $137.6 million increased $2.6 million or 2%, principally reflecting the higher sales, partially offset by improved collections; the allowance for doubtful accounts declined $2.8 million to $7.0 million reflecting the write off of amounts previously reserved. The current period included $4.8 million of net receivables related to Misook. Inventories of $141.6 million increased $13.4 million or 10%, primarily attributable to the Men's Apparel Group in anticipation of higher sales; inventories attributable to Misook aggregated $.8 million. The increase in intangible assets to $35.2 million from $.5 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Misook transaction, including the Misook tradename. Net properties of $29.0 million increased $.5 million, as capital additions, including amounts related to the renovation of the Hickey-Freeman manufacturing and distribution facility, exceeded depreciation expense. At February 28, 2005, cash and equivalents were $4.5 million compared to $1.4 million in the year earlier period. Total debt of $130.8 million increased $5.7 million compared to the year earlier level. Debt levels have been favorably impacted by the higher cash earnings offset by the cash paid related to the Misook acquisition. Total debt represented 36% of total capitalization at February 28, 2005 compared to 39% at February 29, 2004.

Results of Operations

First Quarter 2005 Compared to First Quarter 2004
-------------------------------------------------

First quarter consolidated sales were $143.8 million compared to $136.6 million in 2004. The current period reflected $6.8 million of revenues attributable to Misook; also, improved sales at retail resulted in early shipments of some second quarter orders. Men's Apparel Group revenues increased to $123.9 million compared to $119.2 million in the year earlier period. In general, wholesale selling prices for comparable products were approximately even in 2005 compared to 2004, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices decreased approximately 8% from 2004, reflecting a shift in product mix in 2005 compared to the prior year. Suit unit sales decreased approximately 12%; reflecting in part the non-renewal of an expiring tailored clothing license, sport coat units increased approximately 34% and slack product units increased approximately 115%, each benefitting from the initial shipments of two new separates programs. Slack average wholesale selling prices decreased approximately 36%, reflecting a shift in product mix weighted towards casual pants. While unit sales of sportswear products decreased approximately 22%, attributable to declines in moderate priced sporstwear, average wholesale selling prices were 19% higher than 2004, reflecting product mix changes to higher priced products such as Bobby Jones. Women's Apparel Group revenues, which represented approximately 14% of consolidated sales in 2005 and 13% in 2004, increased $2.5 million, attributable to Misook. The prior period included $4.3 million related to a one year private label program which commenced in the fall of 2003 and was substantially completed in the second quarter of 2004. Excluding the effect of this program, unit sales of women's apparel increased approximately 34%, attributable principally to Misook. Average selling prices increased approximately 17%, attributable principally to Misook. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 45% of total first quarter revenues in fiscal 2005 compared to 42% in 2004.

The consolidated gross margin percentage to sales increased to 33.5% compared to 29.8% last year. The higher gross margin rate compared to last year's first quarter reflected improved manufacturing utilization in owned facilities, fewer dispositions of off-price tailored clothing units, additional utilization of off-shore contractors for moderate priced tailored clothing and from changes in product mix; women's and men's sportswear product categories generated a higher gross margin rate compared to tailored clothing. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $4.8 million in 2005 and $4.6 million in 2004 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $40.4 million in 2005 compared to $36.2 million in 2004; the ratio to sales was 28.1% in 2005 compared to 26.5% in 2004. The increase relative to sales reflected, in part, changes in revenue mix towards more women's and men's sportswear products with higher gross margin and operating expense ratios to sales. The dollar increase reflected $1.5 million of expenses related to Misook and $1.4 million of incremental professional fees related to the documentation and testing of internal controls as required by the Sarbanes-Oxley Act. The prior period included $.6 million of incremental expense associated with the performance based vesting on February 10, 2004 of 606,500 restricted stock awards.

Operating earnings were $8.5 million in 2005 compared to $5.1 million in 2004 and represented 5.9% of consolidated sales in 2005 and 3.7% of sales in 2004. Men's Apparel Group operating earnings were $11.2 million in 2005 compared to $7.5 million in 2004, attributable to both the higher sales and improved gross margins; tailored clothing products represented the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings were $2.3 million in 2005 compared to $1.4 million in 2004, as the incremental earnings attributable to Misook were partially offset by declines in other lines, including the impact of the private label program which was substantially completed in the second quarter of 2004.

Interest expense was $1.6 million in 2005 compared to $1.5 million in 2004, as the small increase was attributable to a rise in the weighted average interest rate. Consolidated pre-tax earnings were $6.9 million in 2005 compared to $3.6 million in 2004. After reflecting the applicable tax provision, consolidated net earnings were $4.2 million in 2005 compared to $2.2 million in 2004. Diluted earnings per share were $.11 in 2005 compared to $.06 per share in 2004.

Based on current conditions, the Company continues to anticipate a consolidated sales increase for the year ending November 30, 2005 in the low to mid single digit range. In the Men's Apparel Group, tailored clothing revenues should increase, benefitting from the introduction of new licensing programs, but partially offset by the non-renewal of a license which generated approximately $14 million of revenues during 2004. Sportswear product lines are anticipated to increase at the higher price points from expected growth in the Bobby Jones and Ted Baker lines, while moderate priced sportswear revenues are expected to decline from reduced business with the warehouse club channel. Women's Apparel Group revenues, which represented approximately 14% of total sales in 2004, are anticipated to increase, principally from the incremental impact of Misook for the full year, partially offset by the conclusion during 2004 of the one year private label program.

Operating margins are expected to improve on the higher sales due to improved gross margins generally and from product mix. Debt reduction, excluding acquisitions, is anticipated to commence in the second half of the year. The January 2005 extension of the Company's $200 million senior credit facility to February 2009, with an option to February 2010, provides additional flexibility for the Company to implement its operating strategies. Net earnings are anticipated to increase in the 30% - 40% range for the full year over 2004's $15.9 million or $.44 per diluted share.

The Company's longer term objectives are to increase revenues and continue pre-tax margin improvements, with growth realized from a combination of both internal revenue growth and from acquisitions. The Company continues to pursue prudent acquisitions which can produce positive cash flows, are accretive to earnings in the near to mid-term, and which do not create excessive debt leverage.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2004 Annual Report on Form 10-K for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of February 28, 2005, the Company had entered into foreign exchange contracts, aggregating approximately $5.8 million principally attributable to approximately 1.1 million Canadian dollars related to anticipated U.S. dollar collections by the Company's Canadian business in the next three months, approximately 3.2 million Euros primarily related to inventory purchases in the next nine months, and approximately 80 million Japanese yen primarily related to anticipated licensing revenues to be received in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.0 million based on borrowings under the Credit Facility at February 28, 2005. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company's customers include major U.S. retailers (certain of which are under common ownership and control), several of whom reported declines in sales during various monthly periods in 2003 and 2004. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2004 with the largest customer representing approximately 23% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.


Item 4 -- Controls and Procedures
--------------------------------

         (A) Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (B) Changes In Internal Control Over Financial Reporting. As disclosed in the Company's Form 10-K/A filed on March 30, 2005, in connection with the material weakness in internal control over financial reporting described in Management's Report on Internal Control Over Financial Reporting, in the Company's fiscal quarter ended February 28, 2005, the valuation of certain inventory and cost of goods sold described therein have been remediated and new operating unit personnel having enhanced expertise in the supervision over and determination of inventory valuation methodologies have been employed. Other than these changes, there have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         Limitations on the Effectiveness of Controls. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

                         Part II -- OTHER INFORMATION


Item 6.  Exhibits
-----------------

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

                                       HARTMARX CORPORATION


April 8, 2005                          By  /s/ GLENN R. MORGAN
                                           -----------------------------------
                                           Glenn R. Morgan
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                           (Principal Financial Officer)


April 8, 2005                          By  /s/ ANDREW A. ZAHR
                                           -----------------------------------
                                           Andrew A. Zahr
                                           Vice President and Controller

                                           (Principal Accounting Officer)