Form 10-Q
period 2005-05-31
HARTMARX CORP/DE
filed 2005-07-07
CIK 723371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2005

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

                Yes   X               No
                    ------               -------

Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes   X               No
                    ------               -------

At June 30, 2005 there were 36,833,798 shares of the Company's common stock outstanding.

                             HARTMARX CORPORATION

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I - FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Unaudited Consolidated Statement of Earnings
                 for the three months and six months ended
                 May 31, 2005 and May 31, 2004.                          3

                 Unaudited Condensed Consolidated Balance Sheet
                 as of May 31, 2005, November 30, 2004 and
                 May 31, 2004.                                           4

                 Unaudited Condensed Consolidated Statement of
                 Cash Flows for the six months ended May 31, 2005
                 and May 31, 2004.                                       6

                 Notes to Unaudited Condensed Consolidated
                 Financial Statements.                                   7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.         16

     Item 3.     Quantitative and Qualitative Disclosures About
                 Market Risk                                            23

     Item 4.     Controls and Procedures                                23


Part II - OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders     25

     Item 5.    Other Information                                       25

     Item 6.    Exhibits                                                25

     Signatures

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                                                HARTMARX CORPORATION
                                    UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                      (000's Omitted, except per share amounts)

                                                            Three Months Ended                      Six Months Ended
                                                                  May 31,                                May 31,
                                                    ------------------------------------   ------------------------------------
                                                         2005                 2004              2005                 2004
                                                    ---------------      ---------------   ---------------      ---------------
Net sales                                           $      145,742        $     142,383     $     289,564       $      278,996
Licensing and other income                                     283                  334             1,048                  903
                                                    ---------------      ---------------   ---------------      ---------------
                                                           146,025              142,717           290,612              279,899
                                                    ---------------      ---------------   ---------------      ---------------
Cost of goods sold                                          95,165               97,846           190,823              193,709
Selling, general and administrative expenses                40,179               38,402            80,583               74,608
                                                    ---------------      ---------------   ---------------      ---------------
                                                           135,344              136,248           271,406              268,317
                                                    ---------------      ---------------   ---------------      ---------------
Operating earnings                                          10,681                6,469            19,206               11,582
Interest expense                                             1,806                1,579             3,381                3,122
                                                    ---------------      ---------------   ---------------      ---------------
Earnings before taxes                                        8,875                4,890            15,825                8,460
Tax provision                                               (3,450)              (1,930)           (6,195)              (3,340)
                                                    ---------------      ---------------   ---------------      ---------------
Net earnings                                        $        5,425        $       2,960     $       9,630       $        5,120
                                                    ===============      ===============   ===============      ===============

Earnings per share:
   Basic                                            $          .15        $         .08     $         .27       $          .15
                                                    ===============       ==============    ==============      ===============
   Diluted                                          $          .15        $         .08     $         .26       $          .14
                                                    ===============      ===============   ===============      ===============

Dividends per common share                          $            -        $           -     $           -       $            -
                                                    ===============      ===============   ===============      ===============

Average shares outstanding:
   Basic                                                    36,412               34,950            36,168               34,417
                                                    ===============      ===============   ===============      ===============
   Diluted                                                  37,245               36,215            37,020               35,951
                                                    ===============      ===============   ===============      ===============


          (See accompanying notes to unaudited condensed consolidated financial statements)



                                                HARTMARX CORPORATION
                                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                       ASSETS
                                                   (000's Omitted)

                                                                  May 31,             Nov. 30,             May 31,
                                                                   2005                2004                 2004
                                                             -----------------     ---------------      --------------
CURRENT ASSETS
           Cash and cash equivalents                         $       6,459       $       2,356         $       7,735
           Accounts receivable, less allowance
                for doubtful accounts of $5,298,
                $6,735 and $8,402                                  110,899             119,033               116,258
           Inventories                                             149,198             130,139               127,923
           Prepaid expenses                                         10,178               6,843                 5,630
           Deferred income taxes                                    26,203              21,783                14,521
                                                             --------------     ---------------      ----------------
                Total current assets                               302,937             280,154               272,067
                                                             --------------     ---------------      ----------------

GOODWILL                                                            24,049              24,131                23,045
                                                             --------------     ---------------      ----------------

INTANGIBLE ASSETS                                                   34,580              35,594                   447
                                                             --------------     ---------------      ----------------

DEFERRED INCOME TAXES                                               26,062              34,167                52,280
                                                             --------------     ---------------      ----------------

OTHER ASSETS                                                         6,808               7,441                 7,090
                                                             --------------     ---------------      ----------------

INTANGIBLE PENSION ASSET                                            39,411              39,411                42,860
                                                             --------------     ---------------      ----------------

PROPERTIES
           Land                                                      1,886               1,908                 1,980
           Buildings and building improvements                      41,480              35,749                36,395
           Furniture, fixtures and equipment                       101,238             102,733               104,946
           Leasehold improvements                                   26,519              24,664                25,645
                                                             --------------     ---------------      ----------------
                                                                   171,123             165,054               168,966
           Accumulated depreciation and amortization              (137,187)           (137,411)             (141,039)
                                                             --------------     ---------------      ----------------
                Net properties                                      33,936              27,643                27,927
                                                             --------------     ---------------      ----------------
TOTAL ASSETS                                                 $     467,783       $     448,541         $     425,716
                                                             ==============     ===============      ================

                     (See accompanying notes to unaudited condensed consolidated financial statements)



                                                HARTMARX CORPORATION
                                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                         (000's Omitted, except share data)

                                                                        May 31,          Nov. 30,             May 31,
                                                                         2005             2004                 2004
                                                                  ----------------   ----------------    ----------------
CURRENT LIABILITIES
           Current portion of long-term debt                       $       25,699      $      25,679      $       15,648
           Accounts payable and accrued expenses                           72,913             72,905              69,275
                                                                  ----------------   ----------------    ----------------
Total current liabilities                                                  98,612             98,584              84,923
                                                                  ----------------   ----------------    ----------------

NON-CURRENT LIABILITIES                                                    25,142             25,402              12,037
                                                                  ----------------   ----------------    ----------------

LONG-TERM DEBT                                                             80,181             76,353              84,834
                                                                  ----------------   ----------------    ----------------

ACCRUED PENSION LIABILITY                                                  28,204             26,416              43,922
                                                                  ----------------   ----------------    ----------------

SHAREHOLDERS' EQUITY
           Preferred shares, $1 par value;
                2,500,000 authorized and unissued                               -                  -                   -
           Common shares, $2.50 par value; 75,000,000
                shares authorized; 36,763,964 shares
                issued at May 31, 2005, 36,023,846 shares
                issued at November 30, 2004 and 35,889,314
                shares issued at May 31, 2004.                             91,910             90,060              89,723
           Capital surplus                                                 66,457             63,784              63,997
           Retained earnings                                               80,770             71,140              60,395
           Unearned employee benefits                                      (1,167)            (1,332)                  -
           Common shares in treasury, at cost,
                0 at May 31, 2005,
                41,204 at November 30, 2004 and
                413,660 at May 31, 2004.                                        -               (344)             (2,460)
           Accumulated other comprehensive income (loss)                   (2,326)            (1,522)            (11,655)
                                                                  ----------------   ----------------    ----------------
                Total shareholders' equity                                235,644            221,786             200,000
                                                                  ----------------   ----------------    ----------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                               $      467,783      $     448,541      $      425,716
                                                                  ================   ================    ================

                 (See accompanying notes to unaudited condensed consolidated financial statements)



                                                HARTMARX CORPORATION
                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                    OF CASH FLOWS
                                                   (000's Omitted)

                                                                                        Six Months Ended
                                                                              ----------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                  May 31,                   May 31,
                                                                                   2005                      2004
                                                                              ----------------        ----------------

Cash Flows from operating activities:
      Net earnings                                                               $      9,630           $       5,120
      Reconciling items to adjust net earnings to
         net cash provided by operating activities:
            Depreciation and amortization of fixed assets                               2,360                   2,859
            Amortization of long lived assets, intangible assets, and
                 unearned employee benefits                                             1,756                   2,359
            Tax effect of option exercises                                              1,263                   1,482
            Changes in assets and liabilities:
                 Accounts receivable, inventories, prepaid expenses
                      and other assets                                                (14,566)                 (5,488)
                 Accounts payable, accrued expenses and
                      non-current liabilities                                           1,501                   2,522
                 Taxes and deferred taxes on earnings                                   3,800                   1,468
                                                                                --------------        ----------------
Net cash provided by operating activities                                               5,744                  10,322
                                                                                --------------        ----------------

Cash Flows from investing activities:
      Capital expenditures                                                             (8,724)                 (1,729)
      Payments made re: acquisitions                                                   (2,203)                 (1,392)
      Cash proceeds from sale of asset held for sale                                      300                       -
                                                                                --------------        ----------------
Net cash used in investing activities                                                 (10,627)                 (3,121)
                                                                                --------------        ----------------

Cash Flows from financing activities:
      Borrowings (payments) under Credit Facility                                       4,183                  (3,612)
      Payment of other debt                                                              (335)                   (310)
      Grant proceeds related to facility renovation                                       500                       -
      Financing fees and expenses                                                        (400)                      -
      Change in checks drawn in excess of bank balances                                 1,408                    (668)
      Proceeds from exercise of stock options                                           2,773                   1,503
      Other equity transactions                                                           857                     657
                                                                                --------------        ----------------
Net cash provided by (used in) financing activities                                     8,986                  (2,430)
                                                                                --------------        ----------------
Net increase  in cash and cash equivalents                                              4,103                   4,771
Cash and cash equivalents at beginning of period                                        2,356                   2,964
                                                                                --------------        ----------------
Cash and cash equivalents at end of period                                       $      6,459           $       7,735
                                                                                ==============        ================

Supplemental cash flow information:
      Net cash paid during the period for:
         Interest                                                                $      3,189           $       2,844
         Income taxes                                                                   1,004                     196

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


                                              Three Months Ended                           Six Months Ended
                                                    May 31,                                     May 31,
                                     --------------------------------------      --------------------------------------
                                           2005                    2004                2005                     2004
                                     -------------           --------------      -------------            -------------
Basic                                      36,412                   34,950             36,168                   34,417
Dilutive effect of:
        Stock options and awards              784                      790                811                      781
        Restricted stock awards                49                      475                 41                      753
                                     -------------           --------------      -------------            -------------
Diluted                                    37,245                   36,215             37,020                   35,951
                                     =============           ==============      =============            =============


For the three months and six months ended May 31, 2005 and May 31, 2004, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company's common stock was below the grant or award price for the respective period:


                                                  Three Months Ended                         Six Months Ended
                                                        May 31,                                   May 31,
                                         --------------------------------------    --------------------------------------
                                             2005                     2004              2005                     2004
                                         -------------           --------------    -------------            -------------
Anti-dilutive:
           Stock options                          -                   66,685                -                  129,238
           Restricted stock awards                -                        -                -                        -


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


                                                                   Three Months Ended                   Six Months Ended
                                                                        May 31,                             May 31,
                                                             -------------------------------     -------------------------------
                                                                 2005              2004              2005              2004
                                                             --------------    -------------     --------------    -------------
Net earnings, as reported                                    $       5.4        $      3.0         $    9.6        $      5.1
Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all options, net of related tax effects             (0.2)             (0.2)            (0.3)             (0.3)
                                                             --------------    -------------     -------------    -------------
Pro forma net earnings                                       $       5.2        $      2.8         $    9.3        $      4.8
                                                             ==============    =============     =============    =============

Earnings per share:
     Basic - as reported                                     $       .15        $      .08         $    .27        $      .15
                                                             ==============    =============     =============    =============
     Basic - pro forma                                       $       .14        $      .08         $    .26        $      .14
                                                             ==============    =============     =============    =============
     Diluted - as reported                                   $       .15        $      .08         $    .26        $      .14
                                                             ==============    =============     =============    =============
     Diluted - pro forma                                     $       .14        $      .08         $    .25        $      .13
                                                             ==============    =============     =============    =============


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


Note 3

Long-term debt comprised the following (000's omitted):


                                                  May 31,            Nov. 30,             May 31,
                                                   2005                2004                2004
                                               --------------      --------------      --------------
Borrowings under Credit Facility               $      71,113        $     66,930        $     65,062
Industrial development bonds                          17,250              17,250              17,250
Mortgages and other debt                              17,517              17,852              18,170
                                               --------------      --------------      --------------
                                                     105,880             102,032             100,482
Less - current                                        25,699              25,679              15,648
                                               --------------      --------------      --------------
Long-term debt                                 $      80,181        $     76,353        $     84,834
                                               ==============      ==============      ==============


Pursuant to an amendment dated on January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 28, 2010. The Company paid $.4 million to the lender group related to the January 2005 amendment to the Credit Facility. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility continue to be based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 5.0% at May 31, 2005, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of May 31, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At May 31, 2005, the Company had approximately $23 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. During the twelve months ended May 31, 2005, borrowing availability ranged from $35 million to $102 million. At May 31, 2005, additional borrowing availability under the Credit Facility was approximately $76 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral.


Note 4

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months and six months ended May 31, 2005 and May 31, 2004 were as follows (000's omitted):


                                              Three Months Ended                         Six Months Ended
                                                   May 31,                                     May 31,
                                          ------------------------------------    ------------------------------------
                                                2005                 2004                2005                 2004
                                          ---------------     ----------------    ----------------     ---------------
Service cost                              $        1,364        $       1,074        $      2,732         $     2,509
Interest cost                                      3,487                3,203               6,980               7,415
Expected return on plan assets                    (4,636)              (3,795)             (9,279)             (8,167)
Recognized net actuarial gain                         (5)                (228)                (13)                (46)
Net amortization                                     846                  847               1,693               1,693
                                          ---------------     ----------------    ----------------     ---------------
Net periodic pension expense              $        1,056        $       1,101        $      2,113         $     3,404
                                          ===============     ================    ================     ===============


As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months and six months ended May 31, 2005 and May 31, 2004 have been calculated based upon the Company's estimate of pension expense for the respective period.

Through May 31, 2005, approximately $.2 million of contributions had been made to the Company's pension plans. Contributions of approximately $2.2 million were made during June 2005 and the Company anticipates aggregate contributions in the $6 million to $8 million range will be made in fiscal 2005.


Note 5

Inventories at each date consisted of (000's omitted):


                                 May 31,              Nov. 30,              May 31,
                                  2005                 2004                  2004
                           ---------------        ---------------       ---------------
Raw  materials             $       38,685         $       37,560        $       36,862
Work-in-process                     7,943                  7,674                 7,975
Finished goods                    102,570                 84,905                83,086
                           ---------------        ---------------       ---------------
                           $      149,198         $      130,139        $      127,923
                           ===============        ===============       ===============


Inventories are stated at the lower of cost or market. At May 31, 2005, November 30, 2004 and May 31, 2004, approximately 49%, 45% and 49%, respectively, of the Company's total inventories are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


Note 6

On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration is due as Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. The additional consideration anticipated applicable to the six months ending May 31, 2005 was approximately $1.8 million. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid over the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.

If the Misook business is sold within five years of the acquisition date ("Sale Transaction"), the purchase agreement provides, at the option of the seller, for a lump sum payment covering the remaining earnout period based on the average annual contingent consideration earned prior to the date of the Sale Transaction. The Misook acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of Misook are included in the consolidated financial statements from the acquisition date. Misook's results of operations and assets are included in the Women's Apparel Group segment.

The Company has allocated the purchase price to the Misook assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the use of an independent appraisal. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as "estimated amount due seller" (reflected principally in non-current liabilities), in accordance with SFAS No. 141 ("Business Combinations"). Any contingent consideration payable subsequent to the acquisition date is first applied to reduce the amount recorded as "estimated amount due seller", and thereafter to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

Cash consideration                                            $       32,616
Direct acquisition costs                                                 235
                                                              ---------------
Total purchase price                                          $       32,851
                                                              ===============

Allocation of purchase price:
Accounts receivable                                           $        6,715
Inventories                                                            1,155
Other current assets                                                     392
Intangible assets                                                     36,150
Deferred taxes (related to minimum pension liability)                    568
Property, plant and equipment                                             58
Other assets                                                              48
Current liabilities                                                     (428)
Estimated amount due seller                                          (10,455)
Minimum pension liability                                             (1,352)
                                                              ---------------
Total purchase price                                          $       32,851
                                                              ===============


The components of the Intangible Assets listed in the above table as of the acquisition date were as follows (000's omitted):

                                     Amount                       Life
                                -----------------           ------------------
Tradename                       $       28,400             Indefinite
Customer relationships                   3,000             10 years
Supply agreement                         4,400              5 years
Covenant not to compete                    350              4 years
                                ---------------
                                $       36,150
                                ===============

The tradename was deemed to have an indefinite life and, accordingly, is not being amortized, but is subject to periodic impairment testing at future periods in accordance with SFAS No. 142 ("Goodwill and Other Intangible Assets"). The customer relationships and covenant not to compete are being amortized based on estimated weighted cash flows over their life. The supply agreement is being amortized on a straight line basis over the life of the agreement.

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


                               Three Months Ended           Six Months Ended
                                  May 31, 2004                 May 31, 2004
                             ------------------------      --------------------
Net sales                      $   154.7                      $  301.3
Net earnings                         5.5                           9.3
Net earnings per share:
    Basic                            .16                           .27
    Diluted                          .15                           .26

Impairment tests, which involve the use of estimates related to the fair value of the applicable reporting unit with which goodwill and intangible assets not subject to amortization are associated, were performed during the second quarter. These tests indicated that there was no impairment of the recorded goodwill and intangible asset not subject to amortization.


Note 7

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes, where applicable, the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs and certain other costs of the distribution network. The warehousing, picking and packing of finished products totaled $9.9 million in the first six months of 2005 and $9.6 million in the first six months of 2004 and $5.1 million for the second quarter of 2005 and $4.9 million for the second quarter of 2004, and are included as a component of Selling, General and Administrative Expenses.


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

Information on the Company's operations and total assets for the three months and six months ended and as of May 31, 2005 and May 31, 2004 is summarized as follows (in millions):


                                      Men's          Women's
                                     Apparel         Apparel
                                      Group           Group            Adj.          Consol.
                                   ----------       ----------       ---------     -------------


Three Months Ended May 31,
2005
Sales                               $  123.7        $  22.0           $     -       $  145.7
Earnings (loss) before taxes            11.9            2.4              (5.4)           8.9

2004
Sales                               $  121.7        $  20.7           $     -       $  142.4
Earnings (loss) before taxes             7.9            2.4              (5.4)           4.9


Six Months Ended May 31,
2005
Sales                               $  247.7        $  41.9           $     -       $  289.6
Earnings (loss) before taxes            23.0            4.7             (11.9)          15.8
Total assets                           296.4           65.4             106.0          467.8

2004
Sales                               $  240.9        $  38.1           $     -       $  279.0
Earnings (loss) before taxes            15.4            3.8             (10.7)           8.5
Total assets                           268.8           31.2             125.7          425.7



During the three months and six months ended May 31, 2005 and May 31, 2004, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

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

At May 31, 2005 and May 31, 2004, the Men's Apparel Group total assets includes $24.0 million and $23.0 million, respectively, of goodwill related to acquisitions. At May 31, 2005, Women's Apparel Group total assets included intangible assets of $34.5 million related to acquisitions; there were no intangible assets related to acquisitions at May 31, 2004.

Sales and long-lived assets by geographic region are as follows (in millions):


                                            Sales                                        Long-Lived Assets
                 ---------------------------------------------------------------    ---------------------------
                        Three Months Ended              Six Months Ended
                              May 31,                       May 31,                           May 31,
                 -------------------------------  ------------------------------    ---------------------------
                     2005             2004            2005             2004            2005           2004
                 -------------     -------------  --------------   -------------    ----------     ------------
USA                $  139.6        $  136.5        $  278.6        $  269.6        $  136.0        $   98.1
Canada                  5.6             5.4            10.4             9.0             2.7             2.4
All Other               0.5             0.5             0.6             0.4             0.1             0.9
                   ----------      ----------      ----------      ----------      ----------      ------------
                   $  145.7        $  142.4        $  289.6        $  279.0        $  138.8        $  101.4
                   ==========      ==========      ==========      ==========      ==========      ============


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

Note 9

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                                         Six Months Ended
                                                                 -----------------------------------
                                                                      May 31,             May 31,
                                                                       2005               2004
                                                                 ---------------      --------------
      Net earnings                                                  $     9,630        $    5,120
      Other comprehensive income (loss):

          Change in fair value of foreign exchange
             contracts, net of tax                                         (189)             (172)
          Currency translation adjustment, net of tax                      (615)             (283)
                                                                  --------------      --------------
      Comprehensive earnings                                        $     8,826        $    4,665
                                                                  ==============      ==============


The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):




                                                         Fair Value            Foreign             Accumulated
                                    Minimum              of Foreign            Currency                Other
                                    Pension               Exchange            Translation          Comprehensive
                                   Liability              Contracts            Adjustment          Income (Loss)
                                ----------------       ------------------    ------------------   ------------------

Fiscal 2005
---------------------
Balance Nov. 30, 2004           $     (3,425)             $     123            $    1,780           $    (1,522)

Change in fiscal 2005                      -                   (189)                 (615)                 (804)
                                ----------------       ------------------    ------------------     ---------------
Balance May 31, 2005            $     (3,425)             $     (66)           $    1,165           $    (2,326)
                                ================       ==================    ==================     ================

Fiscal 2004
---------------------
Balance Nov. 30, 2003           $    (11,735)             $     249            $      286           $   (11,200)

Change in fiscal 2004                      -                   (172)                 (283)                 (455)
                                ----------------       ------------------    ------------------     -----------------
Balance May 31, 2004            $    (11,735)             $      77            $        3           $   (11,655)
                                ================       ==================    ==================     =================


The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):


Six months ended May 31, 2005                             Pre-tax                Tax               After-Tax
-----------------------------------------------       ----------------      --------------      ---------------
Fair value of foreign exchange contracts               $      (304)           $     115          $     (189)
Foreign currency translation adjustment                       (615)                   -                (615)
                                                      --------------         -------------      ---------------
                                                       $      (919)           $     115          $     (804)
                                                      ==============         =============      ===============

Six months ended May 31, 2004
---------------------------------------------
Fair value of foreign exchange contracts               $      (284)           $     112          $     (172)
Foreign currency translation adjustment                       (468)                 185                (283)
                                                      --------------         ------------       ---------------
                                                       $      (752)           $     297          $     (455)
                                                      ==============         ============       ===============


Note 10

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment", which requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective for the Company's fiscal year beginning December 1, 2005. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact is expected to lower diluted earnings per share in the range of $.03 to $.04.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

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

The Company's principal operational challenges have been to address the following:

<    The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products over the past decade, especially for tailored suits, the Company's core product offering.

<    The need to diversify the Company's product offerings in non-tailored product categories in light of the declining demand for tailored clothing.

<    The market share declines experienced by certain department store retailers, an important distribution channel for the Company.

The Company has continued to expand its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. As described in the Notes to Unaudited Condensed Consolidated Financial Statements, additional contingent consideration is due if Misook achieves certain specified financial performance targets. The acquisition of Misook, which provides for strategic growth opportunities in womenswear and further diversification of non-tailored product categories, contributed $9.0 million in revenues and approximately $.04 in earnings per diluted share to second quarter results in 2005 and $15.8 million in revenues and $.07 in earnings per diluted share to first half results in 2005. The Company acquired the Consolidated Apparel Group ("CAG"), a marketer of moderate priced men's sportswear, in 2001. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company's products, such as through "green grass" and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end sportswear products and through a small number of stores marketing the Bobby Jones and Hickey-Freeman brands.

Sales of non-tailored apparel (men's sportswear, golfwear, slacks and womenswear) represented 46% of total sales during both the first half of 2005 and the first half of 2004. For the full year, non-tailored apparel sales represented 47% of total sales in fiscal 2004 compared to 44% in fiscal 2003. The increase in first half pre-tax earnings to $15.8 million in 2005 from $8.5 million in 2004 reflected a 3.8% revenue increase to $289.6 million from $279.0 million and improved operating margins. A significant portion of these improvements was attributable to Misook, as previously noted.


Liquidity and Capital Resources

November 30, 2004 to May 31, 2005
---------------------------------

For the six months ended May 31, 2005, net cash provided by operating activities was $5.7 million compared to $10.3 million for the six months ended May 31, 2004. The decrease in cash provided by operating activities during the current period over the prior period was attributable to higher working capital, principally inventories. Since November 30, 2004, net accounts receivable decreased $8.1 million or 7% to $110.9 million. Inventories of $149.2 million increased $19.1 million or 15%, reflecting in part the receipt of fall season goods in advance of anticipated shipments. Net properties increased $6.3 million to $33.9 million as capital additions in the current period included approximately $5.8 million related to the in-process renovation of the Hickey-Freeman manufacturing and distribution facility, which is included in buildings and building improvements. Total debt, including current maturities, increased $3.8 million to $105.9 million and was the principal component of net cash provided by financing activities; this increase reflected both higher capital expenditures and working capital. Total debt represented 31% of total capitalization at May 31, 2005 compared to 32% at November 30, 2004. Shareholders' equity increased $13.9 million from the earnings as well as from the favorable impact of stock option exercises and equity sales to the Company's employee stock purchase plan, resulting in 784,322 additional shares issued during the first half of 2005.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2004.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one year renewal at the Company's option (i.e., until February
2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 5.0% at May 31, 2005, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 6.0% at May 31, 2005 compared to 5.0% at May 31, 2004.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of May 31, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

o The Company's customers include major U.S. retailers (certain of which are under common ownership and control). The ten largest customers represented approximately 55% of consolidated sales during fiscal 2004 with the largest customer representing approximately 23% of sales. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial condition and results of operations.


At May 31, 2005, the Company had approximately $23 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. For the trailing twelve months, additional availability levels have ranged from $35 million to $102 million. At May 31, 2005, additional borrowing availability under the Credit Facility was approximately $76 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At May 31, 2005, there were an aggregate of $4.1 million of outstanding foreign exchange contracts primarily attributable to approximately 1.2 million Canadian dollars related to anticipated U.S. dollar collections by the Company's Canadian business in the next three months, approximately 1.8 million Euros related to anticipated inventory purchases to be made in the next six months, and approximately 80 million Japanese yen, primarily related to anticipated licensing revenues in the next three months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

May 31, 2004 to May 31, 2005
----------------------------

Net accounts receivable of $110.9 million decreased $5.4 million or 5%, as the higher sales in the last three months were offset by improved collections; the allowance for doubtful accounts declined $3.1 million to $5.3 million reflecting the write off of amounts previously reserved. The current period included $5.0 million of net receivables related to Misook. Inventories of $149.2 million increased $21.3 million or 17%, primarily attributable to the earlier receipt of foreign sourced inventories in the Men's Apparel Group; inventories attributable to Misook aggregated $1.3 million. The increase in intangible assets to $34.6 million from $.4 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Misook transaction, including the Misook tradename. Net properties of $33.9 million increased $6.0 million, as capital additions, including amounts related to the in-process renovation of the Hickey-Freeman manufacturing and distribution facility, exceeded depreciation expense. At May 31, 2005, cash and equivalents were $6.5 million compared to $7.7 million in the year earlier period. Total debt of $105.9 million increased $5.4 million compared to the year earlier level. Debt levels have been favorably impacted by the higher cash earnings offset by the cash paid related to the Misook acquisition and higher working capital. Total debt represented 31% of total capitalization at May 31, 2005 compared to 33% at May 31, 2004. The increase in non-current liabilities to $25.1 million compared to $12.0 million was principally attributable to the estimated amount due to the seller of the Misook business.

Results of Operations

Second Quarter 2005 Compared to Second Quarter 2004
---------------------------------------------------

Second quarter sales were $145.7 million compared to $142.4 million in 2004. Men's Apparel Group revenues increased 1.6% to $123.7 million. In general, wholesale selling prices for comparable products were approximately even in 2005 compared to 2004, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices decreased approximately 2% from 2004, reflecting a shift in product mix in 2005 from the prior year. Suit unit sales increased approximately 10% and sport coat unit sales increased approximately 7%, each reflecting the effect of new programs, partially offset by the non-renewal of an expiring tailored clothing license. Slack product categories decreased approximately 13%. Slack average wholesale selling prices increased approximately 6% reflecting higher prices for casual pants. While unit sales of sportswear products decreased approximately 21%, attributable to declines in moderate priced sportswear, average wholesale selling prices were 16% higher than 2004, reflecting product mix changes to higher priced products, such as Bobby Jones, with higher gross margins. Women's Apparel Group revenues, which represented approximately 15% of consolidated sales in 2005 and 14% in 2004, increased $1.3 million. The current period included $9.0 million of revenue attributable to Misook; the prior period included $6.4 million related to a one year private label program which commenced in the Fall of 2003 and was substantially completed in the second quarter of 2004. Excluding this program, unit sales of women's apparel increased 16% and average selling prices increased 35%, primarily attributable to Misook. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 47% of total second quarter revenues this year compared to 49% in last year's second quarter.

The consolidated gross margin percentage to sales improved to 34.7% from 31.3% last year. The higher gross margin rate compared to last year's second quarter reflected changes in product mix, improved manufacturing utilization in owned facilities, and continuing cost effective utilization of off-shore contractors for moderate priced tailored clothing. Approximately $5.1 million in 2005 and $4.9 million in 2004 of costs related to warehousing, picking and packing of finished products are included as a component in Selling, General and Administrative Expenses; accordingly, gross margin may not be comparable to those other entities that include all of the costs related to their distribution network in arriving at gross margin. Consolidated selling, general and administrative expenses increased to $40.2 million in the current period compared to $38.4 million in 2004, primarily from $1.5 million attributable to Misook; the ratio to sales was 27.6% in 2005 compared to 27.0% in 2004.

Consolidated operating earnings increased to $10.7 million in 2005 compared to $6.5 million last year, attributable to the Men's Apparel Group, and represented 7.3% of net sales in 2005 and 4.5% of net sales in 2004; the improvement was attributable to the higher gross margin ratio compared to the prior year. Men's Apparel Group operating earnings were $11.9 million in 2005 compared to $7.9 million in 2004, attributable to the higher sales and improved gross margins with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings were $2.4 million in each period, as the effect of the higher sales and operating margins from Misook were offset by the conclusion of the private label program during 2004.

Interest expense increased to $1.8 million this period compared to $1.6 million last year, due to higher average outstanding borrowings and higher rates. Consolidated pre-tax earnings were $8.9 million compared to $4.9 million last year. After reflecting the applicable tax provision, consolidated net earnings were $5.4 million this period compared to $3.0 million last year. Diluted earnings per share was $.15 compared to $.08 per share in 2004.

Six Months 2005 Compared to Six Months 2004
-------------------------------------------

First half sales were $289.6 million compared to $279.0 million in 2004. Men's Apparel Group revenues increased to $247.7 million compared to $240.9 million in the year earlier period. In general, wholesale selling prices for comparable products were approximately even in 2005 compared to 2004, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices decreased approximately 5% from 2004, reflecting a shift in product mix in 2005 compared to the prior year. Suit unit sales decreased approximately 1% reflecting the effect of new programs offset by the non-renewal of an expiring tailored clothing license; sport coat units increased approximately 20% and slack product units increased approximately 35%, each benefitting from the initial shipments of two new separates programs. Slack average wholesale selling prices decreased approximately 18%, reflecting a shift in product mix in the first quarter weighted towards casual pants. While unit sales of sportswear products decreased approximately 21%, attributable to declines in moderate priced sportswear, average wholesale selling prices were 17% higher than 2004, reflecting product mix changes to higher priced products such as Bobby Jones. Women's Apparel Group revenues, which represented approximately 14% of consolidated sales in 2005 and 2004, increased $3.8 million. The current period reflected $15.8 of revenues attributable to Misook. The prior period included $10.7 million related to the now completed one year private label program. Excluding the effect of this program, unit sales of women's apparel increased approximately 25%, and average selling prices increased approximately 25%, each attributable principally to Misook. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 46% of total first half revenues in fiscal 2005 and 2004.

The consolidated gross margin percentage to sales increased to 34.1% compared to 30.6% last year. The higher gross margin rate compared to last year's first half reflected changes in product mix, improved manufacturing utilization in owned facilities, fewer dispositions of off-price tailored clothing units, and continuing cost effective utilization of off-shore contractors for moderate priced tailored clothing. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $9.9 million in 2005 and $9.6 million in 2004 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $80.6 million in 2005 compared to $74.6 million in 2004; the ratio to sales was 27.8% in 2005 compared to 26.7% in 2004. The increase relative to sales reflected, in part, changes in revenue mix among the various product lines. The dollar increase reflected $3.0 million of expenses related to Misook and $1.6 million of incremental professional fees related to the documentation and testing of internal controls as required by the Sarbanes-Oxley Act.

Operating earnings were $19.2 million in 2005 compared to $11.6 million in 2004 and represented 6.6% of consolidated sales in 2005 and 4.2% of sales in 2004. Men's Apparel Group operating earnings were $23.0 million in 2005 compared to $15.4 million in 2004, attributable to both the higher sales and improved gross margins; tailored clothing products represented the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings were $4.7 million in 2005 compared to $3.8 million in 2004, as the incremental earnings attributable to Misook were partially offset by declines in other lines, including the impact of the private label program which was substantially completed in the second quarter of 2004.

Interest expense was $3.4 million in 2005 compared to $3.1 million in 2004, as the small increase was attributable to both higher average borrowings and higher rates. Consolidated pre-tax earnings were $15.8 million in 2005 compared to $8.5 million in 2004. After reflecting the applicable tax provision, consolidated net earnings were $9.6 million in 2005 compared to $5.1 million in 2004. Diluted earnings per share were $.26 in 2005 compared to $.14 per share in 2004.

Based on current conditions, the Company continues to anticipate a consolidated sales increase for the year ending November 30, 2005 in the low to mid single digit percentage range. In the Men's Apparel Group, tailored clothing revenues should increase, benefitting from the introduction of new licensing programs, but partially offset by the non-renewal of a license which generated approximately $14 million of revenues during 2004. Sportswear product lines are anticipated to increase at the higher price points from expected growth in the Bobby Jones and Ted Baker lines, while moderate priced sportswear revenues are expected to decline from reduced business with the warehouse club channel. Women's Apparel Group revenues, which represented approximately 14% of total sales in 2004, are anticipated to increase, principally from the incremental impact of the Misook acquisition for the full year, partially offset by the conclusion during 2004 of the one year private label program.

Operating margins are expected to improve compared to the prior year on the higher sales due to improved gross margins generally and from product mix. Debt reduction compared to year earlier levels, excluding acquisitions, is anticipated to commence in the second half of the year. The January 2005 extension of the Company's $200 million senior credit facility to February 2009, with an option to February 2010, provides additional flexibility for the Company to implement its operating strategies. Net earnings are anticipated to increase in the 40% to 45% range for the full year over 2004's $15.9 million or $.44 per diluted share.

The Company's longer term objectives are to increase revenues and continue pre-tax margin improvements, with growth realized from a combination of both internal revenue growth and from acquisitions. The Company continues to evaluate acquisition opportunities which can produce positive cash flows, are accretive to earnings in the near to mid-term, and which do not create excessive debt leverage.

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

Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of May 31, 2005, the Company had entered into foreign exchange contracts, aggregating approximately $4.1 million principally attributable to approximately 1.2 million Canadian dollars related to anticipated U.S. dollar collections by the Company's Canadian business in the next three months, approximately 1.8 million Euros primarily related to inventory purchases in the next six months, and approximately 80 million Japanese yen primarily related to anticipated licensing revenues to be received in the next three months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.7 million based on borrowings under the Credit Facility at May 31, 2005. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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


Item 4 - Controls and Procedures
--------------------------------

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

         (B) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         Part II -- OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

The annual meeting of the stockholders of the Registrant was held on April 13, 2005. The directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 24, 2005 were elected for one year terms with voting for each as follows:
                                                     Withheld
       Director                    For              Authority
--------------------          --------------      ---------------
Michael F. Anthony              33,054,928             816,620
Jeffrey A. Cole                 32,695,958           1,175,590
James P. Dollive                33,082,913             788,635
Raymond F. Farley               32,857,109           1,014,439
Elbert O. Hand                  31,999,091           1,872,457
Dipak C. Jain                   33,007,959             863,589
Homi B. Patel                   32,903,100             968,448
Michael B. Rohlfs               33,054,189             817,359
Stuart L. Scott                 32,877,033             994,515

The reappointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm was ratified with 33,325,050 shares for, 325,112 opposed and 221,386 shares abstaining.


Item 5.   Other Information
-------   -----------------

(a)       Entry into a Material Definitive Agreement.

On June 30, 2005, Hartmarx Corporation (the "Company") and Glenn R. Morgan, executive vice president, chief financial officer and treasurer, entered into a letter amendment amending the terms of that certain Amended and Restated Employment Agreement Effective as of November 27, 2000 (the "Employment Agreement") between the Company and Mr. Morgan.

The amendment to the Employment Agreement serves to extend the Agreement Period (as therein defined) through December 31, 2005. In all other respects, the Employment Agreement remains unchanged.

Mr. Morgan was elected to his current position in April 2001, and from September 1995 to April 2001, he served as executive vice president and chief financial officer.


Item 6.   Exhibits
-------   --------

          10-F-8 Letter Amendment dated June 30, 2005 to Employment Agreement between the Company and Glenn R. Morgan.

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

                                      HARTMARX CORPORATION


July 7, 2005                          By     /s/ GLENN R. MORGAN
                                         --------------------------------------
                                         Glenn R. Morgan
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer

                                         (Principal Financial Officer)


July 7, 2005                          By   /s/ ANDREW A. ZAHR
                                         --------------------------------------
                                         Andrew A. Zahr
                                         Vice President and Controller

                                         (Principal Accounting Officer)