Form 10-Q
period 2005-08-31
HARTMARX CORP/DE
filed 2005-10-06
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2005

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


Indicate by check mark /whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes __X__   No _____

Indicate by check mark /whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes __X__ No _____

At September 30, 2005 there were 37,111,968 shares of the Company's common stock outstanding.


                                     HARTMARX CORPORATION

                                            INDEX

                                                                                                Page
                                                                                                Number
                                                                                                ------
Part I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Unaudited Consolidated Statement of Earnings for the
                      three months and nine months ended August 31, 2005
                      and August 31, 2004                                                          3

                      Unaudited Condensed Consolidated Balance Sheet
                      as of August 31, 2005, November 30, 2004 and
                      August 31, 2004                                                              4

                      Unaudited Condensed Consolidated Statement of Cash Flows
                      for the nine months ended August 31, 2005
                      and August 31, 2004                                                          6

                      Notes to Unaudited Condensed Consolidated Financial Statements               7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                               15

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                  22

         Item 4.      Controls and Procedures                                                     22


Part II - OTHER INFORMATION

         Item 6.      Exhibits                                                                    24

         Signatures

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              HARTMARX CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                   (000's Omitted, except per share amounts)




                                                               Three Months Ended                      Nine Months Ended
                                                                   August 31,                              August 31,
                                                          ------------------------------         -------------------------------
                                                             2005              2004                  2005              2004
                                                          ------------     -------------         -------------     -------------
Net sales                                                 $   152,134      $    155,783           $   441,698      $    434,779
Licensing and other income                                        690               934                 1,738             1,837
                                                          ------------     -------------         -------------     -------------
                                                              152,824           156,717               443,436           436,616
                                                          ------------     -------------         -------------     -------------
Cost of goods sold                                            101,758           108,200               292,581           301,909
Selling, general and administrative expenses                   38,664            38,750               119,247           113,358
                                                          ------------     -------------         -------------     -------------
                                                              140,422           146,950               411,828           415,267
                                                          ------------     -------------         -------------     -------------
Operating earnings                                             12,402             9,767                31,608            21,349
Interest expense                                                1,757             1,512                 5,138             4,634
                                                          ------------     -------------         -------------     -------------
Earnings before taxes                                          10,645             8,255                26,470            16,715
Tax provision                                                  (4,060)           (3,265)              (10,255)           (6,605)
                                                          ------------     -------------         -------------     -------------
Net earnings                                              $     6,585      $      4,990          $      16,215     $      10,110
                                                          ============     =============         =============     =============

Earnings per share:
    Basic                                                 $       .18            $  .14               $   .45            $  .29
                                                          ============     =============         =============     =============
    Diluted                                               $       .18            $  .14               $   .44            $  .28
                                                          ============     =============         =============     =============

Dividends per common share                                $         -             $   -                $    -             $   -
                                                          ============     =============         =============     =============

Average shares outstanding:
       Basic                                                   36,652            35,285                36,331            34,708
                                                               ======            ======                ======            ======
       Diluted                                                 37,466            36,459                37,174            36,142
                                                               ======            ======                ======            ======



                (See accompanying notes to unaudited condensed
                      consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (000's Omitted)

                                                              Aug. 31,            Nov. 30,           Aug. 31,
                                                                2005                2004               2004
                                                           --------------      -------------      --------------
CURRENT ASSETS

         Cash and cash equivalents                      $       2,158       $      2,356       $       2,752

         Accounts receivable, less allowance
              for doubtful accounts of $5,889,
              $6,735 and $8,956                               131,879            119,033             135,579
         Inventories                                          150,284            130,139             133,069
         Prepaid expenses                                      13,148              6,843               6,982
         Deferred income taxes                                 29,747             21,783              14,521
                                                        --------------      -------------      --------------
              Total current assets                            327,216            280,154             292,903
                                                        --------------      -------------      --------------

GOODWILL                                                       24,130             24,131              23,264
                                                        --------------      -------------      --------------

INTANGIBLE ASSETS                                              34,171             35,594              36,247
                                                        --------------      -------------      --------------

DEFERRED INCOME TAXES                                          19,250             34,167              49,875
                                                        --------------      -------------      --------------

OTHER ASSETS                                                    6,488              7,441               7,115
                                                        --------------      -------------      --------------

INTANGIBLE PENSION ASSET                                       39,411             39,411              42,860
                                                        --------------      -------------      --------------

PROPERTIES
         Land                                                   1,886              1,908               1,980
         Buildings and building improvements                   43,778             35,749              36,452
         Furniture, fixtures and equipment                    102,498            102,733             105,280
         Leasehold improvements                                27,833             24,664              25,933
                                                        --------------      -------------      --------------
                                                              175,995            165,054             169,645
         Accumulated depreciation and amortization           (138,951)          (137,411)           (141,433)
                                                        --------------      -------------      --------------
              Net properties                                   37,044             27,643              28,212
                                                        --------------      -------------      --------------
TOTAL ASSETS                                            $     487,710       $    448,541       $     480,476
                                                        ==============      =============      ==============


                (See accompanying notes to unaudited condensed
                      consolidated financial statements)

                             HARTMARX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                      (000's Omitted, except share data)




                                                                 Aug. 31,            Nov. 30,         Aug. 31,
                                                                   2005                2004            2004
                                                             --------------      -------------      -----------
CURRENT LIABILITIES

           Current portion of long-term debt                 $      25,709       $     25,679       $   15,658

           Accounts payable and accrued expenses                    74,446             72,905           76,408
                                                             --------------      -------------      -----------
                                                                   100,155             98,584           92,066
Total current liabilities
                                                             --------------      -------------      -----------

NON-CURRENT LIABILITIES                                             25,526             25,402           21,408
                                                             --------------      -------------      -----------

LONG-TERM DEBT                                                      91,537             76,353          116,839
                                                             --------------      -------------      -----------

ACCRUED PENSION LIABILITY                                           26,617             26,416           44,272
                                                             --------------      -------------      -----------

SHAREHOLDERS' EQUITY
           Preferred shares, $1 par value;
              2,500,000 authorized and unissued                          -                  -                -
           Common shares, $2.50 par value; 75,000,000
              shares authorized; 37,075,936 shares issued at
              August 31, 2005, 36,023,846 shares issued at
              November 30, 2004 and 35,855,814 shares
              issued at August 31, 2004                             92,690             90,060          89,640

           Capital surplus                                          68,424             63,784          63,826

           Retained earnings                                        87,355             71,140          65,385

           Unearned employee benefits                               (2,963)            (1,332)          (1,439)

           Common shares in treasury, at cost,
              0 at August 31, 2005,
              41,204 at November 30, 2004 and
              35,109 at August 31, 2004                                  -               (344)            (249)

           Accumulated other comprehensive income (loss)            (1,631)            (1,522)         (11,272)
                                                             --------------      -------------      -----------
              Total shareholders' equity                           243,875            221,786          205,891
                                                             --------------      -------------      -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $     487,710       $    448,541       $  480,476
                                                             ==============      =============      ===========



                (See accompanying notes to unaudited condensed
                      consolidated financial statements)

                             HARTMARX CORPORATION
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                (000's Omitted)


                                                                                       Nine Months Ended
                                                                          -------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                            Aug. 31,               Aug. 31,
                                                                              2005                   2004
                                                                          --------------        ---------------
Cash Flows from operating activities:
      Net earnings                                                        $      16,215         $     10,110
      Reconciling items to adjust net earnings to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                           3,618                4,188
          Amortization of long lived assets, intangible assets, and
              unearned employee benefits                                          2,593                3,671
          Tax effect of option exercises                                          1,455                1,674
          Changes in assets and liabilities, net of effect of
                   acquisition:
              Accounts receivable, inventories, prepaid expenses
                   and other assets                                             (39,125)             (24,734)
              Accounts payable, accrued expenses and
                   non-current liabilities                                         (891)               5,539
              Taxes and deferred taxes on earnings                                7,031                4,386
                                                                          --------------        -------------
Net cash provided by (used in) operating activities                              (9,104)               4,834
                                                                          --------------        -------------

Cash Flows from investing activities:
      Payments made re: acquisitions                                             (2,203)             (33,517)
      Capital expenditures                                                      (13,023)              (3,243)
      Cash proceeds from sale of asset held for sale                                300                    -
                                                                          --------------        -------------
Net cash used in investing activities                                           (14,926)             (36,760)
                                                                          --------------        -------------

Cash Flows from financing activities:
      Borrowings under Credit Facility                                           15,719               28,561
      Payment of other debt                                                        (505)                (468)
      Grant proceeds related to facility renovation                               3,437                    -
      Financing fees and expenses                                                  (400)                   -
      Change in checks drawn in excess of bank balances                           1,287                  300
      Proceeds from exercise of stock options                                     3,269                2,257
      Other equity transactions                                                   1,025                1,064
                                                                          --------------        -------------
Net cash provided by financing activities                                        23,832               31,714
                                                                          --------------        -------------
Net decrease  in cash and cash equivalents                                         (198)                (212)
Cash and cash equivalents at beginning of period                                  2,356                2,964
                                                                          --------------        -------------
Cash and cash equivalents at end of period                                $       2,158         $      2,752
                                                                          ==============        =============

Supplemental cash flow information:
      Net cash paid (received) during the period for:
          Interest                                                        $       5,118         $      4,513
          Income taxes                                                            1,672                 (235)


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


                                   Three Months Ended       Nine Months Ended
                                       August 31,               August 31,
                                  ------------------        -----------------
                                    2005       2004           2005       2004
                                  -------    -------         ------     ------

Basic                              36,652     35,285         36,331    34,708
Dilutive effect of:
   Stock options and awards           753        867            795       829
   Restricted stock awards             61        307             48       605
                                  -------     ------       --------   -------
Diluted                            37,466     36,459         37,174    36,142
                                  =======     ======       ========   =======

For the three months and nine months ended August 31, 2005 and August 31, 2004, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company's common stock was below the grant or award price for the respective period:
                                  Three Months Ended         Nine Months Ended
                                      August 31,                August 31,
                                  -------------------       ------------------
                                    2005       2004           2005       2004
                                  -------    -------        -------    -------
Anti-dilutive:
   Stock options                    1,304     59,135            438    74,550
   Restricted stock awards        191,500    201,500        191,500   201,500


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



                                                              Three Months Ended             Nine Months Ended
                                                                  August 31,                     August 31,
                                                          ---------------------------    -------------------------
                                                               2005           2004            2005         2004
                                                          ------------   ------------    ------------ ------------
Net earnings, as reported                                 $        6.6           $5.0         $16.2          $10.1
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all options, net of related tax effects            (0.3)          (0.1)         (0.6)          (0.4)
                                                          ------------   ------------    ----------   ------------
Pro forma net earnings                                    $        6.3           $4.9          $15.6          $9.7
                                                          ============   ============    ==========   ============

Earnings per share:
    Basic - as reported                                   $        .18   $        .14    $      .45   $        .29
                                                          ============   ============    ==========   ============
    Basic - pro forma                                     $        .17   $        .14    $      .43   $        .28
                                                          ============   ============    ==========   ============
    Diluted - as reported                                 $        .18   $        .14    $      .44   $        .28
                                                          ============   ============    ==========   ============
    Diluted - pro forma                                   $        .17   $        .13    $      .42   $       .27
                                                          ============   ============    ==========   ============




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


Note 3

Long-term debt comprised the following (000's omitted):

                                           Aug. 31,     Nov. 30,      Aug. 31,
                                             2005        2004          2004
                                         -----------   ----------   -----------
Borrowings under Credit Facility         $   82,649     $ 66,930     $  97,234
Industrial development bonds                 17,250       17,250        17,250
Mortgages and other debt                     17,347       17,852        18,013
                                         -----------   ----------   -----------
                                            117,246      102,032       132,497
Less - current                               25,709       25,679        15,658
                                         -----------   ----------   -----------
Long-term debt                           $   91,537     $ 76,353     $ 116,839
                                         ===========   ==========   ===========

Pursuant to an amendment dated on January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 28, 2010. The Company paid $.4 million to the lender group related to the January 2005 amendment to the Credit Facility. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility continue to be based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 5.2% at August 31, 2005, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of August 31, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At August 31, 2005, the Company had approximately $23 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. During the twelve months ended August 31, 2005, borrowing availability ranged from $43 million to $102 million. At August 31, 2005, additional borrowing availability under the Credit Facility was approximately $79 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due
 September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral.


Note 4

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months and nine months ended August 31, 2005 and August 31, 2004 were as follows (000's omitted):


                                     Three Months Ended      Nine Months Ended
                                         August 31,             August 31,
                                   ---------------------- ---------------------
                                     2005         2004        2005         2004
                                   --------   ----------  ----------  ----------
Service cost                       $ 1,253    $   1,225   $   3,985   $   3,655
Interest cost                        3,877        3,640      10,857      11,252
Expected return on plan assets      (4,894)      (4,005)    (14,173)    (12,401)
Recognized net actuarial gain         (246)         (83)       (259)        (18)
Net amortization                       847          847       2,540       2,540
                                   --------   ----------  ----------  ----------
Net periodic pension expense       $   837    $   1,624   $   2,950   $   5,028
                                   ========   ==========  ==========  ==========

Through August 31, 2005, approximately $2.6 million of contributions had been made to the Company's pension plans. In September, an additional $2 million was contributed to the Company's principal pension plan. The Company anticipates aggregate contributions in the $6 million to $8 million range will be made in fiscal 2005.


Note 5

Inventories at each date consisted of (000's omitted):

                          Aug. 31,            Nov. 30,            Aug. 31,
                           2005                2004                2004
                         ------------      -------------      -------------
Raw  materials           $   37,770        $    37,560        $    35,904
Work-in-process               7,539              7,674              6,634
Finished goods              104,975             84,905             90,531
                         ------------      -------------      -------------
                         $  150,284        $   130,139        $   133,069
                         ============      =============      =============

Inventories are stated at the lower of cost or market. At August 31, 2005, November 30, 2004 and August 31, 2004, approximately 48%, 45% and 45%, respectively, of the Company's total inventories are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


Note 6

On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration is due as Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. The additional consideration anticipated applicable to the nine months ending August 31, 2005 was approximately $2.9 million. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid over the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.

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


                               Three Months               Nine Months
                                 Ended                      Ended
                             August 31, 2004            August 31, 2004
                           ------------------        ---------------------
Net sales                      $163.0                     $460.5
Net earnings                      6.9                       14.9
Net earnings per share:
    Basic                          .19                        .43
    Diluted                        .19                        .41

Impairment tests, which involve the use of estimates related to the fair value of the applicable reporting unit with which goodwill and intangible assets not subject to amortization are associated, were performed during the second quarter. These tests indicated that there was no impairment of the recorded goodwill and intangible asset not subject to amortization.


Note 7

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes, where applicable, the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs and certain other costs of the distribution network. The warehousing, picking and packing of finished products totaled $14.9 million in the first nine months of 2005 and $14.2 million in the first nine months of 2004 and $5.0 million for the third quarter of 2005 and $4.6 million for the third quarter of 2004, and are included as a component of Selling, General and Administrative Expenses.


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

Information on the Company's operations and total assets for the three months and nine months ended and as of August 31, 2005 and August 31, 2004 is summarized as follows (in millions):




                                                 Men's             Women's
                                                Apparel            Apparel
                                                 Group              Group              Adj.             Consol.
                                             ---------------    --------------     --------------    ---------------
Three Months Ended August 31,
2005
Sales                                        $129.6                  $22.5              $    -           $152.1
Earnings (loss) before taxes                   13.1                    2.7                (5.2)            10.6

2004
Sales                                        $136.9                  $18.9              $    -           $155.8
Earnings (loss) before taxes                   12.4                    1.2                (5.3)             8.3


Nine Months Ended August 31,
2005
Sales                                        $377.3                  $64.4              $    -           $441.7
Earnings (loss) before taxes                   36.2                    7.4               (17.1)            26.5
Total assets                                  319.9                   68.3                99.5            487.7

2004
Sales                                        $377.7                  $57.1              $    -           $434.8
Earnings (loss) before taxes                   27.8                    5.0               (16.1)            16.7
Total assets                                  291.3                   67.9               121.3            480.5





During the three months and nine months ended August 31, 2005, there were no intergroup sales. During the three months and nine months ended August 31, 2004, there was $.3 million of sales from the Men's Apparel Group to the Women's Apparel Group. These sales were eliminated from Men's Apparel Group sales. During all periods, there was no change in the basis of measurement of group earnings or loss.

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

At August 31, 2005 and August 31, 2004, the Men's Apparel Group total assets includes $24.1 million and $23.3 million, respectively, of goodwill related to acquisitions. At August 31, 2005 and August 31, 2004, Women's Apparel Group total assets included intangible assets of $34.1 million and $35.9 million, respectively, related to acquisitions.

Sales and long-lived assets by geographic region are as follows (in millions):



                                               Sales                                         Long-Lived Assets
                  ----------------------------------------------------------------      ----------------------------
                       Three Months Ended                 Nine Months Ended
                           August 31,                         August 31,                        August 31,
                  -----------------------------      -----------------------------      ----------------------------

                     2005              2004             2005              2004             2005            2004
                  ------------      -----------      ------------      -----------      ------------    ------------
USA               $  147.5            $150.9           $426.1            $420.5           $138.1          $134.2
Canada                 4.2               4.3             14.6              13.3              3.0             2.6
All Other              0.4               0.6              1.0               1.0              0.1             0.9
                  ------------      -----------      ------------      -----------      ------------    ------------
                  $  152.1            $155.8           $441.7            $434.8           $141.2          $137.7
                  ============      ===========      ============      ===========      ============    ============


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

Note 9

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):
                                                           Nine Months Ended
                                                      -------------------------
                                                        Aug. 31,    Aug. 31,
                                                          2005         2004
                                                      ------------  -----------
   Net earnings                                       $16,215        $10,110
   Other comprehensive income (loss):

     Change in fair value of foreign exchange            (132)          (147)
         contracts, net of tax
     Currency translation adjustment, net of tax           23             75
                                                    ----------        --------
                    $
   Comprehensive earnings                             $16,106         10,038
                                                    ==========      ==========


The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):



                                                        Fair Value of           Foreign         Accumulated
                                      Minimum              Foreign              Currency           Other
                                      Pension             Exchange             Translation      Comprehensive
                                     Liability            Contracts            Adjustment       Income (Loss)
                                    -------------      ----------------      -------------     ---------------
Fiscal 2005
--------------------------------
Balance Nov. 30, 2004               $    (3,425)        $     123            $      1,780       $   (1,522)
Change in fiscal 2005                         -              (132)                     23             (109)
                                    -------------     -------------          -------------        ------------
Balance August 31, 2005             $    (3,425)        $      (9)           $      1,803       $   (1,631)
                                    =============     =============          =============        ============

Fiscal 2004
--------------------------------
Balance Nov. 30, 2003               $   (11,735)        $     249            $        286       $  (11,200)
Change in fiscal 2004                         -              (147)                     75              (72)
                                    -------------     -------------          -------------        ------------
Balance August 31, 2004             $   (11,735)        $     102            $        361       $  (11,272)
                                    =============     =============          =============        ============




The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):


Nine months ended August 31, 2005                         Pre-tax         Tax          After-Tax
---------------------------------------------------    ----------      ----------      ----------
Fair value of foreign exchange contracts               $    (210)       $      78       $   (132)
Foreign currency translation adjustment                       23               -              23
                                                       ----------      ----------      ----------
                                                       $    (187)       $      78       $   (109)
                                                       ==========      ==========      ==========

Nine months ended August 31, 2004
---------------------------------------------------
Fair value of foreign exchange contracts               $    (247)       $     100       $   (147)
Foreign currency translation adjustment                     (110)             185             75
                                                       ----------      ----------      ----------
                                                       $    (357)       $     285       $    (72)
                                                       ==========      ==========      ==========


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

The Company has continued to expand its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and acquisitions. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. As described in the Notes to Unaudited Condensed Consolidated Financial Statements, additional contingent consideration is due if Misook achieves certain specified financial performance targets. The acquisition of Misook, which provides for strategic growth opportunities in womenswear and further diversification of non-tailored product categories, contributed $9.4 million in revenues and approximately $.05 in earnings per diluted share to third quarter results in 2005 and approximately $25.3 million in revenues and $.12 in earnings per diluted share for the nine months ended August 31, 2005; the prior year's third quarter and year-to-date results reflected $4.3 million of revenues and $.01 of earnings per diluted share attributable to Misook. The Company acquired the Consolidated Apparel Group ("CAG"), a marketer of moderate priced men's sportswear, in 2001. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company's products, such as through "green grass" and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end sportswear products and through a small number of stores marketing the Bobby Jones and Hickey-Freeman brands.

Sales of non-tailored apparel (men's sportswear, golfwear, slacks and womenswear) represented 45% of total sales during the first nine months of both 2005 and 2004. For the full year, non-tailored apparel sales represented 47% of total sales in fiscal 2004 compared to 44% in fiscal 2003. The increase in pre-tax earnings for the nine months to $26.5 million in 2005 from $16.7 million in 2004 reflected a 1.6% revenue increase to $441.7 million from $434.8 million and improved operating margins. A significant portion of these improvements was attributable to Misook, as previously noted.


Liquidity and Capital Resources

November 30, 2004 to August 31, 2005
------------------------------------

For the nine months ended August 31, 2005, net cash used in operating activities was $9.1 million compared to $4.8 million net cash provided by operating activities for the nine months ended August 31, 2004. The decrease in cash provided by operating activities during the current period over the prior period reflected the higher cash earnings offset by higher working capital, principally inventories. Since November 30, 2004, net accounts receivable increased $12.8 million or 11% to $131.9 million, reflecting normal seasonal shipments in the Men's Apparel Group. Inventories of $150.3 million increased $20.1 million or 15% reflecting in part the earlier receipt of foreign sourced inventories in advance of anticipated shipments and retailers requests to delay delivery of goods. Net properties increased $9.4 million to $37.0 million as capital additions in the current period included approximately $7.7 million related to the in-process renovation of the Hickey-Freeman manufacturing and distribution facility, which is included in buildings and building improvements. This project will be completed during the fourth quarter, at which time related depreciation and amortization will commence. Total debt, including current maturities, increased $15.2 million to $117.2 million and was the most significant component of net cash provided by financing activities; this increase reflected both higher capital expenditures and seasonal working capital increases. Total debt represented 32% of total capitalization at both August 31, 2005 and November 30, 2004. Shareholders' equity increased $22.1 million from the earnings as well as from the favorable impact of stock option exercises and equity sales to the Company's employee stock purchase plan, resulting in 906,794 additional shares issued during the first nine months of 2005.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2004.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one year renewal at the Company's option (i.e., until February
2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 5.2% at August 31, 2005, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 6.2% at August 31, 2005 compared to 5.0% at August 31, 2004.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of August 31, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

At August 31, 2005, the Company had approximately $23 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. For the trailing twelve months, additional availability levels have ranged from $43 million to $102 million. At August 31, 2005, additional borrowing availability under the Credit Facility was approximately $79 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At August 31, 2005, there were an aggregate of $2.7 million of outstanding foreign exchange contracts primarily attributable to approximately .9 million Canadian dollars related to anticipated U.S. dollar collections by the Company's Canadian business in the next three months and approximately 1.5 million Euros related to anticipated inventory purchases to be made in the next nine months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

August 31, 2004 to August 31, 2005
----------------------------------

Net accounts receivable of $131.9 million decreased $3.7 million or 3%, primarily attributable to the lower sales in the last three months; the allowance for doubtful accounts declined $3.1 million to $5.9 million reflecting the write off of amounts previously reserved. Inventories of $150.3 million increased $17.2 million or 13%, primarily attributable to the earlier receipts of foreign sourced inventories in the Men's Apparel Group and retailers requests to delay delivery of goods. Net properties of $37.0 million increased $8.8 million, as capital additions, including amounts related to the renovation of the Hickey-Freeman manufacturing and distribution facility, exceeded depreciation expense. Total debt represented 32% of total capitalization at August 31, 2005 compared to 39% at August 31, 2004. Total debt of $117.2 million decreased $15.3 million compared to the year earlier level. Debt levels have been favorably impacted by the higher cash earnings, partially offset by higher working capital. The increase in non-current liabilities to $25.5 million compared to $21.4 million was principally attributable to the grant proceeds received or to be received related to the Hickey-Freeman renovation. These amounts will amortized over the same period of time the building renovation costs will be depreciated.


Results of Operations

Third Quarter 2005 Compared to Third Quarter 2004
-------------------------------------------------

Third quarter sales were $152.1 million compared to $155.8 million in 2004. Men's Apparel Group revenues decreased 5.3% to $129.6 million, reflecting declines in both tailored clothing and moderate priced sportswear product categories. In general, wholesale selling prices for comparable products were approximately even in 2005 compared to 2004, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices were about the same as the prior year. Suit unit sales decreased approximately 7% and sport coat unit sales decreased approximately 1%, each reflecting the non-renewal of an expiring tailored clothing license, partially offset by the effect of new programs. Slack product categories increased approximately 16% reflecting new moderate price slack programs. Slack average wholesale selling prices decreased approximately 14% reflecting the more moderate priced pants. While unit sales of sportswear products decreased approximately 30%, attributable to declines in moderate priced sportswear, average wholesale selling prices were 15% higher than 2004, reflecting product mix changes to higher priced products, such as Bobby Jones, with higher gross margins. Women's Apparel Group revenues, which represented approximately 15% of consolidated sales in 2005 and 12% in 2004, increased $3.6 million. The current period included $5.1 million of incremental revenue attributable to Misook; the prior period included $2.2 million related to the one year private label program completed in June 2004. Excluding the effect of this program, unit sales of women's apparel increased approximately 17% and average selling prices increased approximately 18%, primarily attributable to Misook. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 44% of total third quarter revenues this year compared to 43% in last year's third quarter.

The consolidated gross margin percentage to sales improved to 33.1% from 30.5% last year. The higher gross margin rate compared to last year's third quarter reflected changes in product mix, improved manufacturing utilization in owned facilities, and continuing cost effective utilization of off-shore contractors for moderate priced tailored clothing. Approximately $5.0 million in 2005 and $4.6 million in 2004 of costs related to warehousing, picking and packing of finished products are included as a component in Selling, General and Administrative Expenses; accordingly, gross margin may not be comparable to those other entities that include all of the costs related to their distribution network in arriving at gross margin. Consolidated selling, general and administrative expenses of $38.7 million were the same as in 2004, as higher selling and occupancy costs and $.5 million incremental expenses attributable to Misook were offset by $1.3 million lower professional fees related to the documentation and testing of internal controls as required by the Sarbanes-Oxley Act; the ratio to sales was 25.4% in 2005 compared to 24.9% in 2004.

Consolidated operating earnings increased to $12.4 million in 2005 compared to $9.8 million last year and represented 8.2% of net sales in 2005 and 6.3% of net sales in 2004; the improvement was attributable to the higher gross margin ratio compared to the prior year. Men's Apparel Group operating earnings were $13.3 million in 2005 compared to $12.4 million in 2004, attributable to improved gross margins with tailored clothing products representing the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings were $2.7 million in 2005 and $1.2 million in 2004, primarily from the higher sales and operating margins from Misook being included in operating results for the entire quarter in 2005.

Interest expense increased to $1.8 million this period compared to $1.5 million last year, principally due to higher rates. Consolidated pre-tax earnings were $10.6 million compared to $8.3 million last year. After reflecting the applicable tax provision, consolidated net earnings were $6.6 million this period compared to $5.0 million last year. Diluted earnings per share were $.18 compared to $.14 per share in 2004.

Nine Months 2005 Compared to Nine Months 2004
---------------------------------------------

Consolidated sales were $441.7 million compared to $434.8 million in 2004. Men's Apparel Group revenues of $377.3 million in the current year were about even with the year earlier period of $377.7 million, as increases in the tailored clothing product categories were about offset by declines in moderate priced sportswear. In general, wholesale selling prices for comparable products were approximately even in 2005 compared to 2004, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices decreased approximately 3% from 2004, reflecting a shift in product mix in 2005 compared to the prior year. Suit unit sales decreased approximately 3% reflecting the effect of new programs offset by the non-renewal of an expiring tailored clothing license; sport coat units increased approximately 13% and slack product units increased approximately 29%, each benefitting from the shipments of two new separates programs during 2005. Slack average wholesale selling prices decreased approximately 17%, reflecting a shift in product mix weighted towards casual pants. While unit sales of sportswear products decreased approximately 24%, attributable to declines in moderate priced sportswear, average wholesale selling prices were 16% higher than 2004, reflecting product mix changes to higher priced products such as Bobby Jones. Women's Apparel Group revenues, which represented approximately 15% of consolidated sales in 2005 and 13% in 2004, increased $7.4 million. The current period reflected $20.9 million of incremental revenues attributable to Misook. The prior period included $12.9 million related to the one year private label program completed in June 2004. Excluding the effect of this program, unit sales of women's apparel increased approximately 22% and average selling prices increased approximately 22%, each attributable principally to Misook. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 45% of nine month revenues in both fiscal 2005 and fiscal 2004.

The consolidated gross margin percentage to sales increased to 33.8% compared to 30.6% last year. The higher gross margin rate compared to last year's nine months reflected changes in product mix, improved manufacturing utilization in owned facilities, fewer dispositions of off-price tailored clothing units, and continuing cost effective utilization of off-shore contractors for moderate priced tailored clothing. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $14.9 million in 2005 and $14.2 million in 2004 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $119.2 million in 2005 compared to $113.4 million in 2004; the ratio to sales was 27.0% in 2005 compared to 26.1% in 2004. The increase relative to sales reflected, in part, changes in revenue mix among the various product lines. The dollar increase reflected higher selling and occupancy costs, $3.5 million of incremental expenses related to Misook, and $.2 million of incremental professional fees related to the documentation and testing of internal controls as required by the Sarbanes-Oxley Act.

Operating earnings improved to $31.6 million in 2005 from $21.3 million in 2004 and represented 7.2% of consolidated sales in 2005 and 4.9% of sales in 2004. Men's Apparel Group operating earnings were $36.2 million in 2005 compared to $27.8 million in 2004, attributable to the improved gross margins; tailored clothing products represented the most significant contributor to earnings and cash flow in each year. Women's Apparel Group operating earnings were $7.4 million in 2005 compared to $5.0 million in 2004, as the incremental earnings attributable to Misook were partially offset by declines in other lines, including the impact of the private label program which was substantially completed in the second quarter of 2004.

Interest expense was $5.1 million in 2005 compared to $4.6 million in 2004, as the increase was attributable to both higher average borrowings and higher rates. Consolidated pre-tax earnings were $26.5 million in 2005 compared to $16.7 million in 2004. After reflecting the applicable tax provision, consolidated net earnings were $16.2 million in 2005 compared to $10.1 million in 2004. Diluted earnings per share were $.44 in 2005 compared to $.28 per share in 2004.

There are indications that retailers' near term expectations are being impacted unfavorably by the high gas prices, lower consumer confidence and uncertainty of the aftermath of the hurricanes. Certain sales delayed in the third quarter are expected to be shipped during the Company's fourth quarter. Based on current conditions, the Company anticipates a consolidated sales increase for the year ending November 30, 2005 at the low end of previous guidance of a low to mid single digit increase. In the Men's Apparel Group, tailored clothing revenues should increase slightly with the introduction of new licensing programs, partially offset by the non-renewal of a license which generated approximately $14 million of revenues during 2004. Sportswear product lines are anticipated to increase at the higher price points but decline overall due to lower moderate priced sportswear sales from reduced business with the warehouse club channel. Women's Apparel Group revenues, which represented approximately 14% of total sales in 2004, are anticipated to increase from the incremental impact of the Misook acquisition for the full year, largely offset by the one year private label program completed in June 2004.

Operating margins are expected to improve compared to the prior year on the higher sales due to improved gross margins generally and from product mix. The January 2005 extension of the Company's $200 million senior credit facility to February 2009, with an option to February 2010, provides flexibility for the Company to implement its operating strategies, including acquisitions similar in size to Misook. Net earnings are anticipated to increase in the 30% to 40% range for the full year over 2004's $15.9 million or $.44 per diluted share, in line with guidance provided at the beginning of the Company's fiscal year, but more cautious than the most recent mid-year guidance of a 40% to 45% full year improvement.

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


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of August 31, 2005, the Company had entered into foreign exchange contracts, aggregating approximately $2.7 million principally attributable to approximately .9 million Canadian dollars related to anticipated U.S. dollar collections by the Company's Canadian business in the next three months and approximately 1.5 million Euros primarily related to inventory purchases in the next nine months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.8 million based on borrowings under the Credit Facility at August 31, 2005. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

         (B) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         Part II -- OTHER INFORMATION


Item 6.       Exhibits
-------       --------

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

                              HARTMARX CORPORATION


October 6, 2005                By  /s/ GLENN R. MORGAN
                                   -------------------
                                  Name:  Glenn R. Morgan
                                  Title: Executive Vice President,
                                         Chief Financial Officer and Treasurer

                                  (Principal Financial Officer)


October 6, 2005               By  /s/ ANDREW A. ZAHR
                                  ------------------
                                  Name:  Andrew A. Zahr
                                  Title: Vice President and Controller

                                  (Principal Accounting Officer)