Form 10-K
period 2005-11-30
HARTMARX CORP/DE
filed 2006-02-13
CIK 723371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes             No    ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of May 31, 2005 was approximately $343,000,000.

On January 31, 2006, 37,193,429 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement dated February 24, 2006 for the Annual Meeting of Stockholders to be held April 20, 2006 are incorporated by reference into Part III of this report.

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

Established in 1872, the Company believes it is the largest manufacturer and marketer of men’s suits and sport coats (“men’s tailored clothing”) in the United States. From this established position, Hartmarx has diversified into casual pants, men’s and women’s sportswear, including golfwear, dress furnishings (shirts and ties) and women’s apparel.

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group (“MAG”) and Women’s Apparel Group. MAG designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license, to an extensive range of retail department and specialty stores. Product price points comprise luxury, premium and moderate. The Women’s Apparel Group markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and through a direct to consumer operation offering a wide range of apparel and accessories to business and professional women through its catalogs and e-commerce website. The Operating Segment Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the accompanying Notes to Consolidated Financial Statements further describe the Company’s operations.

Substantially all of the Company’s products are sold to a wide variety of retail channels under established brand names, both owned and under license, or to a much lesser extent utilizing the private labels of major retailers. The Company owns two of the most recognized brands in men’s tailored clothing—Hart Schaffner Marx®, which was introduced in 1887, and Hickey-Freeman®, which dates from 1899. The Company also offers its products under other brands which it owns such as Exclusively Misook®, Christopher Blue®, Wörn®, L Paseo™, Sansabelt®, Racquet Club®, Palm Beach®, Barrie Pace®, Aura™, Naturalife®, Pusser’s of the West Indies®, Society Brand Ltd.™, Coppley®, Keithmoor®, Cambridge®, Royal Shirt™ and Brannoch™; and under exclusive license agreements for specified product lines including Tommy Hilfiger®, Jack Nicklaus®, Golden Bear®, Bobby Jones®, Burberry® men’s tailored clothing, Austin Reed®, Perry Ellis®, Kenneth Cole®, Ted Baker®, DKNY Donna Karan New York®, Jeffrey Banks®, Jhane Barnes®, Blassport®, Claiborne®, Pierre Cardin®, Lyle & Scott®, Wimbledon®, JAG® and Starington™. To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into 56 license or sublicense agreements with third parties for specified product lines to produce, market and distribute apparel in 29 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North and South America, selling golfwear in 20 countries.

On October 31, 2005, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (“Simply Blue”), a privately-held marketer of women’s jeans. On July 20, 2004, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. (“Misook”), a privately-held marketer of women’s designer knitwear. These acquisitions further expanded and diversified the Company’s women’s product offerings.

This 2005 Annual Report on Form 10-K contains forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the

Company has identified these forward-looking statements by words such as “anticipates”, “believes”, “could”, “continues”, “estimates”, “expects”, “may”, “intends”, “projects”, “plans”, “should”, “will” or the negatives thereof or other comparable terminology. Additionally, the Company may from time to time make other oral or written statements that are also forward-looking statements. While the Company believes that the assumptions underlying such forward-looking information are reasonable based on present conditions, forward-looking statements made by the Company are not guarantees of future performance as actual results could differ materially from those expressed or implied in the forward-looking statements as a result of various factors. Accordingly, the Company has identified various important risk factors which could cause the Company’s actual financial results to differ materially from any such results which might be projected, forecasted or estimated by the Company in written or oral forward-looking statements including, but not limited to, the following:

•	The apparel environment is cyclical and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The overall retail economy in the United States could affect retailers’ expectations of future apparel product sales. A more pessimistic evaluation by retailers compared to 2005 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company’s sales and earnings could also be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

•	The Company’s two largest customers represented approximately 20% and 11% of consolidated sales, respectively, in fiscal 2005. The Company’s ten largest customers represented approximately 55% of consolidated sales in both 2005 and 2004. The Company believes it maintains an excellent business relationship with these customers. During 2005, there were several changes in ownership control regarding certain of the Company’s larger customers, including Federated’s acquisition of the May Company stores. The Company is not aware of any significant change in orders expected to be received during fiscal 2006 from this or any other large customer. However, an unanticipated decline in sales with the Company’s largest customers could adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase sales volume with other existing customers.

•	Substantially all of the Company’s men’s and women’s sportswear, including denim products, men’s ties, women’s career wear and designer knitwear, and a portion of its men’s tailored suits, sport coats, slack and dress shirts production are manufactured utilizing independent contractors, a significant percentage of which are located outside of the United States. The Company is dependent upon the contractors’ ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, unanticipated political or economic disruptions in these countries and/or currency fluctuations could adversely impact overall Company profitability.

•	The tailored clothing market has stabilized in recent periods after experiencing unit declines over the past decade. Also, certain retailers have been increasing their direct sourcing of apparel products, including tailored clothing, especially at the moderate price points, under brands exclusive to the retailer. The Company has been, among other things, reducing overall product costs, including increased off-shore sourcing, introducing new brands with higher gross margin potential, and placing less emphasis on brands which do not have the potential of achieving acceptable profit margins. While the overall tailored clothing unit declines have demonstrated signs of abating, sales and profitability would be adversely affected if the demand for tailored clothing continues to decline, or if wholesale prices decline further, or if large retailers increase their direct sourcing of tailored clothing.

•	Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company’s casual and sportswear product offerings may not offset the potential decline in tailored clothing unit sales.

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

•	The Company is not dependent on any one fabric supplier. Fabric purchases from the Company’s ten largest fabric suppliers approximated 50 percent of the total fabric requirements in fiscal 2005 compared to 42 percent in fiscal 2004. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from these suppliers could adversely affect production scheduling and ultimately the Company’s ability to meet customer delivery dates.

•	The importation of certain categories of the Company’s products have been subject to quotas limiting the quantity of such products that may be imported into the United States under the terms of bilateral agreements between certain of the major apparel exporting countries and the United States. Generally, the Company relies on its suppliers and vendors to secure the visas or licenses required. If the suppliers and vendors fail to secure the necessary visas or licenses, the Company’s supply chain could be disrupted as the inventories covered by such export license or visa could be denied entry into the United States. The 1994 Agreement on Textiles and Clothing among World Trade Organization (“WTO”) countries eliminated textile and apparel product quotas for WTO countries, including the United States, on January 1, 2005. As a result of this quota elimination, a realignment of the Company’s supply chain is occurring.

•	Notwithstanding this quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may reimpose quotas on specific categories of products in the event it is determined that imports from China have created a market disruption for such categories of products (so called “safeguard quota”). Both the United States and the European Union have reimposed quotas on several product categories from China and may reimpose quotas on additional categories in the future. China is an important source of production for certain products marketed by the Company, and the reimposition of safeguard quotas on products from China could cause disruption in or changes to the Company’s supply chain and could result in lower gross margins than anticipated.

•	The Company believes its liquidity and expected cash flows are sufficient to finance its operations. However, if current economic trends worsen, operating cash flow and capital resources could be reduced. During fiscal 2005, the Company’s variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $76 million under its senior credit facility. During 2005, the Company experienced a favorable reduction in the applicable borrowing rate benchmarks with its current credit facility, reducing borrowing costs compared to the replaced facility; however, the overall increase in short term borrowings rates more than offset the favorable effect of the benchmark reduction. A large increase in total borrowings and/or in the borrowing rates under the senior credit facility could adversely affect profitability.

•	The Company is not aware of and has assumed no significant adverse impact of pending or threatened litigation matters.

Certain of the above described risk factors are also discussed in the “Liquidity and Capital Resources” caption in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Products Produced and Services Rendered

The Company’s merchandising strategy is to market a wide selection of men’s tailored clothing, sportswear and dress furnishings, and women’s career apparel, designer knitwear and sportswear, including denim products, across a wide variety of fashion directions, price points and distribution channels. MAG represented approximately 85% of sales in 2005, 86% of sales in 2004 and 89% of sales in 2003. Women’s Apparel Group represented approximately 15% of sales in 2005, 14% of sales in 2004 and 11% of sales in 2003. As a manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Its men’s tailored clothing and slacks are manufactured in seven Company operated facilities located in the United States and three facilities in Canada, as well as at numerous independent contractors located principally outside of the United States. Some of the Company’s dress furnishings are produced at a Company operated facility in Canada. However, the Company utilizes domestic and foreign contract manufacturers to produce a substantial portion of its moderate priced tailored clothing, its non-tailored clothing products, principally men’s, as well as women’s career apparel and sportswear, including denim products, in accordance with Company specifications and production schedules.

Sources and Availability of Raw Materials

Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company’s principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company’s specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company’s exclusive use. Approximately 68% of the raw materials purchased by the Company in fiscal 2005 was acquired from foreign mills. Purchases from foreign mills, especially with respect to higher quality fabrics, reflect both enhanced diversity of available styles relative to United States sourced fabric and reduced duties on such foreign purchases. A substantial portion of these purchases is denominated in United States dollars. Purchases from the Company’s largest fabric supplier represented approximately 10% of the Company’s total fabric requirements in fiscal 2005 compared to 8% in 2004 and approximately 5% in 2003. No other supplier accounts for over 7% of the Company’s fiscal 2005 total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

Competition and Customers

The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men’s clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men’s tailored clothing and men’s slacks with expected retail prices over $50. The Company’s women’s apparel sales do not represent a significant percentage of the total market for women’s apparel sales. The Company’s customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company’s largest customer, Dillard’s Department Stores, represented approximately 20%, 23% and 26% of consolidated sales in 2005, 2004 and 2003, respectively. In 2005, Nordstrom’s represented approximately 11% of net sales and less than 10% of net sales in both 2004 and 2003. The Company’s top ten customers represented approximately 55% of sales in 2005 and 2004, and 56% in 2003.

Advance Orders

As of November 30, 2005 and 2004, advance orders for the next Spring season aggregated approximately $165 million and $158 million, respectively, all of which will be or were shipped within the subsequent six months. Backlog information is not necessarily indicative of sales to be expected for the following year due to the level of in-stock EDI replenishment programs with many retailers and differences between years when the retailer places orders for the Company’s products.

Geographic Distribution of Sales

Information on sales and long-lived assets by geographic region for the fiscal years ended November 30, 2005, 2004 and 2003 is included in the Operating Segment Information note to the Consolidated Financial Statements of this Form 10-K.

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

With the acquisition of Simply Blue in October 2005, the Company acquired the Christopher Blue, Wörn and L Paseo tradenames, as well as the rights to the JAG trademark under a design services agreement. In 2004, the Company entered into license agreements with Jeffrey Banks, Jhane Barnes, Bill Blass and Donna Karan, principally relating to tailored clothing product categories; sales were initiated during 2005 relating to these product lines and were not significant. The Evan Picone license agreement expired December 31, 2004 and was not renewed. Annual sales of Evan Picone products during 2004 were approximately $14 million.

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

Employees

The Company presently has approximately 4,100 employees, of which approximately 92% are employed in MAG. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with UNITE HERE, formerly the Union of Needletrades, Industrial & Textile Employees. The Company considers its employee relations to be satisfactory.

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

Sales and receivables are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Payment terms are generally 30 to 60 days from the date of shipment. With respect to the tailored clothing advance order shipments, customary industry trade terms are 60 days. In-stock shipments generally have 30 day terms. Peak borrowing levels occur towards the end of March and September, just prior to the collection of receivables from men’s tailored clothing advance order shipments. Borrowing availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters.

Availability of Reports Filed with the Securities and Exchange Commission, Code of Conduct, Corporate Governance Guidelines and Charters for Committees of the Board of Directors

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Company website, www.hartmarx.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also available on the website under the heading “Investor Relations” are current copies of the Company’s Code of Conduct and Ethics, its Corporate Governance Guidelines and Charters for the Audit and Finance, Compensation and Stock Option, and Nominating and Governance Committees of the Board of Directors. Print copies of the current Corporate Governance Guidelines, or the respective committee charters are also available at no charge to stockholders upon request addressed to the Corporate Secretary at Hartmarx Corporation, 101 North Wacker Drive, Chicago, IL 60606. The Company’s internet website and the information contained therein or incorporated therein are not intended to be and are not incorporated into this Annual Report on Form 10-K.

Item 2—Properties

The Company’s principal executive and administrative offices are located in Chicago, Illinois. Its office, manufacturing and distribution operations are conducted at the following locations:

Location	Approximate floor area in square feet	Principal Use	Expiration date of material leases
Anniston, AL	72,000	Manufacturing	2010
Buffalo, NY	280,000	Manufacturing; distribution; office	2015
Cape Girardeau, MO	167,000	Manufacturing; distribution	*
Chaffee, MO	28,000	Distribution	2009
Chicago, IL	77,000	Executive and admin. offices	2009
Des Plaines, IL	361,000	Manufacturing; distribution	*
Easton, PA	220,000	Distribution; office	*
Michigan City, IN (2 locations)	266,000	Distribution; office	*
New York, NY (14 locations)	110,000	Sales offices/showrooms/retail store/distribution	2006 to 2015
Rector, AR	52,000	Manufacturing	*
Redmond, WA	14,000	Distribution; office	2007
Rochester, NY	233,000	Manufacturing; distribution; office	*
Rock Island, IL	43,000	Manufacturing	*
Rouses Point, NY	30,000	Distribution	2006
Hamilton, Ontario, Canada (3 locations)	164,000	Manufacturing; distribution; office	2008
Concord, Ontario, Canada	24,000	Manufacturing	2009

* Properties owned by the Registrant

The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the “Commitments and Contingencies” note to the Consolidated Financial Statements of this Form 10-K.

In fiscal 2005, the Company completed a significant modernization of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, at a cost of $8.0 million. In connection with this project, the Company has entered into agreements with various local and state governmental agencies, in which the various agencies have agreed to reimburse the Company for $5.0 million of the modernization costs in the form of participating grants; an additional $.7 million has been or will be received related to this modernization from non-governmental sources. Approximately $4.6 million of reimbursements have been received as of November 30, 2005. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

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

Name	Position	Age	Years of Service with Company
Homi B. Patel	Chairman, President and Chief Executive Officer (Director since 1994)	56	26
Glenn R. Morgan	Executive Vice President, Chief Financial Officer and Treasurer	58	26
Taras R. Proczko	Senior Vice President, General Counsel and Secretary	51	25
Raymond C. Giuriceo	Vice President and Managing Director—International Licensing	62	44
Andrew A. Zahr	Vice President and Controller; Chief Accounting Officer	62	33

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

Mr. Giuriceo was elected to his current position as Vice President and Managing Director—International Licensing in November 1992.

Mr. Zahr was elected to his current position as Vice President and Controller in April 1998.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company’s common stock for the past three fiscal years were as follows:

	2005		2004		2003
	High	Low	High	Low	High	Low
First Quarter	$9.05	$7.38	$6.73	$4.00	$2.72	$1.82
Second Quarter	10.29	8.11	6.35	5.29	2.68	1.90
Third Quarter	10.48	8.34	7.85	5.95	3.56	2.37
Fourth Quarter	9.25	6.09	8.82	6.25	4.62	3.39

The Company has not paid a quarterly cash dividend since November 1991. Generally, dividends may be paid so long as excess borrowing availability, as set forth in the Credit Facility, exceeds $25 million, after reflecting the payment of such dividends.

As of January 31, 2006, there were approximately 3,500 holders of the Common Stock. The number of holders was estimated by adding the number of registered holders furnished by the Company’s registrar together with the number of participants in the Company’s Savings Investment and Stock Ownership Plan.

Item 6—Selected Financial Data

The following table summarizes data for the fiscal years 2001 through 2005. The Company’s complete audited financial statements and notes thereto for the three years ended November 30, 2005 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data In Thousands, Except Per Share Data For Years Ended November 30	2005	2004	2003	2002(1)	2001(2)
Net sales	$598,167	$586,413	$561,849	$570,300	$600,200
Licensing and other income	2,118	2,445	1,898	2,723	3,098
Cost of goods sold	395,680	396,272	392,350	405,822	448,693
Selling, general and administrative expenses	159,063	160,207	148,788	150,201	158,034
Restructuring charge	—	—	—	(366)	(11,625)
Settlement proceeds re: termination of systems project	—	—	—	4,500	—
Operating earnings (loss)	45,542	32,379	22,609	21,134	(15,054)
Interest expense	(7,182)	(6,474)	(7,429)	(15,509)	(14,409)
Refinancing expense	—	—	(795)	(4,202)	(114)
Earnings (loss) before taxes	38,360	25,905	14,385	1,423	(29,577)
Tax (provision) benefit	(14,805)	(10,040)	(5,680)	(557)	11,683
Net earnings (loss)	23,555	15,865	8,705	866	(17,894)
Diluted earnings (loss) per share	.63	.44	.25	.03	(.60)
Cash dividends per share	—	—	—	—	—
Diluted average number of common shares and equivalents	37,212	36,286	34,645	33,163	30,013

Balance Sheet Data In Thousands, Except Per Share Data At November 30
Cash and cash equivalents	$1,257	$2,356	$2,964	$6,854	$1,555
Accounts receivable	123,058	119,033	117,778	126,221	140,163
Inventories	153,263	130,139	124,010	115,175	150,394
Other current assets	37,775	28,626	19,508	17,912	24,685
Net properties	37,250	27,643	29,323	32,555	35,691
Intangible pension asset	35,963	39,411	42,860	46,308	14,462
Goodwill, intangible assets and other assets	82,282	67,166	31,285	30,317	29,407
Deferred taxes	23,797	34,167	53,636	61,722	46,783
Total assets	494,645	448,541	421,364	437,064	443,140
Accounts payable and accrued expenses	99,841	98,307	78,342	83,875	85,709
Total debt	119,513	102,032	104,404	123,364	171,553
Accrued pension liability	29,445	26,416	46,167	51,254	—
Shareholders’ equity	245,846	221,786	192,451	178,571	185,878
Equity per share	6.62	6.16	5.49	5.21	6.15

Other Data In Thousands For Years Ended November 30
Depreciation and amortization of fixed assets	5,111	5,559	5,870	6,291	6,840
Amortization of intangible assets, long-lived assets, unearned employee benefits and debt discount	3,666	4,447	3,017	7,667	2,157
Capital expenditures(3)	14,588	4,180	2,566	3,351	9,801

(1)	2002 results reflect a restructuring charge of $.4 million and $4.5 million settlement proceeds related to a legal action initiated in 1999 against the provider of enterprise resource planning software.
(2)	2001 results reflect restructuring charges of $11.6 million, as well as additional non-recurring items included in cost of sales and operating expense captions, all associated with the Company’s facility closings and other cost reduction actions.
(3)	Capital expenditures for 2005 include modernization of the Company’s Hickey-Freeman manufacturing and distribution facility as previously described in Item 2—Properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provide additional information relating to the comparability of the information presented above.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group (“MAG”) and Women’s Apparel Group. MAG designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women’s Apparel Group markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers, offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website. The MAG segment represented 85% of consolidated sales in 2005, 86% in 2004 and 89% in 2003. The Women’s Apparel Group segment represented 15% of consolidated sales in 2005, 14% in 2004 and 11% in 2003.

The Company’s principal operational challenges have been to address the following:

•	The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products over the past decade, especially for tailored suits, the Company’s core product offering.

•	The need to diversify the Company’s product offerings in non-tailored product categories in light of the reduced demand for tailored clothing.

•	The continuing consolidation of national and regional retailers, an important distribution channel for the Company, along with market share declines experienced by certain department store retailers.

•	Ongoing deflation of apparel prices and large retailers’ increasing emphasis on direct sourcing of their product offerings.

Implementation of the Company’s operational strategies during the three year period ended November 30, 2005 resulted in an improvement in pre-tax earnings to $38.4 million in 2005 from $25.9 million in 2004 and $14.4 million in 2003. The three year earnings improvement was attributable to both the higher sales and increased operating margins. Operating margins as a percentage of sales increased to 7.6% in 2005 from 5.5% in 2004 and 4.0% in 2003, and the pre-tax margin on sales improved to 6.4% in 2005 from 4.4% in 2004 and 2.6% in 2003. Consolidated revenues were $598.2 million in 2005, $586.4 million in 2004 and $561.8 million in 2003. The decline in total debt from $123.4 million at the beginning of fiscal 2003 to $119.5 million at November 30, 2005 principally reflected the repayment of debt from the cash provided by operating activities, which was offset by approximately $59 million of borrowings to fund acquisitions during this three year period.

The Company has continued to expand its non-tailored clothing product offerings through acquisitions, internally developed programs and new licensing arrangements. On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together “Simply Blue”), a designer and marketer of upscale women’s jeans products sold through leading specialty and department stores. The purchase price for Simply Blue as of the acquisition date was $21 million. As described in the Notes to Consolidated Financial Statements, additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. (“Misook”), a designer and marketer of upscale women’s knit products sold through leading specialty and department stores.

The purchase price for Misook as of the acquisition date was $32.6 million. As described in the Notes to Consolidated Financial Statements, additional contingent consideration is due annually if Misook achieves certain specified financial performance targets over the five year period following the acquisition. Approximately $5.0 million of contingent consideration has been paid or is payable through November 30, 2005 related to the Misook acquisition. The Simply Blue and Misook acquisitions, which provide for strategic growth opportunities in womenswear and further diversification of non-tailored product categories, together contributed approximately $34 million in revenues and $.17 in earnings per diluted share for the year ended November 30, 2005; the prior year’s results reflected over $11 million in revenues and approximately $.04 in earnings per diluted share. In 2001, the Company acquired the Consolidated Apparel Group (“CAG”), a marketer of moderate priced men’s sportswear. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company’s non-tailored products, such as through “green grass” and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end men’s sportswear products. Sales of non-tailored product categories (men’s sportswear, golfwear, slacks and womenswear) were 46% of total sales in 2005 compared to 47% in 2004. Sales of non-tailored product categories are expected to increase in fiscal 2006 from the full year of Simply Blue business.

The Company began reducing the number of its domestically owned tailored clothing facilities during the 1990’s in response to declining demand, and initiated sourcing of moderate-priced tailored clothing to non-domestic unaffiliated contractors in order to lower costs and improve margins. During 2001, the recessionary economic climate and generally weak retail apparel sales resulted in the Company accelerating its gross margin improvement and cost reduction actions initiated previously. The actions during 2001 included the wind-up of certain moderate-priced tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, early voluntary retirement programs and other administrative workforce reductions. Accordingly, in fiscal 2001, the Company reported a restructuring charge of $11.6 million, which included costs for severance and related fringe benefits, estimated closing costs for owned facilities or exit costs for leased facilities and the write-down of fixed assets to estimated fair values for facilities closed or to be closed. One additional manufacturing facility was closed in 2002, completing the restructuring program.

The improved results in 2003, 2004 and 2005 reflected the effects of actions taken regarding product line diversification, administrative cost reductions and working capital management. As a percentage of sales, consolidated gross margins increased during this three-year period to 33.9% in 2005 from 32.4% in 2004 and 30.2% in 2003, reflecting the changing product mix, lower product costs, improved manufacturing utilization of owned manufacturing facilities, and the reduction or elimination of lower margin programs and product offerings. Selling, general and administrative expenses were $159.1 million in 2005, $160.2 million in 2004 and $148.8 million in 2003.

Results of Operations

Consolidated revenues were $598.2 million in 2005 compared to $586.4 million in 2004 and $561.8 million in 2003. Operating earnings improved to $45.5 million in 2005 from $32.4 million in 2004 and $22.6 million in 2003.

The following summarizes sales and operating earnings for the Company’s business segments (in millions):

	Year Ended November 30,
	2005	2004	2003
Sales:
Men’s Apparel Group	$511.1	$506.7	$501.7
Women’s Apparel Group	87.1	79.7	60.1

Total	$598.2	$586.4	$561.8

Operating earnings:
Men’s Apparel Group	$51.3	$41.0	$29.9
Women’s Apparel Group	8.9	7.5	4.3
Other and adjustments	(14.7)	(16.1)	(11.6)

Total	$45.5	$32.4	$22.6

Men’s Apparel Group

MAG revenues were $511.1 million in 2005, $506.7 million in 2004 and $501.7 million in 2003. The revenue increase in 2005 compared to 2004 was attributable to higher tailored clothing (suits and sportcoats) product revenues, partially offset by lower sportswear product sales in the moderate priced point category. In general, wholesale selling prices for comparable products were approximately even in 2005 compared to 2004. Tailored clothing average wholesale selling prices decreased approximately 3% from 2004, reflecting the shift in product mix in 2005 compared to the prior year. Suit unit sales decreased approximately 4% reflecting the non-renewal of an expired tailored clothing license, partially offset by the effect of new programs; sport coat units increased approximately 19% and slack product units increased approximately 9%, each benefitting from the shipments of a new separates program during 2005. Slack average wholesale selling prices decreased approximately 5%, reflecting a shift in product mix weighted towards casual pants. Unit sales of sportswear products decreased approximately 26%, principally attributable to declines in moderate priced sportswear sales to the warehouse club channel; average wholesale selling prices were 21% higher than 2004, reflecting product mix changes weighted more to higher priced products such as Bobby Jones. Unit sales of moderate priced sportswear are expected to improve during 2006 from increased business with department and specialty stores.

The revenue increase in 2004 compared to 2003 was attributable to higher tailored clothing product revenues. Sportswear revenues were up slightly as higher priced sportswear sales were largely offset by declines in moderate priced sportswear sales to the warehouse club channel. In general, wholesale selling prices for comparable products were approximately even in 2004 compared to 2003. Tailored clothing average wholesale selling prices increased slightly from 2003, reflecting a shift in product mix in 2004 compared to the prior year and fewer off-price dispositions. Unit sales of tailored clothing product categories changed from the prior year as follows: suits increased approximately 2%; sport coats decreased approximately 6%. Slack product categories increased approximately 21% in units while average wholesale selling prices decreased approximately 8% reflecting a shift in product mix to lower priced casual pants. While unit sales of sportswear products decreased 6%, average wholesale prices were approximately 7% higher than 2003 reflecting product mix changes to higher priced products.

MAG operating earnings were $51.3 million in 2005 compared to $41.0 million in 2004 and $29.9 million in 2003, with tailored clothing products representing the most significant contributor to sales, earnings and cash flow in each year, reflecting the higher margins realized from the higher price point product offerings, which were strong in the fourth quarter and full year of 2005. Operating expenses were $110.9 million in 2005 compared to $114.9 million in 2004 and $114.4 million in 2003. The increase in MAG operating earnings over this three year period reflected the higher sales, the improved gross margin ratio to sales (31.3% vs. 30.3% vs. 28.4%) and favorable operating expense leverage.

Women’s Apparel Group

Women’s Apparel Group sales, comprising approximately 15% of consolidated sales in 2005 compared to 14% in 2004 and 11% in 2003, aggregated $87.1 million in 2005, $79.7 million in 2004 and $60.1 million in 2003. The following table summarizes the revenues attributable to acquisitions and a one year duration private label program (in millions):

	Sales
	2005	2004	2003
Ongoing product lines	$52.6	$55.5	$50.5
Acquisitions	34.5	11.3	—
Private label program	—	12.9	9.6

	$87.1	$79.7	$60.1

The current year reflected $21.7 million of incremental revenues attributable to Misook and $1.5 million related to Simply Blue. The prior year included $12.9 million related to the one year private label program completed in June 2004. Excluding the effect of this program, unit sales of women’s apparel increased approximately 15% and average selling prices increased approximately 16%, each attributable principally to Misook. The 2004 revenue increase compared to 2003 was principally attributable to the inclusion of $11.3 million of Misook sales following the July 2004 acquisition and the effect of a one year private label program, which commenced in the Fall of 2003 and was substantially completed during the second fiscal quarter of 2004. As noted above, this private label program aggregated $12.9 million in revenues in 2004 compared to $9.6 million in 2003. Excluding the impact of the private label program, unit sales of women’s apparel increased approximately 34%; approximately one-half of the unit increase was attributable to Misook. Average selling prices declined less than 1%, with an increase attributable to Misook offsetting a decline in the other product lines taken as a whole.

Women’s Apparel Group generated operating earnings of $8.9 million compared to $7.5 million in 2004 and $4.3 million in 2003. The operating earnings improvement in 2005 from 2004 was attributable to both the incremental sales and operating margins from the Misook business for the full year offset in part by a decline in operating earnings attributable to the other women’s wholesale lines, principally from lower sales, including the completed one year private label program. In 2005, the Misook business contributed approximately $11.4 million to operating earnings. Simply Blue had a small operating loss for the one month ended November 30, 2005. Segment gross margins improved to 48.6% from 46.0%, while operating expenses increased $4.4 million to $33.5 million, which reflected the full year of Misook operating expenses. The operating earnings improvement in 2004 from 2003 was principally attributable to both the increased sales and improved operating margins. In fiscal 2004, the Misook business contributed approximately $2.7 million to operating earnings. Segment gross margins improved to 46.0% from 45.2%, primarily from the inclusion of Misook, while operating expenses, which included the Misook operating expenses, increased $6.3 million to $29.1 million.

Gross Margins. The consolidated gross margin percentage of sales was 33.9% in 2005, 32.4% in 2004 and 30.2% in 2003. The improvement in the 2005 gross margin rate compared to 2004 as well as 2004 compared to 2003 reflected the ongoing changes to product mix, refinements to off-shore sourcing alternatives, reduced duties on fabric purchases, and efficient manufacturing utilization in the Company’s tailored clothing facilities. As previously noted, MAG and Women’s Apparel Group gross margins each improved in 2005 compared to 2004 and in 2004 compared to 2003.

Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $20.0 million in 2005, $18.9 million in 2004 and $19.0 million in 2003 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $159.1 million in 2005, $160.2 million in 2004 and $148.8 million in 2003. As a percentage of sales, the expense ratio was 26.6% in 2005 compared to 27.3% in 2004 and 26.5% in 2003. The percentage decline in 2005 compared to 2004 resulted from favorable operating expense leverage on the higher sales. The small dollar decrease in 2005 compared to 2004 reflected higher selling and occupancy expenses, including those related to additional retail stores, and $2.7 million of incremental expenses related to Misook, which were offset by various administrative expense reductions, and $.9 million lower professional fees related to documentation and testing of internal controls as required by the Sarbanes-Oxley Act. The current year also reflected a partial recovery of $.4 million related to an insurance claim; an additional amount in the range of $.6 million to $1.6 million is potentially recoverable in fiscal 2006. The dollar increase in 2004 and increase as a percentage of sales compared to 2003 included incremental expenses of $3.0 million related to the Misook business, $1.1 million of incremental expenses associated with additional Bobby Jones stores and $4.4 million of professional fees related to the documentation and testing of internal controls over financial reporting as required by the Sarbanes-Oxley Act, partially offset by a real estate tax refund relating to the Company’s corporate office. The increase relative to sales in part also reflected changes in revenue mix towards men’s sportswear and women’s products with higher gross margin and operating expense ratios to sales.

Advertising expenditures, including costs related to the Barrie Pace direct-to-consumer catalog operation, were $23.2 million in 2005, $22.8 million in 2004 and $20.3 million in 2003, representing 3.9%, 3.9% and 3.6% of consolidated sales, respectively. The $2.5 million increase in 2004 from 2003 primarily reflected higher expenditures to advertise tailored clothing products.

Operating Earnings. Operating earnings were $45.5 million in 2005, $32.4 million in 2004 and $22.6 million in 2003, representing 7.6%, 5.5% and 4.0% of sales, respectively.

Interest Expense. Interest expense was $7.2 million in 2005, $6.5 million in 2004 and $7.4 million in 2003, representing 1.2% of sales in 2005, 1.1% in 2004 and 1.3% in 2003. The increase in 2005 from 2004 was principally attributable to higher rates, as well as slightly higher average borrowings. The decrease in 2004 from 2003 was principally attributable to lower average borrowings as average borrowing rates were about the same. Interest expense included non-cash amortization of financing fees and expenses of $.4 million in 2005 and $.6 million in 2004 and 2003. Fiscal 2003 also included $.1 million of interest expense representing debt discount amortization related to the now retired 12.5% senior unsecured notes. The effective interest rate for all borrowings, including non-cash amortization costs, was 6.0% in 2005 and 5.5% in 2004 and 2003. The Company’s weighted average short term borrowing rate for the year was 5.0% in 2005 and 3.8% in 2004 and 2003. Although total debt levels by year end 2006 are expected to decrease, interest expense for 2006 is anticipated to increase compared to 2005 from increases to variable rate borrowings pegged to LIBOR and the additional borrowings incurred for the October 2005 purchase of Simply Blue.

Refinancing Expense. Fiscal 2003 included $.8 million related to the write-off of unamortized debt discount and issue costs from the January 2003 early retirement of the then outstanding $10.3 million of 12.5% senior unsecured notes.

Pre-Tax Earnings and Net Earnings. Pre-tax earnings improved to $38.4 million in 2005 compared to $25.9 million in 2004 and $14.4 million in 2003. The Company’s effective income tax rate was 38.6% in 2005, 38.8% in 2004 and 39.5% in 2003; the effective tax rate in 2004 reflected recognition of available benefits of tax operating losses in Canada. Net earnings were $23.6 million or $.63 per diluted share in 2005 compared to $15.9 million or $.44 per diluted share in 2004 and $8.7 million or $.25 per diluted share in 2003.

Liquidity and Capital Resources

Total debt at November 30, 2005 of $119.5 million increased $17.5 million compared to the year earlier level, attributable to the $21 million paid for the October 2005 Simply Blue acquisition. The $24.7 million of borrowings classified as current at November 30, 2005 reflects anticipated debt reduction during fiscal 2006, which excludes the impact of future acquisitions, if any. Total cash provided by operating activities aggregated $7.4 million in 2005, $36.9 million in 2004 and $15.1 million in 2003. The decrease in 2005 compared to 2004 reflected the higher cash earnings offset by higher working capital requirements, primarily inventories; the year over year increase in inventory levels, attributable primarily to tailored clothing inventories, is expected to gradually moderate during fiscal 2006. Operating activities were also unfavorably impacted by a reduction in operating liabilities, principally related to pensions. The increase in 2004 compared to 2003 primarily reflected the increase in earnings and increase in operating liabilities. As discussed below, the Company has significant federal tax operating loss carryforwards available to offset current taxable income otherwise payable. Net cash used in investing activities was $36.6 million in 2005, $38.2 million in 2004 and $4.0 million in 2003. The amount in 2005 reflected the $21 million related to the Simply Blue acquisition and $1.2 million of earnout payments related to acquisitions consummated prior to fiscal 2005, $7.3 million paid related to the modernization of the Hickey-Freeman manufacturing and distribution facility (exclusive of $4.6 million of grant monies received which are reflected in financing activities), and $3.0 million related to the opening of a Hickey-Freeman store in New York City and a Bobby Jones store in Hawaii. The increase in 2004 compared to 2003 was principally attributable to the Misook acquisition. The $28.1 million cash provided by financing activities in 2005 reflected the additional borrowings required to finance the Simply Blue acquisition, $4.6 million of grant proceeds related to the Hickey-Freeman modernization and equity sale transactions attributable to employee stock purchases, including stock option exercises. The $.7 million cash provided by financing activities in 2004 reflected equity sale transactions, net of the small overall debt reduction during the year. During 2003, net cash used in financing activities was $14.9 million, principally reflecting debt repayments. Total debt, including borrowings classified as short term, represented 33% of the Company’s total $365.4 million capitalization at November 30, 2005, compared to 32% at November 30, 2004. The slightly higher debt capitalization ratio was attributable to the increase in total debt at November 30, 2005 compared to 2004, offset in part from the increased earnings and higher equity sales.

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”) replacing a $200 million facility scheduled to mature in June 2003. Pursuant to an amendment dated as of January 3, 2005 and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 5.9% at November 30, 2005, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. At November 30, 2005, the stated interest rate on all borrowings on a weighted average basis was approximately 6.6% compared to 5.5% at November 30, 2004.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales, and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of November 30, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which can affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements. Risk factors are described in Item 1—Business of this Form 10-K. The following summarizes certain of the risk factors included in Item 1:

•	The apparel environment is cyclical, and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The tailored clothing market relating to suits has stabilized in recent periods after experiencing unit declines over the previous several years. If the tailored clothing market declines further or if large retailers increase their direct sourcing of tailored clothing, the Company’s sales and profitability would be adversely affected.

•	Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these sportswear and casual product offerings may not offset the declines in the tailored clothing unit sales.

•	The Company’s customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2005 with the two largest customers representing approximately 20% and 11% of sales, respectively. During 2005, there were several changes in ownership control regarding certain of the Company’s larger customers, including Federated’s acquisition of the May Company stores. While the Company is not aware of any significant change in orders expected to be received during fiscal 2006, a decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

At November 30, 2005, the Company had approximately $26 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. During fiscal 2005, additional availability levels ranged from $43 million to $102 million. At November 30, 2005, additional borrowing availability under the Credit Facility was $85 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At November 30, 2005, there were an aggregate of approximately $2.5 million of foreign exchange contracts primarily attributable to approximately 1.5 million Euros for anticipated inventory purchases in the next twelve months and approximately 80 million Japanese yen, primarily for anticipated licensing revenues to be received in the next three months. Other than the Company’s ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

The Company’s various borrowing arrangements are described in the accompanying Notes to the Consolidated Financial Statements and are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency “triggers” which would impact either the borrowing rate or borrowing commitment.

The Company believes that its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects. The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing borrowing arrangements, lease obligation commitments and other contractual obligations. The following presents a summary of the Company’s significant contractual obligations as of November 30, 2005 (in millions):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term Debt	$24.7	$5.9	$63.0	$25.9	$119.5
Capital Leases	—	—	—	—	—
Operating Leases	12.4	24.5	22.0	35.8	94.7
Unconditional Purchase Obligations	—	—	—	—	—
Purchase Commitments	56.8	—	—	—	56.8
Other Long-Term Obligations	18.1	22.6	7.7	—	48.4

Total	$112.0	$53.0	$92.7	$61.7	$319.4

The $24.7 million of principal reductions in 2006 reflects $.7 million of required payments and $24.0 million representing the Company’s estimate of additional debt reduction during fiscal 2006.

Purchase commitments represent open purchase orders and letters of credit primarily related to the purchase of raw materials and finished goods.

Other long term obligations comprise minimum obligations related to licensing and employment agreements. With respect to licensing arrangements, the Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum payments of approximately $15 million in 2006, $19 million in 2007 and 2008 and $6 million in 2009 and 2010. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $2 million.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $3.5 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements in addition to reimbursement payments to eliminate the effect of any excess personal income taxes, if any, associated with these payments.

In fiscal 2005, the Company completed a significant modernization of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, at a cost of $8.0 million. In connection with this project, the Company entered into agreements with various local and state governmental agencies, in which the various agencies agreed to reimburse the Company for $5.0 million of the modernization costs in the form of participating grants; an additional $.7 million has been or will be received related to this modernization from non-governmental sources. Approximately $4.6 million of reimbursements have been received as of November 30, 2005. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the governmental grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

As further described in the Notes to Consolidated Financial Statements, each of the purchase agreements related to the Misook and Simply Blue acquisitions provides for additional cash purchase consideration if certain specified financial targets are achieved over a five year period following the acquisition date. Regarding Misook, at the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid over the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. Regarding Simply Blue, at the minimum level of performance (annualized operating earnings, as defined, of at least $6.7 million), additional consideration of $1.3 million, less deductions as defined, would be paid over the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.

Pension Plans. At November 30, 2005, the accumulated benefit obligation related to the Company’s pension plans was approximately $256 million. The Company contributed $7.6 million to the plans in fiscal 2005, $10.5 million in 2004 and $8.9 million in 2003. Contributions to be made during fiscal 2006 are currently estimated to be within a range of $8 million to $10 million. Funding requirements applicable to fiscal 2006 and subsequent years will be determined, in part, after consideration of the fair market value of plan assets and the appropriate pension obligation discount rate; however, it is not anticipated that funding requirements will be significantly different than that experienced over the past several years.

Pension expense for the Company’s plans reflected in the accompanying financial statements, including amounts applicable to the non-qualified supplemental pension plan, was $3.6 million in 2005, $6.6 million in 2004 and $9.0 million in 2003. The principal assumptions to be utilized for 2006 in the determination of annual pension expense for financial reporting purposes are as follows:

Discount rate	5.5%
Return on plan assets	8.75%
Rate of compensation increase	4.00%

In determining the discount rate, the Company utilizes the yield on high quality fixed income investments, representing the Moody’s Aa bond rating, and also considers the average duration of the Company’s pension liabilities compared to the duration of the bond index. The average duration of the Company’s pension plan obligations is calculated to be approximately thirteen years, representing the midpoint of which the sum of the present values of payments in the earlier years of the benefit payment stream equals the present value of payments in the later years. The discount rate also considers the effect of the difference in duration by reference to the Citigroup Pension Discount Curve, as well as the effect of annualizing the Moody’s Aa bond index rate at November 30, 2005.

The asset return assumption takes into consideration historical and expected long term returns based upon the weighted allocation of equities, fixed income and other asset components comprising the plan’s assets at November 30, 2005. The rate of compensation increase considers both historical and anticipated rates of future salary and other contingent compensation. The RP2000 Blended Healthy Employees and Retiree Tables were used for mortality assumptions at November 30, 2005. The following illustrates the sensitivity to a one quarter percent (.25%) change in assumptions on annual pension expense based upon the most recent available actuarial valuation during 2005 and asset levels at November 30, 2005 (in millions):

Discount rate	$.1
Return on plan assets	.5
Rate of compensation increase	.1

Other Balance Sheet Components Impacting Liquidity. During 2005, the principal working capital components (i.e., receivables and inventories net of accounts payable and accrued expenses) increased $32.4 million, following a small increase during 2004 compared to 2003. At November 30, 2005, net accounts receivable of $123.1 million increased $4.0 million or 3.4% from November 30, 2004. The increase was primarily attributable to the higher fourth quarter sales in 2005. Inventories at November 30, 2005 were $153.3 million compared to $130.1 million at November 30, 2004 and $124.0 million at November 30, 2003. The $23.1 million inventory increase in 2005 was principally attributable to higher tailored clothing inventories from earlier receipts, changes in product mix related to advance orders for the spring shipping season and more in-stock units from anticipated demand which did not materialize. Inventories have been appropriately valued at the lower of cost or market at November 30, 2005 and the increase in inventory levels is anticipated to moderate during fiscal 2006. The increase during 2004 compared to 2003 was principally attributable to the earlier production or receipt of goods relating to anticipated shipments in the following season.

Deferred income taxes at November 30, 2005 aggregated $48.9 million compared to $56.0 million at November 30, 2004. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires, among other things, (1) the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, (2) a periodic evaluation of the likelihood that the deferred tax assets are realizable and (3) the establishment of a valuation allowance to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it is more likely than not that there will be sufficient taxable earnings to fully utilize the operating loss carryforwards and its deferred tax assets will be fully realized and a tax valuation allowance is not required. Approximately $23.8 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 2005, the Company had approximately $88 million of federal tax operating loss carryforwards available to offset future taxable income. Approximately $67 million of the $88 million of available operating loss carryforwards expire over the 2007-2009 periods, $2 million expire in 2010 and the remainder expire through 2022.

At November 30, 2005, net properties of $37.2 million increased by $9.6 million, as capital additions exceeded depreciation expense. Capital additions were $14.6 million in 2005 (including $.8 million payable as of November 30, 2005) and included $8.0 million attributable to the modernization of the Hickey-Freeman manufacturing and distribution facility as well as $3.0 million related to the opening of a Hickey-Freeman retail store in New York City and a Bobby Jones store in Honolulu, Hawaii. Capital additions were $4.2 million in 2004 and $2.6 million in 2003. Capital additions for 2006 are anticipated to be in the $5 million to $7 million range, as the modernization at Hickey-Freeman was completed during 2005. Covenants under existing lending arrangements are not restricting capital additions otherwise being considered by the Company. Depreciation expense was $5.1 million in 2005, $5.6 million in 2004 and $5.9 million in 2003.

Shareholders’ equity of $245.8 million at November 30, 2005 represented $6.62 book value per share compared to $6.16 book value per share at November 30, 2004. The $24.1 million equity increase during 2005 reflected the net earnings for the year, proceeds from the exercise of stock options and ongoing equity sales to employee benefit plans, partially offset by a $6.5 million increase in the minimum liability related to the Company’s pension plan. Dividends have not been paid since 1991. In October 2005, the Company’s Board of Directors authorized a share repurchase program to acquire up to two million of the Company’s common shares, representing approximately 5% of the Company’s outstanding shares as of November 30, 2005. Repurchases would be made from time to time in the open market or in privately negotiated transactions based on prevailing market conditions and other factors. To date, no shares have been repurchased pursuant to this authorization.

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

Critical Accounting Policies

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

•

Receivables, net of allowances—At November 30, 2005, accounts receivable, net of allowances, were $123.1 million. Net receivables were determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the current economic environment. Amounts associated with potential return of products as well as customer chargebacks, net of expected recoveries, are reflected in net accounts receivable. These types of allowances are reflected as a reduction of sales upon the determination that such allowances can be reasonably estimated and are probable. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations, including those to the Company, could be adversely affected by declining sales of apparel at retail resulting from such factors as contraction in the economy or a general decline in consumer spending. The potential additional allowance that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross receivables was necessary, an additional provision of approximately $1.4 million would result, which would reduce total assets at November 30, 2005 by approximately .3% and earnings before income taxes by approximately 4%.

•	Inventory valuation—At November 30, 2005, inventories were $153.3 million, and reflected the LIFO valuation method for certain work-in-process and finished goods, as well as reductions from cost when required in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus inventories. Additional downward valuation adjustments could be required should the current economic climate significantly worsen, resulting in retailers being unwilling to accept deliveries of advance orders placed (or the Company electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), or if a significant contraction were to occur in demand for the Company’s “in-stock” replenishment business for selected product categories. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. The potential additional reserve that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross inventories was necessary, an additional provision of approximately $1.9 million would result, which would reduce total assets at November 30, 2005 by approximately .4% and earnings before income taxes by approximately 5%.

•	Deferred tax assets—At November 30, 2005, the accompanying Consolidated Balance Sheet reflected $48.9 million of deferred tax assets, a majority of which related to expected utilization of available tax operating loss carryforwards. As described in the Notes to Consolidated Financial Statements, the Company had approximately $88 million of federal tax operating loss carryforwards available to offset future taxable income, of which approximately $67 million expire in the 2007-2009 period and $2 million will expire in 2010. In general, such carryforwards must be utilized within 15 years of incurring the net operating loss (within 20 years with respect to the tax loss incurred in 2001). At November 30, 2005, the Company concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards and no tax valuation allowance was required. A tax valuation reserve could be required in whole or in part in the future should the Company’s actual earnings or prospective earnings decrease the likelihood that sufficient taxable earnings will be generated to fully utilize the available carryforwards. Fully utilizing the $67 million available operating loss carryforwards expiring by the end of fiscal 2009 will require average annual taxable earnings of approximately $17 million over the 2006-2009 period.

•

Goodwill and other intangible assets—Goodwill represents the excess of the purchase price paid over the value of net tangible and identifiable intangible assets of businesses acquired. Goodwill and other indefinite-lived intangible assets are not being amortized, but instead are tested for impairment on an annual basis or more frequently if impairment indications arise. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and earnings in the future, discounted by the Company’s weighted average cost of capital. Impairment tests were performed by the Company in the second quarter of 2005 and this evaluation indicated that no goodwill or intangible asset impairment adjustments were required. Approximately $22.6 million of the aggregate goodwill of $26.2 million at November 30, 2005 relates to the acquisition of CAG. Aggregate goodwill increased $2.1 million in fiscal 2005 primarily attributable to the acquisition of Simply Blue. As described in the Notes to Consolidated Financial Statements, the Company allocated the purchase price of the July 2004 Misook acquisition to the assets acquired and liabilities assumed at estimated fair values considering a number of factors including the assistance of an independent third party appraisal. The fair value allocated to the tradename, which was deemed to have an indefinite life and which is not being amortized, was $28.4 million. The tradename was valued using an income approach considering the relief from royalty and excess earnings methodologies. The estimated remaining useful life was determined to be indefinite based on the current expectation to continue to use and promote the tradename indefinitely and the lack of any legal or economic constraint associated with the tradename. Similar methodologies were utilized to establish the fair value of intangibles associated with the acquisition of Simply Blue which also included the assistance of an independent third party appraisal, which, among other things, established a fair value of $11.9 million attributable to tradenames having an indefinite life.

Should the operations of the businesses with which goodwill or indefinite life intangible assets is associated incur significant declines in profitability and cash flow in future years, some or all of the recorded goodwill or intangibles could be subject to impairment. Based on achieving historical operating margins, if the current estimate of revenues used in the cash flow projections for CAG declined by 20% to 25% or the assumed cost of capital was increased by approximately 250 basis points, an impairment of goodwill for CAG could be required. The value assigned to the Misook tradename and the tradenames acquired in the Simply Blue acquisition could be subject to possible impairment to the extent that the brands were to experience significant future declines in demand resulting from such factors as consumer spending for apparel and retailers expectations of future apparel product sales.

•	Revenue recognition—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. As noted previously, amounts associated with the potential return of products and customer chargebacks (net of expected recoveries) are reflected as a reduction of sales and accounts receivable upon the determination that such allowances can be reasonably estimated and are probable. Shipping and handling revenues are included in revenues while the actual costs are reflected in cost of sales. Sales taxes, if any, are excluded from revenues.

•	Self-insurance accruals—The Company retains certain of the financial risk for insuring workers’ compensation and certain non-union employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals, based upon such factors as recent experience of ongoing claims, new claims initiated and claims settled during the period. The amount of future payments to be made for workers compensation and employee group health claims cannot be quantified with precision. If it were necessary to increase the respective accruals by 1% resulting in an additional charge of approximately $.1 million, total liabilities would increase by approximately .1% and earnings before income taxes would have been reduced by approximately .3%.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment”, which requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year beginning December 1, 2005. The Company intends to use the “modified prospective” method to report stock compensation upon adoption of FAS123(R). Assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method or other generally accepted method is used to compute the value of the awards, the annualized impact is expected to lower basic and diluted earnings per share in the range of $.03 to $.04.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of the Company’s fiscal year ending November 30, 2006. The Company is currently evaluating the potential impact of FIN 47 on its financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 with its fiscal year beginning December 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

Outlook

While the Company remains cautious about retail business in the immediate future, especially in the first half of fiscal 2006, the Company believes that it is well-positioned for sustained mid-term and longer-term earnings growth. Operating margins are expected to improve from the higher sales, the on-going changes in product mix and the administrative structure currently in place. The Company is expected to continue its practice of reducing or eliminating those products or programs that do not have longer-term profit potential and replacing them with higher margin alternatives. Interest expense is expected to increase, principally from the additional debt relating to the October 2005 acquisition of Simply Blue, but also from higher short-term borrowing costs. Overall debt reduction is anticipated by year-end 2006, excluding the impact of future acquisitions, dividends, or share repurchases pursuant to the October 2005 authorization. To date, no shares have been repurchased. It is anticipated that the Simply Blue operation will contribute approximately $20 million of incremental revenues for fiscal 2006 and will be accretive to full year 2006 earnings per diluted share in the range of $.05 – $.07. This improvement is expected to be offset in part by $.03 – $.04 per diluted share decrease pursuant to the adoption of FASB No. 123R effective for the Company’s fiscal year beginning on December 1, 2005 related to the expensing of stock options.

The Company’s longer-term objectives continue to be directed to increase revenues and pre-tax margin improvements from a combination of both internal revenue growth and from acquisitions. The Company continues to actively evaluate acquisition opportunities which can produce positive cash flows, are accretive to earnings in the near to mid-term, and which do not create excessive debt leverage.

The comments set forth above contain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “should”, or “will” or the negatives thereof or other comparable terminology. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in such forward-looking statements. The statements could be significantly impacted by such factors as the level of consumer spending for men’s and women’s apparel, the prevailing retail environment, the Company’s relationship with its suppliers, customers and licensees, actions of competitors that may impact the Company’s business, possible acquisitions and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks, primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2005, the Company had entered into foreign exchange contracts, aggregating approximately $2.5 million principally attributable to the purchase of approximately 1.5 million Euros primarily for inventory purchases in the next twelve months and the sale of approximately 80 million Japanese yen primarily for anticipated licensing revenues to be received in the next three months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.9 million based on borrowings under the Credit Facility at November 30, 2005. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company’s customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2005 with the two largest customers representing approximately 20% and 11% of sales, respectively. During 2005, there were several changes in ownership control regarding certain of the Company’s larger customers, including Federated’s acquisition of the May Company stores. The Company is not aware of any significant change in orders expected to be received during fiscal 2006 from this or any other large customer. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial conditions and results of operations.

Item 8—Financial Statements and Supplementary Data

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	26

Consolidated Statement of Earnings for each of the three years ended November 30, 2005	28

Consolidated Balance Sheet at November 30, 2005 and 2004	29

Consolidated Statement of Cash Flows for each of the three years ended November 30, 2005	30

Consolidated Statement of Shareholders’ Equity for each of the three years ended November 30, 2005	31

Notes to Consolidated Financial Statements	32

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-1

Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:

Quarterly Financial Summary (unaudited)	58

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hartmarx Corporation:

We have completed integrated audits of Hartmarx Corporation’s November 30, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of November 30, 2005, and an audit of its November 30, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Hartmarx Corporation’s November 30, 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of November 30, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9-A, that the Company maintained effective internal control over financial reporting as of November 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Simply Blue Apparel from its assessment of internal control over financial reporting as of November 30, 2005 because it was acquired by the Company in a purchase business combination during 2005. Subsequent to the acquisition, certain elements of Simply Blue’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2005. We have also excluded these elements of the internal control over financial reporting of Simply Blue Apparel from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts that approximate 1% of consolidated assets and less than 1% of consolidated net sales as of and for the year ended November 30, 2005.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 13, 2006

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(000’s Omitted, except per share data)

	Fiscal Year Ended November 30,
	2005	2004	2003
Net sales	$598,167	$586,413	$561,849
Licensing and other income	2,118	2,445	1,898

	600,285	588,858	563,747

Cost of goods sold	395,680	396,272	392,350
Selling, general and administrative expenses	159,063	160,207	148,788

	554,743	556,479	541,138

Operating earnings	45,542	32,379	22,609
Interest expense	7,182	6,474	7,429
Refinancing expense	—	—	795

Earnings before taxes	38,360	25,905	14,385
Tax provision	14,805	10,040	5,680

Net earnings	$23,555	$15,865	$8,705

Earnings per share:
Basic	$.65	$.45	$.26

Diluted	$.63	$.44	$.25

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED BALANCE SHEET

(000’s Omitted, except per share data)

	November 30,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,257	$2,356
Accounts receivable, less allowance for doubtful accounts of $5,237 in 2005 and $6,735 in 2004	123,058	119,033
Inventories	153,263	130,139
Prepaid expenses	12,707	6,843
Deferred income taxes	25,068	21,783

Total current assets	315,353	280,154

GOODWILL	26,233	24,131

INTANGIBLE ASSETS	49,598	35,594

DEFERRED INCOME TAXES	23,797	34,167

OTHER ASSETS	6,451	7,441

INTANGIBLE PENSION ASSET	35,963	39,411

PROPERTIES
Land	1,883	1,908
Buildings and building improvements	43,825	35,749
Furniture, fixtures and equipment	103,422	102,733
Leasehold improvements	28,124	24,664

	177,254	165,054
Accumulated depreciation and amortization	(140,004)	(137,411)

Net properties	37,250	27,643

TOTAL ASSETS	$494,645	$448,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$24,732	$25,679
Accounts payable	42,781	42,533
Accrued payrolls	14,411	13,734
Other accrued expenses	16,919	16,638

Total current liabilities	98,843	98,584

NON-CURRENT LIABILITIES	25,730	25,402

LONG-TERM DEBT	94,781	76,353

ACCRUED PENSION LIABILITY	29,445	26,416

SHAREHOLDERS’ EQUITY
Preferred shares, $1 par value; 2,500,000 authorized and unissued	—	—
Common shares, $2.50 par value; 75,000,000 shares authorized; 37,157,586 shares issued at November 30, 2005 and 36,023,846 shares issued at November 30, 2004.	92,894	90,060
Capital surplus	68,783	63,784
Retained earnings	94,695	71,140
Unearned employee benefits	(2,798)	(1,332)
Common shares in treasury, at cost, 0 at November 30, 2005 and 41,204 at November 30, 2004.	—	(344)
Accumulated other comprehensive income (loss)	(7,728)	(1,522)

Total shareholders’ equity	245,846	221,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$494,645	$448,541

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(000’s Omitted)

	Fiscal Year Ended November 30,
	2005	2004	2003
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
Net earnings	$23,555	$15,865	$8,705
Reconciling items to adjust net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,111	5,559	5,870
Amortization of intangible assets and other long-lived assets	3,241	3,034	2,065
Deferred taxes on earnings	11,179	7,743	3,272
Amortization of unearned employee benefits	425	1,413	817
Amortization of debt discount	—	—	135
Tax effect of option exercises and vesting of restricted stock awards	1,455	1,591	—
Non-cash charge re: refinancing expense	—	—	795
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,867)	5,460	8,443
Inventories	(22,179)	(4,974)	(8,835)
Prepaid expenses	(5,410)	(1,464)	1,098
Other assets	263	(4,030)	633
Accounts payable, accrued expenses and non-current liabilities	(8,349)	6,706	(7,930)

Net cash provided by operating activities	7,424	36,903	15,068

Cash Flows from investing activities:
Capital expenditures	(13,815)	(4,180)	(2,566)
Payments made re: acquisitions, net of $125 cash of acquired company in 2005	(23,078)	(34,008)	(1,664)
Cash proceeds from sale of assets held for sale	300	—	185

Net cash used in investing activities	(36,593)	(38,188)	(4,045)

Cash Flows from financing activities:
Borrowings (payments) under Credit Facility	18,159	(1,744)	(8,807)
Payment of other debt	(678)	(628)	(583)
Payment of 12.5% Senior Unsecured Notes	—	—	(10,341)
Grant proceeds related to facility modernization	4,607	—	—
Financing fees and expenses	(400)	—	—
Change in checks drawn in excess of bank balances	1,525	(1,174)	3,011
Proceeds from exercise of stock options	3,316	2,937	365
Other equity transactions	1,541	1,286	1,442

Net cash provided by (used in) financing activities	28,070	677	(14,913)

Net decrease in cash and cash equivalents	(1,099)	(608)	(3,890)
Cash and cash equivalents at beginning of year	2,356	2,964	6,854

Cash and cash equivalents at end of year	$1,257	$2,356	$2,964

Supplemental cash flow information
Net cash paid during the year for:
Interest	$6,823	$5,849	$7,149
Income taxes	2,160	290	2,793

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(000’s Omitted)

	Common Stock		Capital Surplus	Retained Earnings	Unearned Employee Benefits	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)
	Shares	Par Value				Shares	Amount
Balance at November 30, 2002	36,800,564	$92,001	$67,660	$46,570	$(2,530)	2,497,317	$(11,016)	$(14,114)
Net earnings for the year				8,705					$8,705
Shares issued, primarily to employee benefit plans			(958)			(466,451)	2,057
Long-term incentive plan awards, net of forfeitures	195,750	490	121		(631)
Amortization of unearned employee benefits			(1,041)		1,858
Stock options exercised and vesting of restricted stock awards			(140)			(114,185)	505
Adjustment to minimum pension liability								2,280	2,280
Change in fair value of foreign exchange contracts								271	271
Foreign currency translation adjustment								363	363

Balance at November 30, 2003	36,996,314	92,491	65,642	55,275	(1,303)	1,916,681	(8,454)	(11,200)	$11,619

Net earnings for the year				15,865					$15,865
Shares issued, primarily to employee benefit plans	30,563	76	156			(232,132)	1,138
Long-term incentive plan awards, net of forfeitures	186,500	466	900		(1,442)
Amortization of unearned employee benefits					1,413
Stock options exercised	140,969	353	(1,573)			(846,016)	4,157
Vesting of restricted stock awards	(1,330,500)	(3,326)	(2,932)			(1,330,500)	6,258
Share withholdings on restricted stock awards						533,171	(3,443)
Tax effect of option exercises and vesting of restricted stock awards			1,591
Adjustment to minimum pension liability								8,310	8,310
Change in fair value of foreign exchange contracts								(126)	(126)
Foreign currency translation adjustment								1,494	1,494

Balance at November 30, 2004	36,023,846	90,060	63,784	71,140	(1,332)	41,204	(344)	(1,522)	$25,543

Net earnings for the year				23,555					$23,555
Shares issued to employee benefit plans	190,671	476	948			(14,005)	117
Long-term incentive plan awards, net of forfeitures	189,500	474	1,417		(1,891)
Amortization of unearned employee benefits					425
Stock options exercised	753,569	1,884	1,179			(30,199)	253
Share withholdings on stock option exercises						3,000	(26)
Tax effect of option exercises			1,455
Additional minimum pension liability								(6,470)	(6,470)
Change in fair value of foreign exchange contracts								(122)	(122)
Foreign currency translation adjustment								386	386

Balance at November 30, 2005	37,157,586	$92,894	$68,783	$94,695	$(2,798)	—	$—	$(7,728)	$17,349

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Principal Business Activity—Hartmarx Corporation and its subsidiaries (“the Company”) operate exclusively in the apparel business. The Company is responsible for the design, manufacture and sourcing of its apparel brands, both owned and under license, across a wide variety of fashion directions, price points and distribution channels. Its men’s tailored clothing and slacks are manufactured in Company operated facilities located in the United States and Canada, as well as at numerous independent contractors located principally outside of the United States. Some of its dress furnishings are produced at a Company-operated facility in Canada. The Company utilizes domestic and foreign contract manufacturers to produce its remaining products, principally men’s sportswear, as well as women’s career apparel, designer knitwear and sportswear, including denim products, in accordance with Company specifications and production schedules.

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

Revenue Recognition / Accounts Receivable—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. Shipping and handling revenues are included in revenues. Sales taxes, if any, are excluded from revenues. Income from licensing arrangements, which is reflected in the Licensing and Other Income caption in the accompanying Consolidated Statement of Earnings, is recorded when received as minimum royalties are normally received in the period to which they relate and amounts due for excess royalties cannot be reasonably estimated prior to the receipt of the reports from the licensees as provided for under the various licensing agreements. Co-op advertising is included as a component of Selling, General and Administrative Expenses.

Trade accounts receivable are recorded at the invoiced amount, do not bear interest and are net of anticipated returns, allowances and discounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. The allowance for doubtful accounts is reviewed regularly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility; other balances are considered on a pooled basis considering the agings of balances. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company’s customers.

Cost of Goods Sold—Cost of goods sold includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products are included as a component of Selling, General and Administrative Expenses and totaled $20.0 million in 2005, $18.9 million in 2004 and $19.0 million in 2003.

Selling, General and Administrative Expenses—Selling, general and administrative expenses include costs incurred subsequent to the receipt of finished goods at the Company’s distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and shipping and handling of goods for delivery to customers. Selling, general and administrative expenses also include product design costs, selling costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses and other administrative overhead costs.

Advertising expenditures, including co-op advertising, relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $23.2 million in 2005, $22.8 million in 2004 and $20.3 million in 2003 are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statement of Earnings. Prepaid expenses at November 30, 2005 include deferred advertising costs of $2.1 million ($1.6 million at November 30, 2004), which will be reflected as an expense during the quarterly period benefitted. Included in these amounts are $1.3 million at November 30, 2005 and $.9 million at November 30, 2004 relating to direct response advertising associated with the Women’s Apparel Group catalog operations.

Cash and Cash Equivalents—The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Checks drawn in excess of bank balances are included as a component of accounts payable.

Inventories—Inventories are stated at the lower of cost or market. At November 30, 2005 and 2004, approximately 48% and 45%, respectively, of the Company’s total inventories are valued using the last-in, first-out (LIFO) method representing certain tailored clothing work in process and finished goods in the Men’s Apparel Group. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories. For inventory carried at the lower of FIFO cost or market, adjustments are charged to operations in the period in which the facts giving rise to the adjustments become known. The Company periodically evaluates the composition of its inventories for identification of obsolete or slow moving inventory. Quantities not expected to be sold in the normal course of business are written down to expected net realizable value.

Property, Plant and Equipment—Properties are stated at cost less accumulated depreciation. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or useful lives, whichever is shorter. During fiscal 2005, 2004 and 2003, no impairments of property, plant and equipment were recorded, as there were no events or changes in circumstances which indicated that the carrying amount was not recoverable.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, are performed during the second quarter. Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the Consolidated Statement of Earnings. Aggregate goodwill was $26.2 million and $24.1 million at November 30, 2005 and 2004, respectively, with the increase primarily attributable to the 2005 acquisition of Simply Blue.

The estimated lives and the method of amortization for the components of intangible assets are as follows:

Intangible Asset	Life	Amortization Method

Tradename	Indefinite	Not amortized

Customer relationships	10 years	Estimated weighted cash flows over life

Supply agreement	5 years	Straight line over life

Design services agreement	5 years	Estimated weighted cash flows over life

Covenant not to compete	4 years / 10 years	Estimated weighted cash flows over life

License rights	Initial term of license agreement, usually 5 years or less	Straight line over life

Financing costs	Term of financing agreement	Straight line over life

Intangible assets, net of accumulated amortization, aggregated $49.6 million and $35.6 million at November 30, 2005 and 2004, respectively. Accumulated amortization was $4.5 million and $2.3 million at November 30, 2005 and 2004, respectively. Amortization expense of intangible assets was $2.2 million in 2005, $1.2 million in 2004 and $.8 million in 2003.

The amounts allocated to Tradename at November 30, 2005 and 2004 were $40.3 million and $28.4 million, respectively; the $11.9 million recorded in fiscal 2005 related to the Simply Blue acquisition and the remaining $28.4 million was attributable to the Misook acquisition in July 2004. Impairment tests are performed on an annual basis at the same time as the impairment tests for Goodwill are performed or more frequently if impairment indicators arise. The intangibles related to customer relationships, covenant not to compete, supply agreement and design services agreement are also attributable to the Simply Blue and Misook acquisitions and aggregated $9.3 million at November 30, 2005 and $6.9 million at November 30, 2004.

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized, which is up to 10 years for some intangible assets. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss would be recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2005 and 2004, no impairment adjustments relating to intangible assets with finite lives was determined to be required.

Prepaid Expenses and Other Non-Current Assets, net—Amounts included in prepaid expenses primarily consist of prepaid operating expenses including advertising, rent, taxes and insurance. Other non-current assets primarily consist of deferred financing costs, cash value of life insurance and software.

Deferred financing costs, net of accumulated amortization, related to the Company’s borrowing agreements in effect at November 30, 2005 and 2004, aggregated $1.7 million and $1.8 million, respectively. These costs are amortized over the term of the financing agreement. Accumulated amortization was $3.0 million and $2.5 million at November 30, 2005 and 2004, respectively. Amortization expense of deferred financing costs related to the Company’s current borrowing arrangements was $.5 million in 2005, $.9 million in 2004 and $1.0 million in 2003.

The approximate amortization of deferred financing fees over the next five years is as follows: $.4 million in each of 2006, 2007 and 2008, $.2 million in 2009 and $.1 million in 2010.

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

Accounts Payable, Accrued Payrolls and Accrued Expenses—Liabilities for accounts payable, accrued payrolls and accrued expenses are carried at cost which is the fair value of the consideration expected to be paid in the future for goods and services received.

The Company may be subject to certain claims and assessments related to legal, contractual or tax matters in the ordinary course of business. For those matters where it is probable that a loss has been incurred and the loss, or range of loss, can be reasonably estimated, an appropriate provision for loss has been recorded in the consolidated financial statements. In other instances, provisions have not been recorded because of the uncertainties related to both the probable outcome and the amount or range of loss.

The Company retains certain financial risks for insuring a portion of its worker’s compensation and certain non-union employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related accruals are reviewed and updated at regular intervals. Stop loss coverage for an individual worker’s compensation claim takes effect upon the claim exceeding $250,000. The individual lifetime limit for claims under the group medical plan is $1 million. These limits are taken into consideration in determining the respective accruals for group medical insurance and workers compensation.

Income Taxes—Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes net deferred tax assets, whose realization is dependent on taxable earnings in future years, after concluding that it is more likely than not that the deferred tax asset would be realized in the future. No valuation allowances have been recognized in the consolidated financial statements.

The Company has undistributed earnings of foreign subsidiaries of approximately $7.8 million which have not been provided for in its income tax provision as the earnings are considered permanently invested outside of the United States. If the earnings are repatriated to the United Sates, the earnings will be subject to United States taxation at that time. The amount of deferred tax liability that would be recognized associated with the undistributed earnings was approximately $.2 million at November 30, 2005, representing the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

The Company receives a United States income tax benefit upon the exercise of the majority of employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, times the approximate tax rate. The benefit associated with the exercise of employee stock options has been reflected as a reduction to income taxes payable and a credit directly to capital surplus in the consolidated balance sheet.

Retirement Plans—The Company and its subsidiaries maintain benefit plans covering substantially all employees other than those covered by multi-employer plans. Pension expense for the Company’s defined benefit plans is determined using the projected unit credit method. Retirement expense under each multi-employer plan is based upon a percentage of the employer’s union payroll established by bargaining agreements; such expenses are funded as accrued.

Other Comprehensive Income—Other comprehensive income includes all changes in equity from non-owner sources such as minimum pension liability, foreign currency translation adjustments and fair value of foreign exchange contracts.

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

Forward Foreign Exchange Contracts—The Company is exposed to foreign exchange risk for the purchase of inventories or receipt of royalties when denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time in the ordinary course of business to limit the currency risks associated with foreign exchange rate fluctuations related to purchases of Euro denominated inventory or receipt of royalties in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. These forward foreign exchange contracts have been designated as cash flow hedges for accounting purposes; accordingly, the changes in fair value of the derivative instruments are included in other comprehensive income. Fair values for such contracts are generally obtained from counter parties. At November 30, 2005 and 2004, the Company had the following foreign exchange contracts outstanding (in millions):

	2005	2004
Inventory purchases in Euros	1.5	—
Licensing revenues in Yen	80.0	189.0
Collections in Canadian dollars	—	2.3
Gross U.S. Dollar equivalents	$2.5	$3.5

Fair Value of Financial Instruments—Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

The following methods and assumptions were used in estimating the fair value of financial instruments:

Cash and cash equivalents—The amounts reported approximate market value.

Long-term debt—The market value of debt at November 30, 2005, of which a major portion is variable rate debt, approximates its carrying value of $119.5 million, based on the terms, interest rates and maturities currently available for similar debt instruments.

Foreign exchange contracts—The amounts reported are estimated using quoted market prices for similar instruments.

Concentrations of Credit Risk and Financial Instruments—Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, value-oriented retailers, catalogs and through electronic commerce channels. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. While concentrations of credit risk with respect to trade accounts receivable are somewhat mitigated due to the large number and diversity of customers comprising the Company’s customer base, the Company’s ten largest customers represented approximately 55%, 55% and 56% of consolidated sales in 2005, 2004 and 2003, respectively. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

In fiscal 2005, sales to two customers represented approximately 20% and 11% of sales. In fiscal 2004 and 2003, sales to one customer represented approximately 23% and 26% of sales, respectively. Accounts receivable from the largest customer represented approximately 13% of the Company’s gross accounts receivable at November 30, 2005 and 2004.

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

Leases. In the ordinary course of business, the Company enters into lease agreements for manufacturing, warehouse/distribution, office and retail space as well as leases for certain plant and equipment. The leases have varying terms and expirations and frequently have provisions to extend or renew the lease agreement, among other terms and conditions, as negotiated. At inception, the lease is assessed to determine whether the lease qualifies as a capital or operating lease. Assets leased under operating leases are not recognized as assets or liabilities in the consolidated balance sheet.

When a non-cancelable operating lease includes any fixed escalation clauses and lease incentives for rent holidays or build-out contributions, rent expense is recognized on a straight-line basis over the initial term of the lease from the date of possession of the space. The excess between the average rental amount charged to expense and amounts payable under the lease is recorded either in accrued expenses or in non-current liabilities in the accompanying consolidated balance sheets. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.

Stock Based Compensation—The Company has certain stock-based employee plans which provide for the ability to grant stock options, restricted stock and other awards. Employee stock option plans are accounted for using the intrinsic value method. Under this method, compensation cost is the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the individual must pay for the stock. No compensation expense is recognized related to the employee stock options because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant.

Compensation expense, with a corresponding entry to unearned employee benefits, is recognized related to the issuance of restricted stock awards which vest at the earlier of five years from the date of grant, retirement at age 65 or the Company’s share price exceeding performance measures. The amount of compensation recognized over the five year vesting period is calculated based on the market value of the shares on the grant date. The compensation expense is recognized on a straight-line basis over the vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price for thirty consecutive days. To the extent that restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed. The restricted stock awards resulted in compensation expense of $.4 million, $1.4 million and $.8 million in fiscal 2005, 2004 and 2003, respectively. As of November 30, 2005, unearned compensation associated with restricted stock that will be recognized as expense over future periods was approximately $2.8 million.

The Company accounts for its employee stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data).

	Year Ended November 30,
	2005	2004	2003
Net earnings, as reported	$23.6	$15.9	$8.7
Add: Total stock-based compensation expense determined under intrinsic value method for all awards, net of related tax effect	.2	.9	.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1.2)	(1.5)	(1.0)

Pro forma net earnings	$22.6	$15.3	$8.2

Earnings per share:
Basic—as reported	$.65	$.45	$.26

pro forma	$.62	$.44	$.24

Diluted—as reported	$.63	$.44	$.25

pro forma	$.61	$.42	$.24

The weighted average fair value of options granted was estimated to be $3.46, $2.81 and $1.50 in 2005, 2004 and 2003, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	3.6%	4.0%	4.0%
Expected life (in years)	4	6	7
Expected volatility	50%	56%	53%
Expected dividend yield	—	—	—

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

	Year Ended November 30,
	2005	2004	2003
Basic	36,433	34,927	33,269
Dilutive effect of:
Stock options and awards	730	867	277
Restricted stock awards	49	492	1,099

Diluted	37,212	36,286	34,645

For the years ended November 30, 2005, 2004 and 2003, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share, as the average price of the Company’s common stock was below the grant or award price for the respective year (000’s omitted):

	Year Ended November 30,
	2005	2004	2003
Anti-dilutive:
Stock options	2	28	1,006
Restricted stock awards	192	198	—

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment”, which requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This Statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year beginning December 1, 2005. The Company intends to use the “modified-prospective” method to report stock compensation upon adoption of FAS 123(R). Assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method or other generally accepted method is used to compute the value of the awards, the annualized impact is expected to lower basic and diluted earnings per share in the range of $.03 to $.04.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of the Company’s fiscal year ending November 30, 2006. The Company is currently evaluating the potential impact of FIN 47 on its financial statements.

In May 2005, FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method.

SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 with its fiscal year beginning December 1, 2006. Because SFAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

Acquisitions

On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together “Simply Blue”), a designer and marketer of upscale women’s jeans products sold through leading specialty and department stores. The purchase price for Simply Blue as of the acquisition date was $21 million. Additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined, of at least $6.7 million), additional annual consideration of $1.3 million, less deductions as defined, would be paid over the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.

On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. (“Misook”), a designer and marketer of upscale women’s knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration is due if Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. The additional consideration applicable to the fiscal year ending November 30, 2005 was approximately $3.8 million, payable during the first quarter of fiscal 2006. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid over the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. If the Misook business is sold within five years of the acquisition date (“Sale Transaction”), the purchase agreement provides, at the option of the seller, for a lump sum payment covering the remaining earnout period based on the average annual contingent consideration earned prior to the date of the Sale Transaction.

These acquisitions are consistent with the Company’s strategy to expand its non-tailored product offerings. The Simply Blue and Misook acquisitions are being accounted for under the purchase method of accounting. Accordingly, the results of Simply Blue and Misook are included in the consolidated financial statements from the acquisition date. Simply Blue’s and Misook’s results of operations and assets are included in the Women’s Apparel Group segment.

The Company has allocated the purchase price to the Simply Blue and Misook assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the assistance of an independent third party appraisal. For Misook, the excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller”, in accordance with SFAS No. 141 (“Business Combinations”). Any contingent consideration payable subsequent to the acquisition date is first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter to goodwill. For Simply Blue, any contingent consideration payable subsequent to acquisition will increase goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000’s omitted):

	Misook	Simply Blue
Cash consideration	$32,616	$21,000
Direct acquisition costs	235	150

Total purchase price	$32,851	$21,150

Allocation of purchase price:
Cash	$—	$125
Accounts receivable	6,715	2,101
Inventories	1,155	945
Other current assets	392	454
Intangible assets	36,150	16,200
Goodwill	—	2,077
Deferred taxes (related to minimum pension liability)	568	—
Property, plant and equipment	58	116
Other assets	48	21
Current liabilities	(428)	(889)
Estimated amount due seller	(10,455)	—
Minimum pension liability	(1,352)	—

Total purchase price	$32,851	$21,150

The components of the Intangible Assets listed in the above table as of the acquisition date were determined by the Company with the assistance of an independent third party appraisal and were as follows (000’s omitted):

	Misook		Simply Blue
	Amount	Life	Amount	Life
Tradename	$28,400	Indefinite	$11,850	Indefinite
Customer relationships	3,000	10 years	2,650	10 years
Supply agreement	4,400	5 years	—
Design services agreement	—		1,450	5 years
Covenant not to compete	350	4 years	250	10 years

	$36,150		$16,200

The tradenames were deemed to have an indefinite life and, accordingly, are not being amortized, but are subject to periodic impairment testing at future periods in accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”). The customer relationships, design services agreement and covenant not to compete are being amortized based on estimated weighted cash flows over their life. The supply agreement is being amortized on a straight line basis over the life of the agreement.

The Simply Blue and Misook acquisitions were financed utilizing borrowing availability under the Company’s Credit Facility.

The following unaudited pro forma information is provided for the acquisitions assuming they occurred as of December 1, 2002 (in millions, except per share amounts):

	Year Ended November 30,
	2005	2004	2003
Net sales	$615.1	$625.3	$605.6
Net earnings before taxes	42.6	37.1	23.0
Net earnings	26.2	22.7	13.9
Net earnings per share:
Basic	.72	.65	.42
Diluted	.70	.63	.40

The pro forma amounts above reflect interest on the purchase prices, assuming the acquisitions occurred as of December 1, 2002, with interest calculated at the Company’s borrowing rate under its Credit Facility for the respective period. The pro forma net earnings above assumes an income tax provision at the Company’s consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of the Company’s 2005, 2004 and 2003 fiscal years or of future operating performance.

Financing

At November 30, 2005 and 2004, long term debt was comprised of the following (000’s omitted):

	2005	2004
Borrowings under Credit Facility	$85,089	$66,930
Industrial development bonds	17,250	17,250
Mortgages and other debt	17,174	17,852

Total debt	119,513	102,032
Less—current	24,732	25,679

Long term debt	$94,781	$76,353

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”) replacing a $200 million facility scheduled to mature in June 2003. Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Company paid $.4 million to the lender group related to the January 2005 amendment to the Credit Facility. The Credit Facility provides for a $50 million letter of credit subfacility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 5.9% at November 30, 2005, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2005 and as of November 30, 2005, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At November 30, 2005, the Company had approximately $26 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. During fiscal 2005, additional availability levels ranged from $43 million to $102 million. At November 30, 2005, additional borrowing availability under the Credit Facility was approximately $85 million.

Industrial development bonds (“IDBs”), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $5.6 million at November 30, 2005. Interest rates on the various borrowing agreements range from 7.25% to 8.5% (average of 7.4% at November 30, 2005 and 2004). Two IDBs totaling $15.5 million are callable by the Company at par effective as of July 1, 2003.

Mortgages and other debt includes $14.7 million remaining principal amount of mortgages on two of its owned manufacturing facilities, which mature in 2011 and 2016. Also included in mortgages and other debt is the Company’s ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral. Interest rates ranged from 7.5% to 8.5% per annum (average of 7.7% at November 30, 2005 and 2004).

Accrued interest, included in the Other Accrued Expenses caption in the accompanying Consolidated Balance Sheet, was $.7 million at both November 30, 2005 and 2004.

The approximate principal reductions during the next five fiscal years are as follows: $24.7 million in 2006, $5.0 million in 2007, $.9 million in 2008, $62.0 million in 2009 and $1.0 million in 2010. The $24.7 million of principal reductions in 2006 reflects $.7 million of required payments and $24.0 million representing the Company’s estimate of additional debt reduction during fiscal 2006.

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

Borrowings Under Principal Credit Facility

The following summarizes information concerning borrowings under the Company’s revolving credit facility in place during the applicable periods, all of which were variable rate borrowings (000’s omitted):

	2005	2004	2003
Outstanding at November 30	$85,089	$66,930	$68,674
Maximum month end balance during the year	110,481	108,424	128,558
Average amount outstanding during the year	75,609	73,876	89,570
Weighted daily average interest rate during the year	5.0%	3.8%	3.8%
Weighted average interest rate on borrowings at November 30	5.9%	4.4%	3.5%

Inventories

Inventories at each date consisted of (000’s omitted):

	November 30,
	2005	2004
Raw materials	$39,478	$37,560
Work in process	8,488	7,674
Finished goods	105,297	84,905

	$153,263	$130,139

The excess of current cost over LIFO costs for inventories valued using LIFO was $25.0 million in 2005, $25.5 million in 2004 and $25.8 million at November 30, 2003.

Goodwill and Intangible Assets

Intangible assets by category are summarized below (in thousands):

	November 30,
	2005	2004
Intangible assets with finite lives:
Gross carrying amount:
Customer relationships	$5,650	$3,000
Supply agreement	4,400	4,400
Design services agreement	1,450	—
Covenant not to compete	600	350
Other	1,700	1,700

	13,800	9,450

Accumulated amortization:
Customer relationships	1,099	381
Supply agreement	1,198	318
Design services agreement	223	—
Covenant not to compete	257	119
Other	1,675	1,438

	4,452	2,256

Total intangible assets with finite lives, net	9,348	7,194
Indefinite lived intangible assets: Tradenames	40,250	28,400

Total intangible assets, net	$49,598	$35,594

Based on the current estimated useful lives assigned to the Company’s intangible assets with finite lives, amortization expense for fiscal 2006, 2007, 2008, 2009 and 2010 is projected to total $2.7 million, $2.1 million, $1.8 million, $1.2 million and $.5 million, respectively.

The changes in the carrying amount of goodwill for the years ended November 30, 2005 and 2004 are as follows (in thousands):

Balance, November 30, 2003	$23,165
Consolidated Apparel Group fiscal 2004 earnout	1,000
Translation effect	(34)

Balance, November 30, 2004	24,131
Simply Blue acquisition	2,077
Translation effect	25

Balance, November 30, 2005	$26,233

The goodwill related to the Simply Blue acquisition in fiscal 2005 was allocated to the Women’s Apparel Group and the incremental goodwill in fiscal 2004 related to the Consolidated Apparel Group earnout (acquired in 2001) was allocated to the Men’s Apparel Group.

Taxes on Earnings

The tax provision (benefit) is summarized as follows (000’s omitted):

	Year Ended November 30,
	2005	2004	2003
Federal	$356	$250	$334
State and local	1,983	1,562	565
Foreign	—	38	128

Total current	2,339	1,850	1,027

Federal	11,998	8,447	4,680
Foreign	468	(257)	(27)

Total deferred	12,466	8,190	4,653

Total tax provision	$14,805	$10,040	$5,680

Earnings before taxes applicable to the United States and foreign is summarized as follows (000’s omitted):

	Year Ended November 30,
	2005	2004	2003
United States	$37,443	$25,652	$13,764
Foreign	917	253	621

	$38,360	$25,905	$14,385

The difference between the tax provision reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to earnings before taxes is summarized as follows (000’s omitted):

	Year Ended November 30,
	2005	2004	2003
Tax provision computed at statutory rate	$13,042	$8,808	$4,891
State and local taxes on earnings, net of federal tax benefit	1,309	1,031	373
Foreign	156	(305)	(110)
Other—net	298	506	526

Total tax provision	$14,805	$10,040	$5,680

The significant components of the net deferred tax asset at November 30, 2005 and 2004 were as follows:

	November 30,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$30,878	$41,827
AMT credit carryforwards	5,771	5,333
Employment-related liabilities	6,534	6,541
Inventory	5,866	4,578
Receivables	2,921	3,516
Other	5,720	6,398

Total deferred tax assets	57,690	68,193

Deferred Tax Liabilities:
Tax over book depreciation	(237)	(413)
Pension	(3,194)	(5,812)
Prepaids and other	(5,394)	(6,018)

Total deferred tax liabilities	(8,825)	(12,243)

Net deferred tax assets	$48,865	$55,950

Amounts recognized in Consolidated Balance Sheet:
Current	$25,068	$21,783
Non-current	23,797	34,167

	$48,865	$55,950

The Company has recorded a net deferred tax asset of $48.9 million and $56.0 million as of November 30, 2005 and 2004, respectively. There was no valuation allowance offsetting the deferred tax asset as the Company has concluded it is more likely than not that the deferred tax asset would be fully realized. The net tax asset recorded considers recent earnings history plus amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

Federal income taxes have not been provided on aggregate undistributed earnings of $7.8 million of the Company’s Canadian based foreign subsidiaries. The Company intends to permanently invest these earnings in its foreign operations.

At November 30, 2005, the Company had approximately $88 million of federal tax operating loss carryforwards available to offset future taxable income; in general, the substantial portion of such carryforwards must be utilized within fifteen years of incurring the net operating loss. The loss carryforwards for years prior to 2001 aggregate approximately $69 million of which $67 million expire in the 2007-2009 period and $2 million will expire in 2010. Fully utilizing the $67 million of available operating loss carryforwards expiring by the end of fiscal 2009 would require average annual pre-tax earnings of approximately $17 million over the 2006-2009 period. The estimated $13 million of tax operating losses attributable to the fiscal year ended November 30, 2001 will be available for utilization through November 30, 2021 and the $6.4 million of tax operating losses attributable to the fiscal year ended November 30, 2002 will be available for utilization through November 30, 2022. AMT tax credit carryforwards of $5.8 million can be carried forward indefinitely.

The Energy Tax Incentives Act of 2005 and the SAFE Transportation Equity Act of 2005 are not expected to have a significant future impact on the Company’s determination of taxable income, effective tax rate, or utilization of tax operating loss carryforwards.

Commitments and Contingencies

The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

At November 30, 2005, total minimum rentals under noncancellable operating leases were as follows (000’s omitted):

Year	Amount
2006	$12,387
2007	12,332
2008	12,217
2009	11,774
2010	10,242
Thereafter	35,764

Total minimum rentals due	$94,716

Rental expense, including rentals under short term leases, aggregated $13.8 million, $11.6 million and $12.4 million in fiscal 2005, 2004 and 2003, respectively.

Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments.

At November 30, 2005, the Company had approximately $26 million of letters of credit outstanding relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $3.5 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements.

The Company completed a significant modernization of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, at a cost of $8.0 million. In connection with this project, the Company entered into agreements with various local and state governmental agencies, in which such agencies have agreed to reimburse the Company for $5.0 million of the renovation costs in the form of participating grants; an additional $.7 million has been or will be received related to this modernization from non-governmental sources. As of November 30, 2005, $4.6 million had been received. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

The Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the agreements currently in place, the Company has minimum obligations of approximately $15 million in 2006; $10 million in 2007, $9 million in 2008, $3 million in 2009 and $3 million in 2010. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $2 million.

The current year included a partial recovery of $.4 million related to an insurance claim reflected as a reduction of selling, general and administrative expenses; an additional amount in the range of $.6 million to $1.6 million is potentially recoverable in fiscal 2006. The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Additional cash purchase consideration will be due if Simply Blue and/or Misook achieve certain specified financial performance targets over a five-year period commencing December 1, 2005 for Simply Blue and August 1, 2004 for Misook. These additional contingent cash purchase considerations are calculated based on a formula applied to operating results. A minimum level of performance, as defined in each purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. Regarding Misook, at the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid applicable to the five year period following the acquisition; the additional consideration applicable to the twelve months ending November 30, 2005 was approximately $3.8 million and has been recorded in Accrued Expenses. Regarding Simply Blue, annualized operating earnings, as defined, of at least $6.7 million would result in additional annual consideration of $1.3 million, less deductions as defined, applicable to the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price associated with either acquisition.

Employee Benefits

Pension Plans

The Company’s principal pension plan is a non-contributory defined benefit pension plan covering substantially all eligible U.S. non-union employees who have elected to participate in the plan and who participate in the Company’s defined contribution plan, as well as certain union employees who participate pursuant to the terms of collective bargaining agreements. Non-union employees hired subsequent to March 31, 2003 are not eligible to participate in the principal Company sponsored pension plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts per year of credited service. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was $210,000 for 2005, $205,000 for 2004 and $200,000 for 2003 and is subject to indexing increases in subsequent years. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis. The Company also sponsors non-contributory defined benefit pension plans for its non-union Canadian employees and for one of its subsidiaries.

The Company’s non-qualified supplemental pension plan, which covers certain U.S. employees, provides for incremental pension payments from the Company’s funds, so that total pension payments equal amounts that would have been payable from the Company’s principal pension plan but for limitations imposed by income tax regulations.

Company contributions to its pension plans are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. The Company contributed $7.2 million to its pension plans during fiscal 2005, $9.9 million during fiscal 2004 and $8.1 million during fiscal 2003. Also, the Company contributed $.4 million, $.6 million and $.8 million in 2005, 2004 and 2003, respectively, to trusts for one employee in 2005 and two employees in 2004 and 2003 related to the non-qualified supplemental pension plan.

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three years ended November 30, 2005 were as follows (000’s omitted):

	2005	2004	2003
Service cost	$5,317	$4,676	$4,454
Interest cost	14,514	14,416	14,440
Expected return on plan assets	(18,943)	(15,883)	(13,819)
Recognized net actuarial (gain) loss	(720)	43	533
Net amortization	3,386	3,386	3,386

Net periodic pension expense	$3,554	$6,638	$8,994

The decrease in pension expense in 2005 from 2004 and in 2004 from 2003 was principally attributable to the plan eligibility changes effective in 2003, previously described, a higher expected dollar return on plan assets due to a higher market value of plan assets in each year, and the freezing of benefits in 2005 applicable to the pension plan of one of the Company’s subsidiaries, offset in part by the effect of a lower interest rate utilized to calculate pension liabilities.

The following sets forth the information related to the change in the benefit obligation and change in plan assets for the Company’s defined benefit and non-qualified supplemental pension plans at November 30 (000’s omitted):

	November 30,
	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$258,941	$241,514
Service cost	5,317	4,676
Interest cost	14,514	14,416
Actuarial loss	7,496	12,437
Other changes in benefit obligation	(890)	—
Acquisition	—	2,805
Benefits paid	(15,048)	(16,907)

Benefit obligation at end of year	270,330	258,941

Change in Plan Assets
Fair value of plan assets at beginning of year	223,803	189,722
Employer contributions	7,571	10,541
Actual return on plan assets	15,364	38,994
Acquisition	—	1,453
Benefits paid	(15,048)	(16,907)

Fair value of plan assets at end of year	231,690	223,803

Funded status	(38,640)	(35,138)
Unrecognized net actuarial loss	25,668	14,764
Unrecognized prior service cost	35,646	39,031

Net amount recognized	$22,674	$18,657

Recorded as follows:
Accrued pension liability	$(29,445)	$(26,416)
Intangible pension asset	35,963	39,411
Deferred tax asset on accumulated other comprehensive loss	6,261	2,237
Accumulated other comprehensive loss	9,895	3,425

Net amount recognized	$22,674	$18,657

The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2005, 2004 and 2003 were $256 million, $244 million and $230 million, respectively. The accumulated benefit obligation represents the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	November 30,
	2005	2004
Projected benefit obligation	$270	$259
Accumulated benefit obligation	256	244
Fair value of plan assets	232	224

Additional information:

	November 30,
	2005	2004
(Increase) decrease in minimum liability included in other comprehensive income	$(6,470)	$8,310

The weighted-average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the three years ending November 30, 2005 were:

	2005	2004	2003
Net periodic benefit cost:
Discount rate	5.75%	6.25%	6.75%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Plan obligations:
Discount rate	5.50%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%

In determining the discount rate, the Company utilizes the yield on high-quality fixed-income investments, principally those representing the AA bond rating, adjusted for the average duration of the pension obligations. In determining the expected long-term rate of return on plan assets, the Company considers the investment allocation of plan assets along with the long-term return rates (both historical and anticipated) of equity, fixed-income and alternative investments as an indicator of future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets are factored into the determination of asset return assumptions. Salary increase assumptions are based upon historical experience and anticipated future management actions. The RP2000 Blended Healthy Employees and Retiree Tables were used for mortality assumptions at November 30, 2005.

The Company’s investment asset allocation ranges for each major asset class and the actual asset allocations at November 30, 2005 and 2004 by asset category are as follows:

		Plan Assets at November 30,
	Expected Range	2005	2004
Asset Category
Equity securities	65% - 80%	79%	77%
Debt securities	15% - 25%	12%	12%
Cash	2% - 5%	2%	5%
Real Estate/Other	5% - 10%	7%	6%

Total		100%	100%

The Plans’ assets consist primarily of publicly traded common stocks and corporate debt instruments, or funds which invest in those securities. Venture capital funds and private equity funds, representing approximately 5% of plan assets at November 30, 2005 are included in the Real Estate/Other caption above. Plan assets attributable to the Company’s non-U.S. pension plan represent approximately $5.6 million of the total $231.7 million of aggregate assets of the Company’s pension plans. The target asset allocation is generally at the midpoint of the expected range noted above. The actual asset allocation at any specific date may vary from the expected range due to market conditions and other factors, such as market appreciation in one asset category relative to the other asset categories. At November 30, 2005, plan assets included approximately 2.4 million shares of the Company’s common stock with a market value of approximately $17.4 million. The market related value of plan assets is determined using fair value as of each November 30.

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

The Company makes periodic cash contributions to its defined benefit plans within the minimum and maximum amounts as prescribed for the jurisdictions in which the Company operates. During fiscal 2006, the Company expects to contribute within a range of $8 million to $10 million to its pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Amount
2006	$15.0
2007	15.1
2008	15.5
2009	15.9
2010	16.2
2011 - 2015	94.4

The Company’s Canadian operation also makes collectively-bargained payments to a group registered retirement savings plan (similar to a defined contribution plan) which is not administered by the Company’s Canadian operation. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the Company’s Canadian operation. Expense relating to this plan was approximately $.3 million in 2005 and 2004, and $.2 million in 2003.

Savings Investment and Stock Ownership Plan

The Company offers a qualified defined contribution plan, the Hartmarx Savings Investment and Stock Ownership Plan (“SIPSOP”), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. SIPSOP is available to most non-union U.S. employees. Eligible participants in SIPSOP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Participation in SIPSOP is required to earn retirement benefits for eligible employees under the Company’s principal pension plan for employees hired prior to April 2003. An employer contribution is made based on the employee’s level of participation, and is invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Effective July 1, 2002, the employer contribution was increased to forty percent from thirty-five percent of the first 6% of earnings contributed by the employee. Effective July 1, 2003, the employer contribution was increased to forty-five percent of the first 6% of earnings contributed by the employee. Effective July 1, 2004, the employer contribution was increased to fifty percent of the first 6% of earnings contributed by the employee. The Company’s expense is based upon the cost and market value of shares allocated to employees’ accounts, and in 2003 upon the principal and interest payments on the then outstanding ESOP loan and the dividends, if any, on unallocated shares. The Company’s annual expense was $1.2 million in 2005, $1.1 million in 2004 and $.9 million in 2003. The Company’s annual contributions were $1.2 million in 2005, $1.1 million in 2004 and $2.0 million in 2003, respectively. At November 30, 2005, the assets of SIPSOP funds had a market value of approximately $74.2 million, of which approximately $16.7 million was invested in 2,265,376 shares of the Company’s common stock.

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

Stock Option Plans and Restricted Stock

The Company has in effect the 1988 Stock Option Plan (“1988 Plan”), the 1995 Incentive Stock Plan (“1995 Plan”), the 1998 Incentive Stock Plan (“1998 Plan”) and the 2003 Incentive Stock Plan (“2003 Plan”) (collectively “the Plans”), under which officers, key employees and directors (with respect to the 1988 Plan) may be granted options to purchase the Company’s common stock at prices equal to or exceeding the fair market value at the date of grant. Options granted under the Plans usually become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date; however, for participants employed by the Company for at least three years, all or any portion of the shares granted are exercisable beginning one year after the date of grant. No additional grants will be made under the 1988, 1995 and 1998 Plans. Following the stockholder adoption of the 2003 Incentive Stock Plan in April 2003, shares covered by grants or awards under the terms of the 1988, 1995 or 1998 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 2003 Plan and will be made available for grants under the 2003 Plan. Options granted under the 2003 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors.

The Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder to receive a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998 and 2003 Plan may be paid in cash; the cash payment under the 1995 Plan, the 1998 Plan and the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights at November 30, 2005, 2004, or 2003. The 1995, 1998 and 2003 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

Information regarding employee stock option activity for the three years ended November 30, 2005 is as follows:

		Price Per Share
	Number of Shares	Range	Weighted Average
Balance at November 30, 2002	2,500,656	$2.50 to $8.09	$3.45
Granted	408,500	$2.64	$2.64
Exercised	(101,750)	$2.50 to $3.84	$2.55
Expired or terminated	(207,950)	$2.50 to $8.09	$5.09

Balance at November 30, 2003	2,599,456	$2.50 to $8.09	$3.23
Granted	372,000	$4.30 to $7.26	$4.38
Exercised	(959,250)	$2.50 to $5.94	$2.88
Expired or terminated	(87,506)	$2.50 to $8.09	$5.22

Balance at November 30, 2004	1,924,700	$2.50 to $8.09	$3.53
Granted	491,000	$7.98 to $9.54	$8.08
Exercised	(730,610)	$2.50 to $8.07	$4.11
Expired or terminated	(25,250)	$2.50 to $8.09	$7.48

Balance at November 30, 2005	1,659,840	$2.50 to $9.54	$4.57

At November 30, 2005, 2,178,088 shares were reserved for options and restricted stock awards outstanding, and 821,433 shares were available for future stock options and/or restricted stock awards (1,476,683 shares available at November 30, 2004).

Information on exercisable employee stock options at each date is as follows:

Date	Options Exercisable	Average Price
November 30, 2005	1,171,995	$3.13
November 30, 2004	1,515,660	$3.28
November 30, 2003	2,075,119	$3.27

Information on employee stock options outstanding and exercisable at November 30, 2005 is as follows:

		Weighted Average
Range of Prices	Number Outstanding	Remaining Life in Years	Price	Number Exercisable	Weighted Average Price
$2.50 to $2.64	745,230	4.8	$2.54	743,745	$2.54
$3.28 to $4.30	417,860	5.2	4.02	414,450	4.02
$7.26 to $9.54	496,750	4.2	8.07	13,800	7.86

	1,659,840	4.7	4.57	1,171,995	3.13

Information regarding long term incentive restricted stock plan awards pursuant to the 1995 Plan, 1998 Plan and 2003 Plan for the three years ended November 30, 2005 is as follows:

	Number of Shares	Price Per Share
		Average	Range
Balance November 30, 2002	1,328,500	$4.45	$2.50 to $8.09
Granted	201,000	$3.14	$3.14
Cancelled	(5,250)	$4.00	$2.50 to $8.09

Balance November 30, 2003	1,524,250	$4.28	$2.50 to $8.09
Granted	201,500	$7.28	$7.28
Vested	(1,512,750)	$4.26	$2.50 to $8.09
Cancelled	(15,000)	$7.12	$5.53 to $8.09

Balance November 30, 2004	198,000	$7.28	$7.28
Granted	191,500	$9.95	$9.95
Cancelled	(2,000)	$7.28	$7.28

Balance November 30, 2005	387,500	$8.60	$7.28 to $9.95

Of the 1,512,750 restricted shares vested during 2004, employees elected to utilize 533,171 of the vested shares to satisfy income tax withholding requirements.

The vesting threshold for restricted stock awards outstanding is as follows:

Number of Shares	Vesting Threshold	Latest Vesting Date
196,000	$11.00	August 4, 2009
191,500	$14.00	August 3, 2010

All of the above outstanding awards vest at the earliest of five years from the date of grant, retirement at age 65, the Company’s stock price equaling or exceeding the vesting threshold price for thirty consecutive calendar days, as shown above, or as otherwise authorized by the Compensation and Stock Option Committee of the Board of Directors.

The 1995 Stock Plan for Non-Employee Directors (“Director Plan”) provides for possible annual grants of Director Stock Options (“DSO”) to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award (“DDSA”) equal to the number of DDSA units computed by dividing the director’s annual retainer by the market value of a share on the date of the annual meeting. DSOs and DDSAs were not awarded to non-employee directors during fiscal 2004 and 2003. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company’s common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors’ respective accounts in accordance with the terms of the Director Plan. Information regarding director stock option activity for the three years ended November 30, 2005 is as follows:

	2005		2004		2003
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Balance beginning of year	171,900	$3.55	217,988	$3.51	242,173	$3.47
Awarded:
DDSA	16,104	—	—	—	—	—
Exercised:
$1.00 Option	(22,196)	1.00	(6,666)	1.00	(5,834)	1.00
DDSA	—	—	(15,221)	—	(8,351)	—
Fair Market Value	(30,962)	6.18	(4,098)	4.88	—	—
Expired:
Fair Market Value	(4,098)	4.88	(20,103)	6.34	(10,000)	7.00

Balance end of year	130,748	2.89	171,900	3.55	217,988	3.51

Balance at the end of each year consists of:
$1.00 Option	28,903	$1.00	51,099	$1.00	57,765	$1.00
DDSA	46,441	—	30,337	—	45,558	—
Fair Market Value	55,404	6.29	90,464	6.19	114,665	6.17

	130,748	2.89	171,900	3.55	217,988	3.51

At November 30, 2005, 25,622 shares were available for future DSOs and DDSAs (41,726 at November 30, 2004.)

Share Repurchase Authorization

In October 2005, the Company’s Board of Directors authorized a share repurchase program to acquire up to two million of the Company’s common shares, representing approximately 5% of the Company’s outstanding shares as of November 30, 2005. Repurchases would be made from time to time in the open market or in privately negotiated transactions based on prevailing market conditions and other factors. To date, no shares have been repurchased pursuant to this authorization. This authorization expires as of the close of business on December 31, 2007.

Other Comprehensive Income

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000’s omitted):

	Minimum Pension Liability	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance Nov. 30, 2002	$(14,015)	$(22)	$(77)	$(14,114)
Change in fiscal 2003	2,280	271	363	2,914

Balance Nov. 30, 2003	(11,735)	249	286	(11,200)
Change in fiscal 2004	8,310	(126)	1,494	9,678

Balance Nov. 30, 2004	(3,425)	123	1,780	(1,522)
Change in fiscal 2005	(6,470)	(122)	386	(6,206)

Balance Nov. 30, 2005	$(9,895)	$1	$2,166	$(7,728)

The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income (loss) was as follows (000’s omitted):

	Pre-tax	Tax	After-Tax
Year ended November 30, 2005
Minimum pension liability	$(10,494)	$4,024	$(6,470)
Fair value of foreign exchange contracts	(192)	70	(122)
Foreign currency translation adjustment	386	—	386

	$(10,300)	$4,094	$(6,206)

Year ended November 30, 2004
Minimum pension liability	$13,733	$(5,423)	$8,310
Fair value of foreign exchange contracts	(255)	129	(126)
Foreign currency translation adjustment	1,306	188	1,494

	$14,784	$(5,106)	$9,678

Year ended November 30, 2003
Minimum pension liability	$3,769	$(1,489)	$2,280
Fair value of foreign exchange contracts	447	(176)	271
Foreign currency translation adjustment	601	(238)	363

	$4,817	$(1,903)	$2,914

Operating Segment Information

The Company is engaged in the manufacturing and marketing of apparel and has two operating segments for purposes of allocating resources and assessing performance, which are based on products distributed. The Company’s customers comprise major department and specialty stores, value oriented retailers and direct mail companies. Products are sold over a wide range of price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. Its operations are comprised of the Men’s Apparel Group and Women’s Apparel Group. The Men’s Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women’s Apparel Group markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to both retailers and to individuals who purchase women’s apparel through a direct to consumer catalog and using the internet.

Information on the Company’s operations for the three years ended November 30, 2005 is summarized as follows (in millions):

2005	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$511.1	$87.1	$—	$598.2
Earnings (loss) before taxes	51.3	8.9	(21.8)	38.4
Total assets at year end	312.4	87.0	95.2	494.6
Depreciation and amortization	4.5	0.6	—	5.1
Property additions	13.6	0.9	0.1	14.6

2004	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$506.7	$79.7	$—	$586.4
Earnings (loss) before taxes	41.0	7.5	(22.6)	25.9
Total assets at year end	274.8	66.5	107.2	448.5
Depreciation and amortization	5.0	0.5	0.1	5.6
Property additions	3.8	0.4	—	4.2

2003	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$501.7	$60.1	$—	$561.8
Earnings (loss) before taxes	29.9	4.3	(19.8)	14.4
Total assets at year end	268.5	30.2	122.7	421.4
Depreciation and amortization	5.4	0.4	0.1	5.9
Property additions	2.4	0.2	—	2.6

During the years ended November 30, 2005 and 2004, there was $.1 million and $.4 million of sales, respectively, from the Men’s Apparel Group to the Women’s Apparel Group. These sales have been eliminated from Men’s Apparel Group sales. During the year ended November 30, 2003, there were no intergroup sales. During all periods, there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

At November 30, 2005 and 2004, Men’s Apparel Group total assets include $24.1 million of goodwill related to acquisitions. The Women’s Apparel Group total assets include intangible assets of $49.6 million at November 30, 2005 and $35.3 million at November 30, 2004 related to acquisitions. At November 30, 2005, the Women’s Apparel Group total assets include goodwill related to acquisitions of $2.1 million.

Amounts included in the “adjustment” column for earnings (loss) before taxes consist principally of interest expense, refinancing expense in 2003 and general corporate expenses. Adjustments of total assets are for cash, deferred income taxes, investments, other assets, corporate properties and the intangible pension asset. Adjustments of depreciation and amortization and net property additions are for corporate properties.

Sales and long-lived assets by geographic region are as follows (in millions):

	Sales Years Ended November 30,			Long-Lived Assets November 30,
	2005	2004	2003	2005	2004
USA	$576.1	$569.0	$541.3	$152.4	$130.4
Canada	20.5	15.8	18.6	3.0	3.1
All Other	1.6	1.6	1.9	0.1	0.7

	$598.2	$586.4	$561.8	$155.5	$134.2

Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than USA or Canada are included in All Other.

Long-lived assets includes intangible pension asset, net properties, goodwill, intangible assets and other assets.

Quarterly Financial Summary (Unaudited)

Unaudited quarterly financial data for the fiscal years ended November 30, 2005 and 2004 are as follows (in thousands, except per share data):

Year Ended November 30, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$143,822	$145,742	$152,134	$156,469
Gross profit	48,164	50,577	50,376	53,370
Net earnings	4,205	5,425	6,585	7,340
Diluted earnings per share	.11	.15	.18	.20

Year Ended November 30, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$136,613	$142,383	$155,783	$151,634
Gross profit	40,750	44,537	47,583	57,271
Net earnings	2,160	2,960	4,990	5,755
Diluted earnings per share	.06	.08	.14	.16

The results of operations of Misook and Simply Blue are included in the consolidated financial statements from the respective acquisition date of July 20, 2004 and October 31, 2005, respectively.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9-A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2005 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of November 30, 2005 based on criteria in Internal Control—Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Management has excluded certain elements of the internal control over financial reporting of Simply Blue Apparel, Inc. (“Simply Blue”) from its assessment of internal control over financial reporting as of November 30, 2005, because it was acquired by the Company in a purchase combination in October 2005. Subsequent to the acquisition, certain elements of Simply Blue’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment. The excluded elements represent controls over accounts that approximate 1% of consolidated assets and less than 1% of consolidated net sales as of and for the year ended November 30, 2005.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended November 30, 2005 that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10—Directors and Executive Officers of the Registrant

Information contained in the Proxy Statement for the 2006 Annual Meeting under the caption “Information About Nominees For Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information on Executive Officers of the Registrant is included under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct and Ethics, including a “Code of Ethics for Chief Executive and Senior Financial Officers” which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and Ethics is available on the Company’s website at www.hartmarx.com, under the heading “Investor Relations”. In addition, the Company will provide to any person without charge, upon request, addressed to the Corporate Secretary at Hartmarx Corporation, 101 North Wacker Drive, Chicago, IL 60606, a copy of the Code of Conduct and Ethics.

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

Item 11—Executive Compensation

Information contained in the Proxy Statement for the 2006 Annual Meeting under the captions “Executive Officer Compensation” and “Director Compensation” is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information*

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,178,088	$5.12	847,055
Equity compensation plans not approved by security holders	—	—	—

Total	2,178,088	$5.12	847,055

*	As of November 30, 2005.

Information contained in the Proxy Statement for the 2006 Annual Meeting under the captions “Security Ownership of Directors and Officers” and “Ownership of Common Stock” is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

Information contained in the Proxy Statement for the 2006 Annual Meeting under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

Information contained in the Proxy Statement for the 2006 Annual Meeting under the captions “PricewaterhouseCoopers LLP Fees and Services” and “Pre-Approval of Non-Audit Services” is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 25 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedule

Financial Statement Schedule for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 25 are filed as part of this Annual Report.

(a)(3) See the “Index to Exhibits” set forth below.

HARTMARX CORPORATION

Index to Exhibits

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 2-A	Purchase Agreement dated August 10, 2001 by and among CAG Acquisition Corp., Consolidated Apparel Group, LLC and Perry Wolfman (Exhibit 2.1 to the Current Report on Form 8-K filed August 17, 2001), (1).

* 2-B	Purchase Agreement dated June 25, 2004 by and among EM Acquisition Corp., Hartmarx Corporation, Exclusively Misook, Inc., Misook Doolittle and Harry Doolittle (Exhibit 2.1 to the Current Report on Form 8-K filed July 23, 2004), (1).

* 2-C	Purchase Agreement dated October 31, 2005 by and among SB Acquisition Corp., Hartmarx Corporation, Simply Blue, Inc., Seymour J. Blue, LLC, Melvin T. Matsui, Barbara J. Matsui and Thomas Herman (Exhibit 2.1 to the Current Report on Form 8-K filed November 2, 2005), (1).

* 3-A	Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-1	Certificate of Amendment for increase in authorized shares of Common Stock (Exhibit 3-A-2 to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-2	Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation Law §102(b)(7) (Exhibit 3-A-3 to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Exhibit 3-A-3 to Form 10-K for the year ended November 30, 1995), (1).

* 3-B	By-laws of the Company, as amended to the date hereof (Exhibit 3-B to Form 10-K for the year ended November 30, 2004), (1).

* 4-C-1	Loan and Security Agreement, dated as of August 30, 2002 (Exhibit 4-C-1 to Form 10-Q for the quarter ended August 31, 2002), (1).

* 4-C-2	Amendment No. 1 to Loan and Security Agreement, dated as of February 25, 2003. (Exhibit 4-C-2 to Form 10-K for the year ended November 30, 2002), (1).

* 4-C-3	Amendment No. 2 to Loan and Security Agreement dated as of July 22, 2004. (Exhibit 4-C-3 to Form 10-K for the year ended November 30, 2004), (1).

* 4-C-4	Amendment No. 3 to Loan and Security Agreement dated as of January 3, 2005. (Exhibit 4-C-3 to Form 8-K filed on January 5, 2005), (1).

4-C-5	Amendment No. 4 to Loan and Security Agreement dated as of October 31, 2005.

* 10-A	2003 Incentive Stock Plan (Exhibit 10-A to Form 10-Q for the quarter ended May 31, 2003), (1). **

* 10-A-1	Form of Employee Stock Option (Non-Qualified) Grant Document (Exhibit 10-A-1 to Form 10-K for the year ended November 30, 2004), (1).

* 10-A-2	Form of Incentive Stock Option Grant Document (Exhibit 10-A-2 to Form 10-K for the year ended November 30, 2004), (1).

* 10-A-3	Form of Restricted Stock Award Grant Document (Exhibit 10-A-3 to Form 10-K for the year ended November 30, 2004), (1).

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-A-4	1995 Stock Plan for Non-Employee Directors (Exhibit B to Proxy Statement of the Company relating to the 1995 Annual Meeting), (1). **

* 10-B-1	Hartmarx Management Incentive Plan (Exhibit A to Proxy Statement of the Company relating to the 2004 Annual Meeting), (1). **

* 10-B-2	Description of Performance Goals for fiscal 2005 under the Hartmarx Management Incentive Plan (Information included in Item 9B of the Company’s Form 10-K for the fiscal year ended November 30, 2004), (1).

* 10-C-1	Description of Hartmarx Long Term Incentive Plan (information included under the caption “REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE—Executive Compensation Program—Long-Term Incentives” in the Proxy Statement of the Company relating to the 2006 Annual Meeting), (1). **

10-C-2	Description of Long-Term EBIT Bonus Plan. **

* 10-D-1	Form of Deferred Compensation Agreement, as amended, between the Company and Director Farley (Exhibit 10-D-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-D-2	Form of First Amendment to Director Deferred Compensation Agreement between the Company and Director Farley (Exhibit 10-D-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-D-3	Consulting Agreement dated April 15, 2004 between the Company and Elbert O. Hand (Exhibit 10-D-3 to Form 10-Q for the period ended May 31, 2004), (1). **

* 10-E-1	Form of Deferred Compensation Agreement, as amended, between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-E-2	Form of First Amendment to Executive Deferred Compensation Agreement between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-F-1	Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-F-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-F-2	Employment Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-F-3 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-F-3	Letter Amendment dated April 11, 2002 to Employment Agreement and Severance Agreement between the Company and Homi B. Patel (Exhibit 10-F-5 to Form 10-Q for the quarter ended May 31, 2002), (1). **

* 10-F-4	Letter Amendment dated August 8, 2002 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-5 to Form 10-Q for the quarter ended August 31, 2002), (1). **

* 10-F-5	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Glenn R. Morgan. (Exhibit 10-F-5 to Form 10-K for the year ended November 30, 2004), (1). **

* 10-F-6	Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-6 to Form 10-Q for the quarter ended August 31, 2002), (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K

* 10-F-7	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Taras R. Proczko. (Exhibit 10-F-7 to Form 10-K for the year ended November 30, 2004), (1). **

* 10-F-8	Letter Amendment dated March 10, 2005 to Employment and Severance Agreement between the Company and Homi B. Patel (Exhibit 10-F-1 to Form 8-K dated March 14, 2005), (1). **

* 10-F-9	Letter Amendment dated June 30, 2005 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-8 to Form 10-Q for the period ended May 31, 2005), (1). **

* 10-F-10	Letter Amendment dated December 27, 2005 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-9 to Form 8-K filed on December 27, 2005), (1). **

* 10-F-11	Letter Amendment dated December 27, 2005 to Employment Agreement between the Company and Taras R. Proczko (Exhibit 10-F-10 to Form 8-K filed on December 27, 2005), (1). **

* 10-G-1	Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-7 to Form 10-Q for the quarter ended August 31, 2002), (1). **.

* 10-G-2	Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-G-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-G-3	Severance Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-G-3 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-G-4	Form of Severance Agreement between the Company and Executive Officers Raymond C. Giuriceo and Andrew A. Zahr (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-H-1	Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Homi B. Patel (Exhibit 10-H-2 to Form 10-K for the year ended November 30, 1999), (1). **

* 10-H-2	First Amendment to Supplemental Benefit Compensation Agreement between the Company and Homi B. Patel, effective November 27, 2000 (Exhibit 10-H-4 to Form 10-K for the year ended November 30, 2000), (1).**

* 10-I	Form of Indemnity Agreement between the Company and Directors Anthony, Cole, Dollive, Farley, Hand, Jain, Patel, Rohlfs and Scott (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-J-1	Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **

* 10-J-2	Deferred Compensation Plan effective January 1, 2001 (Exhibit 10-J-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-J-3	Deferred Compensation Plan effective January 1, 2002 (Exhibit 10-J-3 to Form 10-K for the year ended November 30, 2001), (1). **

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

Exhibit No. and Applicable Section of 601 of Regulation S-K

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits incorporated herein by reference. (1) File No. 1-8501

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

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

Date: February 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ HOMI B. PATEL
Homi B. Patel
Chairman of the Board, President,
Chief Executive Officer, Director

	/s/ MICHAEL F. ANTHONY*		/s/ ELBERT O. HAND *
	Michael F. Anthony, Director		Elbert O. Hand , Director

	/s/ JEFFREY A. COLE *		/s/ DIPAK JAIN *
	Jeffrey A. Cole, Director		Dipak Jain, Director

	/s/ JAMES P. DOLLIVE*		/s/ MICHAEL B. ROHLFS *
	James P. Dollive, Director		Michael B. Rohlfs, Director

	/s/ RAYMOND F. FARLEY *		/s/ STUART L. SCOTT *
	Raymond F. Farley, Director		Stuart L. Scott, Director

	/s/ GLENN R. MORGAN		/s/ ANDREW A. ZAHR
	Glenn R. Morgan		Andrew A. Zahr
	Executive Vice President,		Vice President and Controller
	Chief Financial Officer		Principal Accounting Officer

By:	/s/ GLENN R. MORGAN	By:	/s/ TARAS R. PROCZKO
	Glenn R. Morgan		Taras R. Proczko

* Pursuant to Power of Attorney

Date: February 13, 2006

HARTMARX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED NOVEMBER 30, 2005, 2004 and 2003

(000’s Omitted)

	Fiscal Year Ended November 30,
Allowance for Doubtful Accounts	2005	2004	2003
Balance at beginning of year	$6,735	$10,604	$8,984
Charged to costs and expenses	1,590	2,039	4,714
Deductions from reserves(1)	(3,104)	(5,939)	(3,094)
Reserve related to acquired business	16	31	—

Balance at end of year	$5,237	$6,735	$10,604

	Fiscal Year Ended November 30,
Sales Return Reserve	2005	2004	2003
Balance at beginning of year	$10,462	$8,733	$6,863
Charged to sales(2)	47,109	45,991	49,225
Deductions from reserves(2)	(49,164)	(44,331)	(47,355)
Reserve related to acquired business	48	69	—

Balance at end of year	$8,455	$10,462	$8,733

	Fiscal Year Ended November 30,
Inventory Markdowns and Allowances	2005	2004	2003
Balance at beginning of year	$7,703	$12,440	$11,269
Charged to costs and expenses	4,882	2,544	8,651
Deductions from reserves	(2,743)	(7,281)	(7,480)

Balance at end of year	$9,842	$7,703	$12,440

(1)	Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.
(2)	Includes returns and exchanges related to women’s catalog operation.

F-1