Form 10-Q
period 2006-02-28
HARTMARX CORP/DE
filed 2006-04-07
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2006

                                       or


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

                      Yes   |X|      No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____ Accelerated filer |X|  Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                      Yes ____        No   |X|

At March 31, 2006 there were 37,293,465 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION

                                     INDEX

                                                                           Page
                                                                         Number
                                                                         ------

Part I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Consolidated Statement of Earnings
             for the three months ended February 28, 2006
             and February 28, 2005.                                          3

             Unaudited Condensed Consolidated Balance Sheet
             as of February 28, 2006, November 30, 2005 and
             February 28, 2005.                                              4

             Unaudited Condensed Consolidated Statement of Cash Flows
             for the three months ended February 28, 2006
             and February 28, 2005.                                          6

             Notes to Unaudited Condensed Consolidated Financial Statements. 7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                 21

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk     27

   Item 4.   Controls and Procedures                                        27


Part II - OTHER INFORMATION

   Item 5.   Other Information                                              29

   Item 6.   Exhibits                                                       29

   Signatures                                                               30

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                                        HARTMARX CORPORATION
                            UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                              (000's Omitted, except per share amounts)


                                                                       Three Months Ended
                                                                          February 28,
                                                           -------------------------------------------
                                                                 2006                      2005
                                                           -----------------         -----------------

Net sales                                                  $        144,204          $        143,822
Licensing and other income                                              783                       765
                                                           -----------------         -----------------
                                                                    144,987                   144,587
                                                           -----------------         -----------------
Cost of goods sold                                                   95,909                    95,658
Selling, general and administrative expenses                         42,766                    40,404
                                                           -----------------         -----------------
                                                                    138,675                   136,062
                                                           -----------------         -----------------
Operating earnings                                                    6,312                     8,525
Interest expense                                                      2,107                     1,575
                                                           -----------------         -----------------
Earnings before taxes                                                 4,205                     6,950
Tax provision                                                        (1,620)                   (2,745)
                                                           -----------------         -----------------

Net earnings                                               $          2,585          $          4,205
                                                           =================         =================

Earnings per share:
       Basic                                               $            .07          $            .12
                                                           =================         =================
       Diluted                                             $            .07          $            .11
                                                           =================         =================

Dividends per common share                                 $              -          $              -
                                                           =================         =================

Average shares outstanding:
       Basic                                                         36,801                    35,920
                                                           =================         =================
       Diluted                                                       37,510                    36,789
                                                           =================         =================


          (See accompanying notes to unaudited condensed consolidated financial statements)



                                        HARTMARX CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                               ASSETS
                                           (000's Omitted)


                                                                Feb. 28,           Nov. 30,            Feb. 28,
                                                                  2006               2005                2005
                                                             --------------      -------------      --------------
CURRENT ASSETS
     Cash and cash equivalents                               $       2,395        $     1,257         $     4,527
     Accounts receivable, less allowance
         for doubtful accounts of $5,559,
         $5,237 and $7,049                                         138,272            123,058             137,586
     Inventories                                                   162,826            153,263             141,643
     Prepaid expenses                                               10,499             12,707               8,109
     Deferred income taxes                                          25,068             25,068              23,711
                                                             --------------      -------------      --------------
         Total current assets                                      339,060            315,353             315,576
                                                             --------------      -------------      --------------

GOODWILL                                                            26,554             26,233              24,074
                                                             --------------      -------------      --------------

INTANGIBLE ASSETS                                                   48,921             49,598              35,165
                                                             --------------      -------------      --------------

DEFERRED INCOME TAXES                                               22,602             23,797              30,335
                                                             --------------      -------------      --------------

OTHER ASSETS                                                         6,368              6,451               6,939
                                                             --------------      -------------      --------------

INTANGIBLE PENSION ASSET                                            35,963             35,963              39,411
                                                             --------------      -------------      --------------

PROPERTIES
     Land                                                            1,883              1,883               1,908
     Buildings and building improvements                            43,976             43,825              37,851
     Furniture, fixtures and equipment                             104,216            103,422             102,719
     Leasehold improvements                                         28,179             28,124              24,776
                                                             --------------      -------------      --------------
                                                                   178,254            177,254             167,254
     Accumulated depreciation and amortization                    (141,447)          (140,004)           (138,263)
                                                             --------------      -------------      --------------
         Net properties                                             36,807             37,250              28,991
                                                             --------------      -------------      --------------
TOTAL ASSETS                                                 $     516,275        $   494,645         $   480,491
                                                             ==============      =============      ==============


          (See accompanying notes to unaudited condensed consolidated financial statements)


                                        HARTMARX CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (000's Omitted, except share data)


                                                                Feb. 28,            Nov.30,            Feb. 28,
                                                                  2006               2005                2005
                                                             --------------      -------------      -------------
CURRENT LIABILITIES
     Current portion of long-term debt                       $      24,742        $    24,732        $     25,689
     Accounts payable and accrued expenses                          63,255             74,111              69,776
                                                             --------------      -------------      --------------
        Total current liabilities                                   87,997             98,843              95,465
                                                             --------------      -------------      --------------

NON-CURRENT LIABILITIES                                             25,293             25,730              24,715
                                                             --------------      -------------      --------------

LONG-TERM DEBT                                                     123,270             94,781             105,106
                                                             --------------      -------------      --------------

ACCRUED PENSION LIABILITY                                           29,912             29,445              27,219
                                                             --------------      -------------      --------------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
        2,500,000 authorized and unissued                                -                  -                   -
     Common shares, $2.50 par value; 75,000,000
        shares authorized; 37,228,276 shares issued
        at February 28, 2006, 37,157,586 shares issued
        at November 30, 2005 and 36,372,446 shares
        issued at February 28, 2005.                                93,071             92,894              90,931
     Capital surplus                                                66,837             68,783              64,938
     Retained earnings                                              97,280             94,695              75,345
     Unearned employee benefits                                          -             (2,798)             (1,249)
     Accumulated other comprehensive income (loss)                  (7,385)            (7,728)             (1,979)
                                                             --------------      -------------      --------------
         Total shareholders' equity                                249,803            245,846             227,986
                                                             --------------      -------------      --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $     516,275        $   494,645        $    480,491
                                                             ==============      =============      ==============

                           (See accompanying notes to unaudited condensed consolidated financial statements)



                                        HARTMARX CORPORATION
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                            OF CASH FLOWS
                                           (000's Omitted)

                                                                                    Three Months Ended
                                                                                        February 28,
                                                                          ------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               2006                        2005
                                                                          --------------             ---------------
Cash Flows from operating activities:
      Net earnings                                                        $       2,585                $      4,205
      Reconciling items to adjust net earnings to
        net cash used in operating activities:
          Depreciation and amortization of fixed assets                           1,365                       1,243
          Amortization of long lived assets and intangible assets                   945                         822
          Stock compensation expense                                                514                          82
          Tax effect of option exercises                                              -                         600
          Deferred taxes on earnings                                              1,200                       1,926
          Changes in assets and liabilities:
              Accounts receivable, inventories, prepaid expenses
                   and other assets                                             (22,425)                    (31,126)
              Accounts payable, accrued expenses and
                   non-current liabilities                                       (7,936)                     (3,253)
                                                                          --------------             ---------------
Net cash used in operating activities                                           (23,752)                    (25,501)
                                                                          --------------             ---------------

Cash Flows from investing activities:
      Capital expenditures                                                       (1,141)                     (2,636)
      Payments made re: acquisitions                                             (3,754)                     (2,203)
                                                                          --------------             ---------------
Net cash used in investing activities                                            (4,895)                     (4,839)
                                                                          --------------             ---------------

Cash Flows from financing activities:
      Borrowings under Credit Facility                                           28,676                      28,926
      Payment of other debt                                                        (177)                       (163)
      Grant proceeds related to facility modernization                              183                         500
      Financing fees and expenses                                                     -                        (400)
      Change in checks drawn in excess of bank balances                             588                       1,852
      Proceeds from exercise of stock options                                        38                       1,429
      Tax effect of option exercises                                                 14                           -
      Other equity transactions                                                     463                         367
                                                                          --------------             ---------------
Net cash provided by financing activities                                        29,785                      32,511
                                                                          --------------             ---------------
Net increase in cash and cash equivalents                                         1,138                       2,171
Cash and cash equivalents at beginning of period                                  1,257                       2,356
                                                                          --------------             ---------------
Cash and cash equivalents at end of period                                $       2,395                $      4,527
                                                                          ==============             ===============

Supplemental cash flow information:
      Net cash paid during the period for:
          Interest                                                        $       2,393                $      1,813
          Income taxes                                                              424                         135

         (See accompanying notes to unaudited condensed consolidated financial statements)


                              HARTMARX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Principles of Consolidation

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2005.


Note 2 - Stock Based Compensation

The Company has in effect the 1988 Stock Option Plan ("1988 Plan"), the 1995 Incentive Stock Plan ("1995 Plan"), the 1998 Incentive Stock Plan ("1998 Plan") and the 2003 Incentive Stock Plan ("2003 Plan") (collectively "the Plans"), under which officers, key employees and directors (with respect to the 1988
Plan) may be granted options to purchase the Company's common stock at prices equal to or exceeding the fair market value at the date of grant. Options granted in 2006 and 2005 have five year terms. Options granted in 2004 and prior years and outstanding at February 28, 2006 have ten year terms. Options granted under the Plans usually become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date; however, for participants employed by the Company for at least three years, all or any portion of the shares granted are exercisable beginning one year after the date of grant. No additional grants will be made under the 1988, 1995 and 1998 Plans. Following the stockholder adoption of the 2003 Incentive Stock Plan in April 2003, shares covered by grants or awards under the terms of the 1988, 1995 or 1998 Plans which terminate, lapse or are forfeited were added to the aggregate number of shares authorized under the 2003 Plan and are made available for grants under the 2003 Plan. Options granted under the 2003 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors. In its proxy statement for the annual meeting to be held on April 20, 2006, the Company has asked its shareholders to approve the 2006 Incentive Stock Plan, covering up to 1,500,000 additional shares.

The Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder to receive a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998 and 2003 Plan may be paid in cash; the cash payment under the 1995 Plan, the 1998 Plan and the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights at February 28, 2006 or February 28, 2005. The 1995, 1998 and 2003 Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted.

As of February 28, 2006, there are no options outstanding under the 1988 Plan, 750 options outstanding under the 1995 Plan, 941,200 options outstanding under the 1998 Plan and 1,063,750 options outstanding under the 2003 Plan. Under the 2003 Plan, 468,433 shares remain available for future grants.

Effective December 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R")," which requires the Company to recognize expense related to the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee's requisite service period (generally the vesting period of the award). Stock compensation expense recognized by the Company and principally included in Selling, General and Administrative Expense in the unaudited Consolidated Statement of Earnings for the three months ended February 28, 2006 was $.4 million, or $.2 million net of taxes.

Prior to December 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified-prospective-transition method as provided by SFAS No. 123(R). Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share based compensation. The Company intends to use the short cut method to calculate windfall tax benefits.

As a result of adopting SFAS 123(R) on December 1, 2005, the Company's income before income taxes and net income for the period ended February 28, 2006, are $.4 million and $.2 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion 25. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Effective December 1, 2005 and in accordance with SFAS No. 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are now classified as financing cash flows.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of options granted in 2006 was calculated to be $2.98 using the following assumptions for the three months ended February 28, 2006:

        Risk-free interest rate                            4.3%
        Expected life (in years)                           3.6
        Expected volatility                                 44%
        Expected dividend yield                              0%

The Company did not recognize compensation expense for employee stock based awards for the three months ended February 28, 2005 when the exercise price of the awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain restricted stock awards.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to employee stock based awards under the Company's stock option plans during the three month period ended February 28, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur (amounts in millions, except per share amounts):

     Net earnings, as reported                                       $4.2
     Add: Total stock based compensation expense determined
            under intrinsic value method for all awards,
            net of related tax effect                                 0.1
     Deduct: Total stock based employee compensation expense
              determined under fair value method
              for all awards, net of related tax effect              (0.2)
                                                                  ---------
        Pro forma net earnings                                       $4.1
                                                                  =========
        Earnings per share:
           Basic - as reported                                       $.12
           Basic - pro forma                                         $.11
           Diluted - as reported                                     $.11
           Diluted - pro forma                                       $.11


The fair value of each option grant of $3.46 was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions for the three months ended February 28, 2005:

                Risk-free interest rate                            3.6%
                Expected life (in years)                           4
                Expected volatility                                50%
                Expected dividend yield                             0%

The following table summarizes the stock option transactions for the quarter ended February 28, 2006:

                                                                   Weighted
                                                                   Average            Aggregate
                                                                   Exercise           Intrinsic
                                                 Shares              Price               Value
                                           ----------------      -------------     ----------------
Outstanding at November 30, 2005                1,659,840            $4.57           $    3,501,825
Granted                                           360,500            $7.93                1,074,290
Exercised                                         (10,140)           $3.74                  (20,916)
Expired or forfeited                               (4,500)           $7.14                  (13,628)
                                            --------------                         ----------------
Outstanding at February 28, 2006                2,005,700            $5.17           $    4,541,571
                                            ==============                         ================
Exercisable at February 28, 2006                1,600,873            $4.47           $    3,318,907
                                            ==============                         ================



Shares issued upon the exercise of stock options are normally from authorized but unissued common shares of the Company. However, to the extent that the Company has treasury shares outstanding, such shares may be reissued upon the exercise of stock options.

During the three months ended February 28, 2006, the Company received $.038 million in proceeds on the exercise of stock options and recorded a tax benefit of $.015 million related to stock option exercises.

Information on employee stock options outstanding and exercisable at February 28, 2006 is as follows:

                                                     Weighted Average
                                               -----------------------------
                                                                                                  Weighted
                               Number             Remaining                      Number           Average
    Range of Prices          Outstanding        Life in Years      Price       Exercisable          Price
------------------------   ----------------    ----------------  ----------   ---------------   ------------
$2.50 to $2.64                     742,000           4.6            $2.54           742,000         $2.54
$3.28 to $4.30                     410,200           5.0            $4.02           409,212         $4.02
$7.26 to $9.54                     853,500           4.4            $8.01           449,661         $8.06
                           ----------------                                   --------------
                                 2,005,700           4.6            $5.17         1,600,873          $4.47
                           ================                                   ==============


A summary of the status of the Company's nonvested stock options as of February 28, 2006 and changes during the three month period ended February 28, 2006 is as follows:

                                               Weighted
                                                Average           Aggregate
                                               Exercise           Intrinsic
                              Shares             Price              Value
                           -------------      ------------     ---------------
November 30, 2005             487,845           $8.03           $   3,709,920
Granted                       360,500           $7.93               1,074,290
Vested                       (439,768)          $8.03              (3,531,283)
Expired or forfeited           (3,750)          $8.07                 (30,263)
                           -------------                        ---------------
February 28, 2006             404,827           $7.94           $   1,222,664
                           =============                        ===============


As of February 28, 2006 there was approximately $1.1 million of unrecognized compensation cost related to nonvested stock options, of which $.8 million is expected to be recognized in the remainder of fiscal 2006 and $.3 million in fiscal 2007.

With respect to the Company's long term incentive restricted stock plan awards pursuant to the 1995, 1998 and 2003 plans, compensation expense is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of the Company's stock. The Company has assumed no forfeitures. In accordance with SFAS No. 123R, Unearned Employee Benefits, which had previously been reported as a separate component of Shareholders' Equity, is now included in Capital Surplus. Restricted stock awards vest at the earlier of five years from the date of grant, retirement at age 65 or the Company's share price exceeding performance measures. Compensation expense is recognized on a straight-line basis over the vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price for thirty consecutive days. The restricted stock awards resulted in compensation expense of $.2 million and $.1 million in the periods ended February 28, 2006 and 2005, respectively. As of February 28, 2006, unrecognized compensation cost associated with restricted stock was approximately $2.6 million, which will be recognized as follows: $.5 million in the remainder of 2006, $.6 million in 2007, $.6 million in 2008, $.6 million in 2009 and $.3 million in 2010. However, if the vesting thresholds are achieved prior to the end of the five year term, the related compensation expense will be accelerated.

Information regarding long term incentive restricted stock plan awards for the period ended February 28, 2006 is as follows:

                                   Number                   Weighted Average
                                     of                  Grant Date Fair Value
                                   Shares                     Per Share
                               --------------            ----------------------

November 30, 2005                    387,500                   $8.60
Forfeited                             (3,000)                  $8.62
                               --------------
February 28, 2006                    384,500                   $8.60
                               ==============

         The vesting threshold for restricted stock awards outstanding is as follows:

        Number of                  Vesting                     Latest
         Shares                   Threshold                 Vesting Date
------------------------       --------------------        ----------------
        194,500                      $11.00                 August 4, 2009
        190,000                      $14.00                 August 3, 2010


The 1995 Stock Plan for Non-Employee Directors ("Director Plan") provides for possible annual grants of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, each non-employee director may make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the market value of a share on the date of the annual meeting. Prior to 1998, each non-employee director received a DDSA equal to 150 units. A unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. DSO's are charged to expense at the time the director elects to receive the DSO. DDSA's are charged to expense at the time the grant is made to the director. Dividend equivalents, if any, would be charged to expense at the time the dividend would be declared. There was no activity related to director stock options in the period ended February 28, 2006. The balance at both February 28, 2006 and November 30, 2005 consists of:

                                                         Avg.
                                     Shares              Price
                                  -------------        ----------
$1.00 Option                            28,903         $    1.00
DDSA                                    46,441         $       -
Fair Market Value                       55,404         $    6.29
                                  -------------
                                       130,748         $    2.89
                                  =============

At both February 28, 2006 and November 30, 2005, 25,622 shares were available for future DSOs and DDSAs.

In its proxy statement for the annual meeting to be held on April 20, 2006, the Company has asked its shareholders to approve the 2006 Stock Compensation Plan for Non-Employee Directors, covering up to 250,000 additional shares.

Note 3 - Per Share Information

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

                                                   Three Months Ended
                                                      February 28,
                                             --------------------------------
                                               2006                   2005
                                             -----------          -----------
        Basic                                  36,801               35,920
        Dilutive effect of:
             Stock options and awards             643                  838
             Restricted stock awards               66                   31
                                             ----------          ------------
        Diluted                                37,510               36,789
                                             ==========          ============

For the three months ended February 28, 2006 and February 28, 2005, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company's common stock was below the grant or award price for the respective period:

                                                       Three Months Ended
                                                          February 28,
                                             ---------------------------------
                                                 2006                 2005
                                             ------------          -----------
        Anti-dilutive:
                 Stock options                    6,450                -
                 Restricted stock awards        190,000                -


Note 4 - Financing

Long-term debt comprised the following (000's omitted):


                                                      Feb. 28,         Nov. 30,         Feb. 28,
                                                        2006             2005             2005
                                                     ------------     ------------     ------------
        Borrowings under Credit Facility             $  113,765       $   85,089       $   95,856
        Industrial development bonds                     17,250           17,250           17,250
        Mortgages and other debt                         16,997           17,174           17,689
                                                     ------------     -----------      ------------
        Total debt                                      148,012          119,513          130,795
        Less - current                                   24,742           24,732           25,689
                                                     ------------     -----------      ------------
        Long-term debt                               $  123,270       $   94,781       $  105,106
                                                     ============     ===========      ============


Pursuant to an amendment dated on January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility continue to be based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 6.3% at February 28, 2006, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending February 28, 2006, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At February 28, 2006, the Company had approximately $21 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. During the twelve months ended February 28, 2006, borrowing availability ranged from $33 million to $95 million. At February 28, 2006, additional borrowing availability under the Credit Facility was approximately $49 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral. The $24.7 million of principal reductions at February 28, 2006, reflected as current, consists of $.7 million of required payments and $24.0 million representing the Company's estimate of additional debt reduction over the twelve month period subsequent to February 28, 2006.

Note 5 - Pension Plans

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months ended February 28, 2006 and 2005 were as follows (000's omitted):

                                                  Three Months Ended
                                                     February 28,
                                            -------------------------------
                                                2006              2005
                                            --------------    -------------
Service cost                                $       1,339      $     1,368
Interest cost                                       3,614            3,493
Expected return on plan assets                     (4,904)          (4,643)
Recognized net actuarial (gain) loss                  (75)              (8)
Net amortization                                      847              847
                                            --------------    -------------
Net periodic pension expense                $         821      $     1,057
                                            ==============    =============

As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months ended February 28, 2006 and 2005 have been calculated based upon the Company's estimate of pension expense for the respective period.

For the three months ended February 28, 2006, no contributions were made to the Company's pension plans. In March 2006, the Company contributed $2 million to its principal pension plan. The Company anticipates contributions to its plans in the range of $8 million to $10 million during in fiscal 2006.


Note 6 - Inventories

Inventories at each date consisted of (000's omitted):

                           Feb. 28,            Nov. 30,           Feb. 28,
                             2006               2005                2005
                          ------------      -------------      -------------
Raw  materials            $    40,541        $    39,478        $    39,748
Work-in-process                 6,988              8,488              7,304
Finished goods                115,297            105,297             94,591
                          ------------      -------------      -------------
                          $   162,826        $   153,263        $   141,643
                          ============      =============      =============


Inventories are stated at the lower of cost or market. Approximately 48% of the Company's total inventories are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods at February 28, 2006, November 30, 2005 and February 28, 2005. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


Note 7 - Acquisitions

On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together "Simply Blue"), a designer and marketer of upscale women's jeans products sold through leading specialty and department stores. The acquisition of Simply Blue is expected to provide for strategic growth opportunities in womenswear and further diversification of product categories.

The purchase price for Simply Blue as of the acquisition date was $21.0 million. Additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $6.7 million), additional annual consideration of $1.3 million, less deductions as defined in the purchase agreement, would be paid over the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. The additional consideration anticipated applicable to the three months ended February 28, 2006 was approximately $.3 million.

The Simply Blue acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of Simply Blue are included in the consolidated financial statements from the acquisition date. Simply Blue's results of operations and assets are included in the Women's Apparel Group segment.

The Company has allocated the purchase price to the Simply Blue assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the assistance of an independent third party appraisal. Any contingent consideration payable subsequent to the acquisition will increase goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

Cash consideration                                   $        21,000
Direct acquisition costs                                         150
                                                     -----------------
Total purchase price                                 $        21,150
                                                     =================

Allocation of purchase price:
Cash                                                 $           125
Accounts receivable                                            2,101
Inventories                                                      945
Other current assets                                             454
Intangible assets                                             16,200
Goodwill                                                       2,077
Property, plant and equipment                                    116
Other assets                                                      21
Current liabilities                                             (889)
                                                     -----------------
Total purchase price                                 $        21,150
                                                     =================


The components of the Intangible Assets listed in the above table as of the acquisition date were determined by the Company with the assistance of an independent third party appraisal and were as follows (000's omitted):

                                         Amount                    Life
                                      --------------          ---------------
Tradename                             $      11,850           Indefinite
Customer relationships                        2,650            10 years
Design services agreement                     1,450             5 years
Covenant not to compete                         250            10 years
                                      --------------
                                      $      16,200
                                      ==============

The tradename was deemed to have an indefinite life and, accordingly, is not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 ("Goodwill and Other Intangible Assets"). The customer relationships, design services agreement and covenant not to compete are being amortized based on estimated weighted cash flows over their life.

The Simply Blue acquisition was financed utilizing borrowing availability under the Company's Credit Facility.

The pro forma financial information presented below gives effect to the Simply Blue acquisition as if it had occurred as of the beginning of the Company's fiscal year 2005. The pro forma amounts below reflect interest on the purchase price assuming the acquisition occurred as of December 1, 2004, with interest calculated at the Company's borrowing rate under its Credit Facility for the period. The pro forma earnings below assumes an income tax provision at the Company's consolidated tax rate for the period. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2005 fiscal year or of future operating performance. Amounts in millions, except per share amounts:

                                                 Three Months Ended
                                                  February 28, 2005
                                                  -----------------
        Net sales                                       $148.2
        Net earnings                                       4.4
        Net earnings per share:
            Basic                                           .12
            Diluted                                         .12

In July 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"). The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration is due if Misook achieves specified performance targets over a five year period commencing August 1, 2004. The amount of contingent consideration related to fiscal 2005 accrued as of November 30, 2005 for Misook, approximately $3.8 million, was paid in the first quarter of fiscal 2006.


Note 8 - Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products totaled $5.4 million for the first quarter of 2006 and $4.8 million for the first quarter of 2005 and are included as a component of Selling, General and Administrative Expenses.


Note 9 - Operating Segments

The Company is engaged in the manufacturing and marketing of apparel and has two operating segments for purposes of allocating resources and assessing performance, which are based on products distributed. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. Products are sold over a wide range of price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. Its operations are comprised of the Men's Apparel Group and Women's Apparel Group. The Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women's Apparel Group markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to both retailers and to individuals who purchase women's apparel through a direct to consumer catalog and using the internet.

Information on the Company's operations and total assets for the three months ended and as of February 28, 2006 and 2005 is summarized as follows (in millions):


                                           Men's             Women's
                                          Apparel            Apparel
                                           Group              Group              Adj.             Consol.
                                        -----------       -------------     --------------     -------------

        2006
        Net sales                          $120.7             $23.5         $    -              $  144.2
        Earnings (loss) before taxes          9.1               1.8            (6.7)                 4.2
        Total assets                        330.5              88.9            96.9                516.3

        2005
        Net sales                          $123.9             $19.9         $    -              $  143.8
        Earnings (loss) before taxes         11.2               2.3            (6.5)                 7.0
        Total assets                        304.2              67.9           108.4                480.5


During the three months ended February 28, 2006 and 2005, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):


                                         Feb. 28,             Nov. 30,              Feb. 28,
                                           2006                 2005                 2005
                                      ------------          ------------         ------------
        Men's Apparel Group:
           Goodwill                   $    24.2              $    24.2            $   24.1
                                      ============          ============         ============

        Women's Apparel Group:
           Intangible assets          $    48.9              $    49.6            $   34.9
                                      ============          ============          ===========
           Goodwill                   $     2.4              $     2.1            $      -
                                      ============          ============          ===========


Sales and long-lived assets by geographic region are as follows (in millions):


                                Sales
                          Three Months Ended                         Long-Lived Assets
                             February 28,                ---------------------------------------------
                     -----------------------------         Feb.28,         Nov. 30,          Feb. 28,
                         2006              2005             2006             2005              2005
                     ------------      -----------       -----------      -----------      -----------
        USA            $  139.1          $  139.0         $  151.5          $  152.4         $   131.1
        Canada              5.0               4.7              3.0               3.0               2.8
        All Other            .1                .1               .1                .1                .7
                     ------------      -----------      ------------      ------------     -----------
                       $  144.2          $  143.8         $  154.6          $  155.5         $   134.6
                     ============      ===========      ============      ============     ===========


Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than the USA or Canada are included in All Other.

Long-lived assets includes intangible pension asset, net properties, goodwill, intangible assets and other assets.


Note 10 - Other Comprehensive Income

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                                                 Three Months Ended
                                                                                    February 28,
                                                                           --------------------------------
                                                                               2006               2005
                                                                           --------------     -------------
          Net earnings                                                     $       2,585       $   4,205
          Other comprehensive income (loss):
                Change in fair value of foreign exchange contracts                    (7)            (43)
                Currency translation adjustment                                      350            (414)
                                                                           --------------     -------------
          Comprehensive earnings                                           $       2,928       $   3,748
                                                                           ==============     =============


The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):


                                                          Fair Value            Foreign             Accumulated
                                       Minimum            of Foreign            Currency               Other
                                       Pension            Exchange             Translation        Comprehensive
                                      Liability           Contracts            Adjustment          Income (Loss)
                                    -------------      ----------------      ----------------     ---------------
Fiscal 2006
---------------------------
Balance November 30, 2005           $   (9,895)        $          1           $     2,166          $   (7,728)
Change in fiscal 2006                        -                   (7)                  350                 343
                                    -------------      ----------------       --------------       --------------
Balance February 28, 2006           $   (9,895)        $         (6)          $     2,516          $   (7,385)
                                    =============      ================       ==============       ===============

Fiscal 2005
--------------------------
Balance November 30, 2004           $   (3,425)        $        123           $     1,780          $   (1,522)
Change in fiscal 2005                        -                  (43)                 (414)               (457)
                                    -------------      ----------------      ----------------      ---------------
Balance February 28, 2005           $   (3,425)        $         80           $     1,366          $   (1,979)
                                    =============      ================      ================      ===============



The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):



Three months ended February 28, 2006                      Pre-tax                Tax                After-Tax
-----------------------------------------              ---------------      ---------------      ----------------
Fair value of foreign exchange contracts               $         (12)       $           5         $         (7)
Foreign currency translation adjustment                          350                    -                  350
                                                       ---------------      ---------------      ----------------
                                                       $         338        $           5         $        343
                                                       ===============      ===============      ================
Three months ended February 28, 2005
----------------------------------------
Fair value of foreign exchange contracts               $         (65)       $          22         $        (43)
Foreign currency translation adjustment                         (414)                   -                 (414)
                                                       ---------------      ---------------      ----------------
                                                       $        (479)       $          22         $       (457)
                                                       ===============      ===============      ================


Note 11 - Recent Accounting Pronouncements

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective no later than the end of the Company's fiscal year ending November 30, 2006. The Company is currently evaluating the potential impact of FIN 47 on its financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 with its fiscal year beginning December 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers, offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website. For the three months ended February 28, Men's Apparel Group segment sales represented 84% of consolidated sales in 2006 compared to 86% in 2005; Women's Apparel Group segment sales represented 16% of consolidated sales in 2006 compared to 14% in 2005.

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

<        The continuing consolidation of national and regional retailers, an important distribution channel for the Company, along with market share declines experienced by certain department store retailers.

<        Ongoing deflation of apparel prices and large retailers' increasing emphasis on direct sourcing of their product offerings.

The Company has continued to expand its non-tailored clothing product offerings through acquisitions, internally developed programs and new licensing arrangements. On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together "Simply Blue"), a designer and marketer of upscale women's jeans products sold through leading specialty and department stores. The purchase price for Simply Blue as of the acquisition date was $21 million. As described in the Notes to Unaudited Condensed Consolidated Financial Statements, additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. The acquisition of Simply Blue, which provides for strategic growth opportunities in womenswear and further diversification of non-tailored product categories, contributed $4.8 million in revenues and approximately $.01 in earnings per diluted share to first quarter results in 2006. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. Additional contingent consideration is due if Misook achieves certain specified financial performance targets over the five year period following the acquisition. Approximately $5.0 million of aggregate contingent consideration has been paid through February 28, 2006 related to the Misook acquisition. The Company acquired the Consolidated Apparel Group ("CAG"), a marketer of moderate priced men's sportswear, in 2001. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company's non-tailored products, such as through "green grass" and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end men's sportswear products.

Sales of non-tailored apparel product categories (men's sportswear, golfwear, slacks and womenswear) represented 47% of total sales during the first quarter of 2006 compared to 45% for the first quarter of 2005. For the fiscal year ended November 30, non-tailored apparel sales represented 46% of total sales in 2005 compared to 47% in 2004.


Liquidity and Capital Resources

November 30, 2005 to February 28, 2006
--------------------------------------

For the three months ended February 28, 2006, net cash used in operating activities was $23.8 million compared to a net use of cash of $25.5 million for the three months ended February 28, 2005. The $1.7 million lower use of cash reflected in operating activities during the current period over the prior period was primarily attributable to lower working capital requirements, partially offset by the lower earnings. Since November 30, 2005, net accounts receivable increased $15.2 million or 12% to $138.3 million, principally attributable to the seasonal increase from tailored clothing shipments in the Men's Apparel Group. Inventories of $162.8 million increased $9.6 million or 6%, reflecting the seasonal production or receipt of goods in advance of anticipated shipments during the second fiscal quarter. Accounts payable and accrued expenses declined $10.9 million reflecting regular seasonal payments. Total debt, including current maturities, increased $28.5 million to $148.0 million and was the principal component of net cash provided by financing activities; this increase reflected regular seasonal increases in working capital requirements. Total debt represented 37% of total capitalization at February 28, 2006 compared to 33% at November 30, 2005. Shareholders' equity increased $4.0 million primarily from the increase in net earnings.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2005.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one year renewal at the Company's option (i.e., until February
2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 6.3% at February 28, 2006, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 6.8% at February 28, 2006 compared to 5.4% February 28, 2005.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending February 28, 2006, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which can affect the Company's ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements. The following summarizes certain of the most significant risk factors:

o The apparel environment is cyclical, and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The tailored clothing market relating to suits has stabilized in recent periods after experiencing unit declines over the previous several years. If the tailored clothing market declines further or if large retailers increase their direct sourcing of tailored clothing, sales and profitability would be adversely affected.

o Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to these sportswear and casual product offerings may not offset the declines in the tailored clothing unit sales.

o The Company's customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2005 with the two largest customers representing approximately 31% of sales. In recent months, there were several changes in ownership control regarding certain of the Company's customers, including Federated's acquisition of the May Company stores and the sale of certain retail store groups formerly owned by Saks, Inc. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

At February 28, 2006, the Company had approximately $21 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. For the trailing twelve months, additional availability levels have ranged from $33 million to $95 million. At February 28, 2006, additional borrowing availability under the Credit Facility was approximately $49 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At February 28, 2006, there were an aggregate of $1.3 million of outstanding foreign exchange contracts primarily attributable to approximately 1.1 million Euros for anticipated inventory purchases to be made in the next nine months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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


February 28, 2005 to February 28, 2006
--------------------------------------

Net accounts receivable of $138.3 million increased $.7 million; the allowance for doubtful accounts declined $1.5 million to $5.5 million reflecting the write off of amounts previously reserved. The current period included $2.7 million of net receivables related to Simply Blue. Inventories of $162.8 million increased $21.2 million or 15%, primarily attributable to the Men's Apparel Group from higher tailored clothing inventories from earlier receipts, changes in product mix related to advance orders for the spring shipping season and more in-stock units from anticipated demand which did not materialize; men's sportswear inventories also increased in anticipation of higher second quarter sales. Inventories have been appropriately valued at the lower of cost or market at February 28, 2006 and the increase in inventory levels is anticipated to moderate during fiscal 2006. Inventories attributable to Simply Blue aggregated $.7 million. The increase in intangible assets to $48.9 million from $35.2 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Simply Blue transaction, less amortization of Simply Blue and Misook intangible assets with finite lives. Net properties of $36.8 million increased $7.8 million, as capital additions, which included amounts in fiscal 2005 related to the modernization of the Hickey-Freeman manufacturing and distribution facility and new Hickey-Freeman and Bobby Jones retail stores, exceeded depreciation expense. Total debt of $148.0 million increased $17.2 million compared to the year earlier level, attributable to the $21 million paid for the October 2005 Simply Blue acquisition. Total debt represented 37 % of total capitalization at February 28, 2006 compared to 36% at February 28, 2005.

Results of Operations

First Quarter 2006 Compared to First Quarter 2005
-------------------------------------------------

First quarter consolidated sales were $144.2 million compared to $143.8 million in 2005. The current period reflected $4.8 million of revenues attributable to Simply Blue; the prior period included some early shipments of second quarter orders requested by retailers. Men's Apparel Group comparability of unit and average prices as described below were impacted by the conclusion of a men's casual pant product category license that was not renewed for fiscal 2006, partially offset by the introduction or expansion of several moderate priced sportswear lines; in women's, the addition of the Simply Blue business significantly increased the number of women's units sold at an average unit price point lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Men's Apparel Group revenues decreased to $120.7 million compared to $123.9 million in the year earlier period. In general, wholesale selling prices for comparable products were approximately even in 2006 compared to 2005, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices were essentially even with 2005. Suit unit sales increased approximately 7% while sport coat units decreased approximately 11%; slack product units decreased approximately 50%, primarily related to the reduction in casual pants and the prior period reflected initial shipments of two separates programs (consisting of a coat and slack unit displayed separately). Slack average wholesale selling prices increased approximately 43%, reflecting a shift in product mix weighted away from casual pants. Unit sales of sportswear products increased approximately 46% and average wholesale selling prices were approximately 15% lower than 2005, reflecting the additional moderate priced sportswear business described above. Women's Apparel Group revenues, which represented approximately 16% of consolidated sales in 2006 and 14% in 2005, increased $3.6 million, attributable to Simply Blue. Unit sales of women's apparel increased approximately 77%, attributable principally to Simply Blue. Average selling prices declined approximately 33%, attributable principally to the lower per unit cost for Simply Blue products relative to other women's products as described above. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 47% of total first quarter revenues in fiscal 2006 compared to 45% in 2005.

The consolidated gross margin percentage to sales of 33.5% was the same as the prior year's first quarter, as the small increase resulting from the higher percentage of non-tailored product sales was offset by less favorable manufacturing utilization from fewer units produced in owned tailored clothing manufacturing facilities. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.4 million in 2006 and $4.8 million in 2005 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $42.8 million in 2006 compared to $40.4 million in 2005; the ratio to sales was 29.7% in 2006 compared to 28.1% in 2005. The increase relative to sales reflected, in part, changes in revenue mix towards more women's and men's sportswear products with higher gross margin and operating expense ratios to sales. The $2.4 million increase reflected, among other things, incremental expenses of $2.1 million related to the Simply Blue business, $.4 million of stock compensation expense resulting from the adoption of FASB Statement No. 123(R) effective for the Company's fiscal year beginning on December 1, 2005, and approximately $1.0 million of incremental costs associated with the two new retail stores, the launch of the "hickey" brand, direct-to-consumer marketing expenditures and additional Hart Schaffner Marx brand advertising.

Operating earnings were $6.3 million in 2006 compared to $8.5 million in 2005 and represented 4.4% of consolidated sales in 2006 and 5.9% of sales in 2005. Men's Apparel Group operating earnings were $9.1 million in 2006 compared to $11.2 million in 2005, attributable to the lower sales and expenses related to brand enhancement of the Company's products described above; tailored clothing products represented the most significant contributor to earnings and cash flow in each period. Women's Apparel Group operating earnings were $1.8 million in 2006 compared to $2.3 million in 2005, as the incremental earnings attributable to Simply Blue were offset by declines in other lines.

Interest expense was $2.1 million in 2006 compared to $1.6 million in 2005, reflecting both the higher borrowing level due to the $21 million paid in October 2005 for the Simply Blue acquisition as well as higher rates on Credit Facility borrowings. Consolidated pre-tax earnings were $4.2 million in 2006 compared to $6.9 million in 2005. After reflecting the applicable tax provision, consolidated net earnings were $2.6 million in 2006 compared to $4.2 million in 2005. Diluted earnings per share were $.07 in 2006 compared to $.11 per share in 2005.

While the Company continues to remain cautious about retail business in the first half of fiscal 2006 reflecting, among other things, the ongoing consolidation and ownership changes in the retail industry, the Company believes that it is well-positioned for mid-term and longer-term earnings growth. Operating margins for the full year are expected to improve from higher sales and the on-going changes in product mix and after consideration of the anticipated higher selling, general and administrative expenses resulting from the Simply Blue business, additional retail stores and other expenditures related to brand enhancement. The Company intends to continue its practice of evaluating those products or programs that do not have longer-term profit potential and replacing them with higher margin alternatives. Interest expense is expected to increase, principally from the additional debt relating to the October 2005 acquisition of Simply Blue, but also from higher short-term borrowing costs. While inventory levels remain higher than year earlier amounts, the increase in inventory levels is expected to moderate during the balance of fiscal 2006. Overall debt reduction is anticipated by year-end 2006, excluding the impact of future acquisitions, dividends, or share repurchases pursuant to the October 2005 authorization. As of February 28, 2006, no shares were repurchased; 25,000 shares were repurchased during April (through April 6) at an average cost of $8.53. As noted in the Company's 10-K Report for the fiscal year ended November 30, 2005, it is anticipated that the Simply Blue operation will contribute approximately $20 million of incremental revenues for fiscal 2006 and will be accretive to full year 2006 earnings per diluted share in the range of $.05 - $.07. Also, fiscal 2005 reflected a partial recovery of $.4 million related to an insurance claim; an additional amount of approximately $1.4 million is expected to be recovered during the second or third quarter of fiscal 2006. These favorable items are expected to be offset in part by $.03 - $.04 per diluted share decrease pursuant to the adoption of FASB No. 123R effective for the Company's fiscal year beginning on December 1, 2005 related to the expensing of stock options.

The Company's longer term objectives continue to be directed to increase revenues and pre-tax margin improvements from a combination of both internal revenue growth and from acquisitions. The Company continues to actively evaluate acquisition opportunities which can produce positive cash flows, are accretive to earnings in the near to mid-term, and which do not create excessive debt leverage.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2005 Annual Report on Form 10-K for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of February 28, 2006, the Company had entered into foreign exchange contracts, aggregating approximately $1.3 million principally attributable to the purchase of approximately 1.1 million Euros primarily for inventory purchases in the next nine months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.1 million based on borrowings under the Credit Facility at February 28, 2006. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company's customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2005 with the two largest customers representing approximately 20% and 11% of sales, respectively. In recent months, there were several changes in ownership control regarding certain of the Company's larger customers, including Federated's acquisition of the May Company stores and the sale of certain retail store groups formerly owned by Saks, Inc. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial conditions and results of operations.


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

         (B) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          Part II -- OTHER INFORMATION


Item 5.    Other Information
----------------------------

Pursuant to the terms of the Company's 2004 Management Incentive Plan ("MIP"), which was approved by stockholders at the Company's 2004 annual meeting, at its January 25, 2006 meeting, the Committee approved performance goals under the MIP for fiscal 2006 covering (i) consolidated pre-tax earnings, (ii) sales goals for the operating units, (iii) sales-weighted pre-tax income and (iv) sales weighted adjusted net assets as a percentage of sales. Maximum MIP bonus opportunities for fiscal 2006 for the Company's executive officers are: Mr. Patel, $1,134,000; Mr. Morgan, $250,000; Mr Proczko, $215,000; Mr. Zahr,
$80,000; and Mr. Giuriceo, $72,344.

Also at its January 2006 meeting, the Committee approved a new long-term incentive performance plan for the 2006 - 2007 - 2008 performance period which provides an opportunity for certain of the key executives of the Company and its subsidiaries, including certain of the Company's executive officers, to earn qualified performance-based compensation upon the attainment of specified earnings before interest and taxes ("EBIT") goals established for certain of the Company's operating groups. Under the terms of the plan, upon the attainment by a specific operating group of a pre-established EBIT goal for any fiscal year during the performance period, certain of the key executives of the Company are awarded a cash bonus equal to a specified percentage of such executive's total potential EBIT award, and certain operating company executives are paid their full EBIT award. If each of the Company's operating groups achieves its EBIT goal in the same fiscal year, 100% of the executive's total potential EBIT bonus award would be paid to him or her shortly after the end of such fiscal year. Once an operating group attains its EBIT goal and an award is paid to an executive, the EBIT goal has been attained in respect of that operating group and no other payments are made in subsequent years of the performance period with respect to EBIT attainment by that particular operating group. The maximum long-term incentive EBIT bonus award amounts payable to the Company's executive officers under the plan are: Mr. Patel, $425,000; Mr. Morgan, $75,000; and Mr. Proczko, $75,000.


Item 6.    Exhibits
-------------------

10-C-3 Description of Long-Term EBIT Bonus Plan 2006-2007-2008 Established Under the Management Incentive Plan.

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

                                     HARTMARX CORPORATION


April 7, 2006                        By  /s/ GLENN R. MORGAN
                                       --------------------------------------
                                         Glenn R. Morgan
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer

                                         (Principal Financial Officer)


April 7, 2006                        By  /s/ ANDREW A. ZAHR
                                       ---------------------------------------
                                         Andrew A. Zahr
                                         Vice President and Controller

                                         (Principal Accounting Officer)