Form 10-Q
period 2006-05-31
HARTMARX CORP/DE
filed 2006-07-07
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2006

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 1-8501

                              HARTMARX CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        36-3217140
               --------                                        ----------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

        101 North Wacker Drive
           Chicago, Illinois                                       60606
        -------------------------                                  -----
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code              312/372-6300
                                                                ------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X         No _____
                                                   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer ____ Accelerated filer __X___ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                 Yes _______                  No    X
                                                   ----

At June 30, 2006 there were 36,865,571 shares of the Company's common stock outstanding.

                              HARTMARX CORPORATION

                                     INDEX

                                                                           Page
                                                                         Number

Part I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Consolidated Statement of Earnings
             for the three and six months ended May 31, 2006
             and May 31, 2005.                                                3

             Unaudited Condensed Consolidated Balance Sheet
             as of May 31, 2006, November 30, 2005 and
             May 31, 2005.                                                    4

             Unaudited Condensed Consolidated Statement of
             Cash Flows for the six months ended May 31, 2006
             and May 31, 2005.                                                6

             Notes to Unaudited Condensed Consolidated Financial Statements.  7


   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   23

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      30

   Item 4.   Controls and Procedures                                         31


Part II - OTHER INFORMATION

   Item 2.   Unregistered Sales of Equity and Use of Proceeds                33

   Item 4.   Submission of Matters to a Vote of Security Holders             33

   Item 6.   Exhibits                                                        34

   Signatures

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                                                  HARTMARX CORPORATION
                                      UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                        (000's Omitted, except per share amounts)

                                                          Three Months Ended                    Six Months Ended
                                                                May 31,                              May 31,
                                                     ----------------------------        -----------------------------

                                                        2006              2005               2006              2005
                                                     ------------     -----------        ------------      -----------

Net sales                                            $   152,566      $   145,742        $    296,770      $   289,564

Licensing and other income                                   398              283               1,181            1,048
                                                     -----------      -----------        ------------      -----------
                                                         152,964          146,025             297,951          290,612
                                                     -----------      -----------        ------------      -----------

Cost of goods sold                                       102,922           95,165             198,831          190,823

Selling, general and administrative expenses              41,511           40,179              84,277           80,583
                                                     -----------      -----------        ------------      -----------
                                                         144,433          135,344             283,108          271,406
                                                     -----------      -----------        ------------      -----------

Operating earnings                                         8,531           10,681              14,843           19,206

Interest expense                                           2,441            1,806               4,548            3,381
                                                     -----------      -----------        ------------      -----------
Earnings before taxes                                      6,090            8,875              10,295           15,825

Tax provision                                              2,210            3,450               3,830            6,195
                                                     -----------      -----------        ------------      -----------
Net earnings                                         $     3,880      $     5,425        $      6,465      $     9,630
                                                     ===========      ===========        ============      ===========

Earnings per share:

     Basic                                           $       .11      $       .15        $        .18      $       .27
                                                     ===========      ===========        ============      ===========

     Diluted                                         $       .10      $       .15        $        .17      $       .26
                                                     ===========      ===========        ============      ===========


Dividends per common share                           $         -      $         -        $          -      $         -
                                                     ===========      ===========        ============      ===========


Average shares outstanding:

     Basic                                                36,814           36,412              36,808           36,168
                                                          ======           ======              ======           ======

     Diluted                                              37,545           37,245              37,516           37,020
                                                          ======           ======              ======           ======


                    (See accompanying notes to unaudited condensed consolidated financial statements)



                                        HARTMARX CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                               ASSETS
                                           (000's Omitted)


                                                             May 31,         Nov. 30,          May 31,
                                                              2006             2005             2005
                                                             -------         --------          -------

CURRENT ASSETS

     Cash and cash equivalents                              $    6,546      $    1,257        $    6,459

     Accounts receivable, less allowance
         for doubtful accounts of $5,023,
         $5,237 and $5,298                                     112,047         123,058           110,899

     Inventories                                               156,878         153,263           149,198

     Prepaid expenses                                            9,972          12,707            10,178

     Deferred income taxes                                      28,561          25,068            26,203
                                                            ----------      ----------        ----------
         Total current assets                                  314,004         315,353           302,937
                                                            ----------      ----------        ----------

GOODWILL                                                        26,884          26,233            24,049
                                                            ----------      ----------        ----------

INTANGIBLE ASSETS                                               48,243          49,598            34,580
                                                            ----------      ----------        ----------

DEFERRED INCOME TAXES                                           17,451          23,797            26,062
                                                            ----------      ----------        ----------

OTHER ASSETS                                                     6,248           6,451             6,808
                                                            ----------      ----------        ----------

INTANGIBLE PENSION ASSET                                        35,963          35,963            39,411
                                                            ----------      ----------        ----------

PROPERTIES

     Land                                                        1,883           1,883             1,886
     Buildings and building improvements                        44,016          43,825            41,480
     Furniture, fixtures and equipment                         105,022         103,422           101,238
     Leasehold improvements                                     28,360          28,124            26,519
                                                            ----------      ----------        ----------
                                                               179,281         177,254           171,123

     Accumulated depreciation and amortization                (143,176)       (140,004)         (137,187)
                                                            ----------      ----------        ----------
         Net properties                                         36,105          37,250            33,936
                                                            ----------      ----------        ----------
TOTAL ASSETS                                                $  484,898      $  494,645        $  467,783
                                                            ==========      ==========        ==========


          (See accompanying notes to unaudited condensed consolidated financial statements)



                                        HARTMARX CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (000's Omitted, except share data)

                                                                  May 31,           Nov. 30,            May 31,
                                                                   2006               2005               2005
                                                               ------------        -----------        -----------

CURRENT LIABILITIES

     Current portion of long-term debt                         $    24,752         $   24,732         $    25,699

     Accounts payable and accrued expenses                          70,008             74,111              72,913
                                                               ------------        -----------        -----------
         Total current liabilities                                  94,760             98,843              98,612
                                                               ------------        -----------        -----------

NON-CURRENT LIABILITIES                                             23,916             25,730              25,142
                                                               ------------        -----------        -----------

LONG-TERM DEBT                                                      84,652             94,781              80,181
                                                               ------------        -----------        -----------

ACCRUED PENSION LIABILITY                                           28,730             29,445              28,204
                                                               ------------        -----------        -----------

SHAREHOLDERS' EQUITY

     Preferred shares, $1 par value;
         2,500,000 authorized and unissued                               -                  -                   -

     Common shares, $2.50 par value; 75,000,000
         shares authorized; 37,342,720 shares
         issued at May 31, 2006, 37,157,586 shares
         issued at November 30, 2005 and 36,763,964
         shares issued at May 31, 2005.                             93,357             92,894              91,910

     Capital surplus (revised)                                      85,414             86,348              84,022

     Retained earnings (revised)                                    83,595             77,130              63,205

     Unearned employee benefits                                          -             (2,798)             (1,167)

     Common shares in treasury, at cost, 325,000
         shares at May 31, 2006 and 0 shares at
         November 30, 2005 and May 31, 2005.                        (2,617)                 -                   -

     Accumulated other comprehensive income (loss)                  (6,909)            (7,728)             (2,326)
                                                               ------------        -----------        -----------
         Total shareholders' equity                                252,840            245,846             235,644
                                                               ------------        -----------        -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                           $   484,898         $  494,645         $   467,783
                                                               ===========         ==========         ===========

          (See accompanying notes to unaudited condensed consolidated financial statements)



                                             HARTMARX CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                 OF CASH FLOWS
                                                (000's Omitted)

                                                                                       Six Months Ended
                                                                                            May 31,
                                                                            ---------------------------------------
                                                                                2006                        2005
                                                                            ----------                  -----------

Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
      Net earnings                                                           $    6,465                  $    9,630
      Reconciling items to adjust net earnings to
         net cash provided by operating activities:
          Depreciation and amortization of fixed assets                           2,776                       2,360
          Amortization of long lived assets and intangible assets                 1,891                       1,591
          Stock compensation expense                                              1,016                         165
          Tax effect of option exercises                                              -                       1,263
          Deferred taxes on earnings                                              2,830                       3,800
          Changes in assets and liabilities:
              Accounts receivable, inventories, prepaid expenses
                   and other assets                                              10,965                     (14,566)
              Accounts payable, accrued expenses and
                   non-current liabilities                                       (4,934)                      1,501
                                                                             -----------                 -----------
Net cash provided by operating activities                                        21,009                       5,744
                                                                             -----------                 -----------

Cash Flows from investing activities:
      Capital expenditures                                                       (1,844)                     (8,724)
      Payments made re: acquisitions                                             (3,754)                     (2,203)
      Cash proceeds from asset held for sale                                          -                         300
                                                                             -----------                 -----------
Net cash used in investing activities                                            (5,598)                    (10,627)
                                                                             -----------                 -----------

Cash Flows from financing activities:
      Borrowings (payments) under Credit Facility                                (9,747)                      4,183
      Payment of other debt                                                        (361)                       (335)
      Grant proceeds related to facility modernization                              759                         500
      Financing fees and expenses                                                     -                        (400)
      Change in checks drawn in excess of bank balances                             347                       1,408
      Proceeds from exercise of stock options                                       323                       2,773
      Purchase of treasury shares                                                (2,430)                          -
      Tax effect of option exercises                                                151                           -
      Other equity transactions                                                     836                         857
                                                                             -----------                 -----------
Net cash provided by (used in) financing activities                             (10,122)                      8,986
                                                                             -----------                 -----------
Net increase in cash and cash equivalents                                         5,289                       4,103
Cash and cash equivalents at beginning of period                                  1,257                       2,356
                                                                             -----------                 -----------
Cash and cash equivalents at end of period                                   $    6,546                  $    6,459
                                                                             ===========                 ===========

Supplemental cash flow information: Net cash paid during the period for:
             Interest                                                        $    4,379                  $    3,189
             Income taxes                                                           887                       1,004

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

Note 2 - Stock Based Compensation

The Company has in effect the 1995 Incentive Stock Plan ("1995 Plan"), the 1998 Incentive Stock Plan ("1998 Plan"), the 2003 Incentive Stock Plan ("2003 Plan"), the 2006 Incentive Stock Plan ("2006 Plan") (collectively, the "Employee Plans") and the 2006 Stock Compensation Plan for Non-Employee Directors ("2006 Director Plan") under which officers, key employees and directors (with respect to the 2006 Director Plan) may be granted options to purchase the Company's common stock at prices equal to or exceeding the fair market value at the date of grant. The 2006 Director Plan also allows for the awarding of Deferred Director Stock Awards to non-employee directors. Options granted to employees in 2006 and 2005 have five year terms. Options granted to employees in 2004 and prior years and outstanding at May 31, 2006 have ten year terms. Options granted to employees under the Employee Plans generally become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date; however, for participants employed by the Company for at least three years on the first anniversary of the grant date, all or any portion of the options granted are exercisable beginning one year after the date of grant; for participants employed by the Company for at least two years but less than three years on the first anniversary of the grant date, two-thirds of the options granted are exercisable beginning one year after the date of grant. No additional grants will be made under the 1995, 1998 and 2003 Plans. Following the stockholder adoption of the 2006 Incentive Stock Plan in April 2006, shares covered by grants or awards under the terms of the 1995, 1998 or 2003 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 2006 Plan and will become available for grants under the 2006 Plan. Options granted under the 2006 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors.

The Employee Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the option, which allows the holder to receive cash, stock or a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998, 2003 and 2006 Plans may be paid in cash; in the case of stock appreciation rights granted in tandem with a stock option, the cash payment under the 1995 Plan, the 1998 Plan, the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights outstanding at May 31, 2006 or May 31, 2005. The Employee Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted. The 2006 Plan also allows for the granting of restricted stock units enabling the holder to receive awards of common stock subject to terms and conditions specified at the time such an award is granted.

As of May 31, 2006, there are 750 options outstanding under the 1995 Plan, 899,200 options outstanding under the 1998 Plan, 1,053,500 options outstanding under the 2003 Plan and no options outstanding under the 2006 Plan. Under the 2006 Plan, 1,971,933 shares remain available for future grants.

Effective December 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R")," which requires the Company to recognize expense related to the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee's requisite service period (generally the vesting period of the award). Stock compensation expense recognized by the Company related to employee stock option awards and principally included in Selling, General and Administrative Expense in the unaudited Consolidated Statement of Earnings for the periods ended May 31, 2006 was as follows (in millions):


                                             Pre-Tax               After-Tax
                                            ---------              ---------
Three months ended May 31, 2006             $    0.28               $   0.18

Six months ended May 31, 2006               $    0.59               $   0.37

Prior to December 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25"), as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified-prospective transition method as provided by SFAS No. 123(R). Under that transition method, compensation cost recognized in fiscal 2006 includes:
(a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share based compensation. The Company intends to use the short cut method to calculate windfall tax benefits.

As a result of adopting SFAS 123(R) on December 1, 2005, the Company's income before income taxes and net income for the periods ended May 31, 2006 are lower by the amounts shown above, than if the Company had continued to account for share-based compensation under APB 25. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Effective December 1, 2005 and in accordance with SFAS No. 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are now classified as financing cash flows.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of options granted in 2006 was calculated to be $2.98 using the following assumptions for the periods ended May 31, 2006:

         Risk-free interest rate                         4.3%

         Expected life (in years)                        3.6

         Expected volatility                              44%

         Expected dividend yield                           0%

The Company did not recognize compensation expense for employee stock based awards for the periods ended May 31, 2005 when the exercise price of the awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain restricted stock awards.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to employee stock based awards under the Company's stock option plans during the periods ended May 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur (amounts in millions, except per share amounts):


                                                                 Periods Ended May 31, 2005
                                                                 --------------------------

                                                                Three                     Six
                                                                Months                   Months
                                                                ------                   ------

Net earnings, as reported                                       $  5.4                   $  9.6

Add: Total stock-based employee compensation
    expense determined under intrinsic value based
    method for all awards, net of related tax effects              0.1                      0.1

Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects             (0.3)                    (0.5)
                                                                --------                 -------
Pro forma net earnings                                          $  5.2                   $  9.2
                                                                ========                 =======

Earnings per share:

    Basic - as reported                                         $  .15                   $  .27

    Basic - pro forma                                           $  .14                   $  .25

    Diluted - as reported                                       $  .15                   $  .26

    Diluted - pro forma                                         $  .14                   $  .25
                                                                ========                 ========


The fair value of each option grant of $3.46 was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions for the periods ended May 31, 2005:

         Risk-free interest rate                              3.6%

         Expected life (in years)                               4

         Expected volatility                                   50%

         Expected dividend yield                                0%


The following table summarizes the stock option transactions for the six months ended May 31, 2006:


                                                                       Weighted
                                                                        Average           Aggregate
                                                                       Exercise           Intrinsic
                                                       Shares            Price              Value
                                                 --------------       -----------        -------------

Outstanding at November 30, 2005                     1,659,840          $   4.57          $ 3,501,825

Granted                                                360,500          $   7.93             1,074,290

Exercised                                             (62,390)          $   3.56             (112,808)

Expired or forfeited                                   (4,500)          $   7.14              (13,628)
                                                 --------------                          --------------
Outstanding at May 31, 2006                          1,953,450          $   5.21          $  4,449,679
                   === ====                      ==============                          ==============

Exercisable at May 31, 2006                          1,548,623          $   4.50          $  3,227,015
                   === ====                      ==============                          ==============

Shares issued upon the exercise of stock options are normally from authorized but unissued common shares of the Company. However, to the extent that the Company has treasury shares outstanding, such shares may be reissued upon the exercise of stock options.

Information on employee stock options outstanding and exercisable at May 31, 2006 is as follows:


                                                 Weighted Average
                                                 ----------------

                                                                                                   Weighted
                               Number             Remaining                        Number          Average
    Range of Prices          Outstanding        Life in Years       Price       Exercisable         Price
    ---------------          -----------        -------------       -----       -----------         -----

$2.50 to $2.64                     725,000           4.4          $    2.54           725,000       $2.54

$3.28 to $4.30                     374,950           4.8          $    4.03           373,962       $4.03

$7.26 to $9.54                     853,500           4.2          $    8.01           449,661       $8.06
                           ----------------                                    ---------------
                                 1,953,450           4.4          $    5.21         1,548,623       $4.50
                           ================                                    ===============

A summary of the status of the Company's nonvested stock options as of May 31, 2006 and changes during the six month period ended May 31, 2006 is as follows:


                                                        Weighted
                                                        Average             Aggregate
                                                        Exercise            Intrinsic
                                      Shares              Price               Value
                                   ----------           ----------        -------------

November 30, 2005                     487,845            $   8.03        $   3,709,920

Granted                               360,500            $   7.93            1,074,290

Vested                               (439,768)           $   8.03           (3,531,283)

Expired or forfeited                   (3,750)           $   8.07              (30,263)
                                 -------------                           ---------------
May 31, 2006                          404,827            $   7.94        $   1,222,664
                                 =============                           ===============


As of May 31, 2006 there was approximately $.8 million of unrecognized compensation cost related to nonvested stock options, of which $.5 million is expected to be recognized in the remainder of fiscal 2006 and $.3 million in fiscal 2007.

With respect to the Company's long term incentive restricted stock plan awards pursuant to the 1995, 1998 and 2003 plans, compensation expense is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of the Company's stock. The Company has assumed no forfeitures. In accordance with SFAS No. 123(R), Unearned Employee Benefits, which had previously been reported as a separate component of Shareholders' Equity, is now included in Capital Surplus. Restricted stock awards vest at the earlier of five years from the date of grant, retirement at age 65 or the Company's share price exceeding performance measures established at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price for thirty consecutive days. The restricted stock awards resulted in compensation expense included in Selling, General and Administrative Expense in the unaudited Consolidated Statement of Earnings for the periods ended May 31 as follows (in millions):


                                Three Months Ended                   Six Months Ended
                                     May 31,                              May 31,
                             --------------------------            -------------------------
                               2006              2005                2006              2005
                             --------          --------            ---------          ------

Pre-tax                      $  0.16           $  0.08              $  0.32           $  0.16

After-tax                       0.10              0.05                 0.20              0.10


As of May 31, 2006, unrecognized compensation cost associated with restricted stock was approximately $2.4 million, which will be recognized as follows: $.3 million in the remainder of 2006, $.6 million in 2007, $.6 million in 2008, $.6 million in 2009 and $.3 million in 2010. However, if the vesting thresholds are achieved prior to the end of the five year term, the related compensation expense will be accelerated.

Information regarding long term incentive restricted stock plan awards for the period ended May 31, 2006 is as follows:

                               Number                        Weighted Average
                                of                        Grant Date Fair Value
                               Shares                          Per Share
                             ---------                    ---------------------

November 30, 2005             387,500                         $  8.60

Forfeited                      (6,500)                        $  9.33
                             ----------
May 31, 2006                  381,000                         $  8.58
                             ==========


         The vesting threshold for restricted stock awards outstanding is as follows:


        Number of               Vesting                         Latest
         Shares                Threshold                     Vesting Date
         ------                ---------                     ------------

        194,500                  $11.00                      August 4, 2009

        186,500                  $14.00                      August 3, 2010


The 2006 Director Plan and the 1995 Stock Plan for Non-Employee Directors ("1995 Director Plan") provide for possible annual grants of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant, similar to grants available under the 1988 Plan. In addition, under the 1995 Director Plan, each non-employee director had the right to make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00 and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Under the 2006 Director Plan, upon election to the Board by stockholders at an annual meeting (or re-election, as the case may be) each non-employee director is entitled to receive a stock option grant of 5,000 options at the fair market value on the date of grant. Under the 2006 Director Plan, an option is forfeited if Board service terminates before the option vests (six months after grant). Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the fair market value of a share on the date of the annual meeting. Pursuant to the terms of the 2006 Director Plan, each non-employee director receives a DDSA award upon election to the Board by stockholders at an annual meeting (or re-election, as the case may be). Prior to 1998, each non-employee director received a DDSA equal to 150 units. A DDSA unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. DSO's are charged to expense at the time the director elects to receive the DSO. DDSAs are charged to expense at the time the grant is made to the director. Dividend equivalents, if any, would be charged to expense at the time the dividend would be declared.

Stock compensation expense related to non-employee director stock options and DDSAs and included in Selling, General and Administrative Expense in the unaudited Consolidated Statement of Earnings for the three month and six month periods ended May 31, 2006 was $.19 million pre-tax; $.12 million after tax.

The fair value of options granted in 2006 was calculated to be $3.15 per share, using assumptions similar to those for employee stock option awards.

For the three month and six month periods ended May 31, 2005, stock compensation expense included in Selling, General and Administrative Expense related to DDSAs was $.16 million pre-tax ($.10 million after-tax). No fair value options were granted to non-employee directors in fiscal 2005.

The following table summarizes director stock option transactions for the six months ended May 31, 2006:

                                                                 Weighted
                                                                  Average
                                                  Shares           Price
                                               ------------      ----------

Outstanding at November 30, 2005                   130,748        $  2.89

Grants:

Fair market value options                           40,000        $  8.38

DDSAs                                               19,096              -

Exercises:

Fair market value options                          (10,889)       $  5.63

$1.00 options                                       (7,568)       $  1.00
                                             --------------
Outstanding May 31, 2006                           171,387        $  3.76
                                             ==============

The balance at May 31, 2006 consists of:

$1.00 options                                       21,335        $  1.00

DDSA                                                65,537              -

Fair market value                                   84,515        $  7.37
                                             --------------
Outstanding May 31, 2006                           171,387        $  3.76
                                             ==============

At May 31, 2006 and November 30, 2005, 216,526 shares and 25,622 shares, respectively, were available for future DSOs and DDSAs.


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


                                            Three Months Ended                    Six Months Ended
                                                 May 31,                               May 31,
                                        ---------------------------         -----------------------------

                                         2006                 2005             2006                 2005
                                        -------             -------         --------             --------

Basic                                   36,814               36,412          36,808               36,168

Dilutive effect of:

       Stock options and awards            653                  784             636                  811

       Restricted stock awards              78                   49              72                   41
                                      ---------          -----------      ---------           -----------
Diluted                                 37,545               37,245          37,516               37,020
                                      =========          ===========      =========           ===========

For the three months and six months ended May 31, 2006 and May 31, 2005, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company's common stock was below the grant or award price for the respective period:


                                            Three Months Ended                    Six Months Ended
                                                  May 31,                              May 31,
                                        ---------------------------         ----------------------------
                                         2006                 2005            2006                 2005
                                        --------            -------         -------              -------
Anti-dilutive:

         Stock options                     5,000                  -           5,000                  -

         Restricted stock awards         186,500                  -         186,500                  -


Note 4 - Financing

Long-term debt comprised the following (000's omitted):


                                                   May 31,         Nov. 30,          May 31,
                                                    2006             2005             2005
                                                   ---------       ----------       ----------

Borrowings under Credit Facility                  $   75,342       $    85,089       $   71,113

Industrial development bonds                          17,250            17,250           17,250

Mortgages and other debt                              16,812            17,174           17,517
                                                  -----------      -----------      -----------
Total debt                                           109,404           119,513          105,880

Less - current                                        24,752            24,732           25,699
                                                  -----------      -----------      -----------
Long-term debt                                    $   84,652       $    94,781       $   80,181
                                                  ===========      ===========      ===========


Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility continue to be based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 6.7% at May 31, 2006, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending May 31, 2006, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At May 31, 2006, the Company had approximately $20 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. During the twelve months ended May 31, 2006, borrowing availability ranged from $33 million to $109 million. At May 31, 2006, additional borrowing availability under the Credit Facility was approximately $95 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral. The $24.8 million of principal reductions at May 31, 2006, reflected as current, consists of $.8 million of required payments and $24.0 million representing the Company's estimate of additional debt reduction over the twelve month period subsequent to May 31, 2006.


Note 5 - Pension Plans

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months and six months ended May 31, 2006 and 2005 were as follows (000's omitted):


                                            Three Months Ended                    Six Months Ended
                                                  May 31,                               May 31,
                                          --------------------------            ---------------------------

                                             2006             2005                 2006              2005
                                          --------        ----------            ---------        ----------

Service cost                              $  1,339        $    1,364            $  2,678         $   2,732

Interest cost                                3,614             3,487               7,228             6,980

Expected return on plan assets              (4,904)           (4,636)             (9,808)           (9,279)

Recognized net actuarial gain                  (21)               (5)                (96)              (13)

Net amortization                               885               846               1,732             1,693
                                          -----------     ------------          -----------      -----------
Net periodic pension expense              $    913        $    1,056            $  1,734         $   2,113
                                          ===========     ============          ===========      ===========


As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months and six months ended May 31, 2006 and 2005 have been calculated based upon the Company's estimate of pension expense for the respective period.

Through May 31, 2006, approximately $2.5 million of contributions had been made to the Company's pension plans. In June 2006, the Company contributed an additional $2 million to its principal pension plan. The Company anticipates contributions to its plans in the range of $8 million to $10 million during fiscal 2006.


Note 6 - Inventories

Inventories at each date consisted of (000's omitted):

                                  May 31,          Nov. 30,           May 31,
                                   2006              2005              2005
                                ----------       -----------        -----------

Raw  materials                  $   42,523       $   39,478         $   38,685

Work-in-process                      6,914            8,488              7,943

Finished goods                     107,441          105,297            102,570
                                -----------      ----------         -----------
                                $  156,878       $  153,263         $  149,198
                                ===========      ==========         ===========

Inventories are stated at the lower of cost or market. At May 31, 2006, November 30, 2005 and May 31, 2005, approximately 49%, 48% and 49%, respectively, of the Company's total inventories are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


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

The purchase price for Simply Blue as of the acquisition date was $21.0 million. Additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $6.7 million), additional annual consideration of $1.3 million, less deductions as defined in the purchase agreement, would be paid over the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. The additional consideration anticipated applicable to the six months ended May 31, 2006 was approximately $.5 million.

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


Cash consideration                                      $       21,000

Direct acquisition costs                                           150
                                                        ---------------
Total purchase price                                    $       21,150
                                                        ===============

Allocation of purchase price:

Cash                                                    $          125

Accounts receivable                                              2,101

Inventories                                                        945

Other current assets                                               454

Intangible assets                                               16,200

Goodwill                                                         2,077

Property, plant and equipment                                      116

Other assets                                                        21

Current liabilities                                               (889)
                                                        ---------------
Total purchase price                                    $       21,150
                                                        ===============


The components of the Intangible Assets listed in the above table as of the acquisition date were determined by the Company with the assistance of an independent third party appraisal and were as follows (000's omitted):


                                          Amount                 Life
                                      --------------         -------------

Tradename                             $      11,850           Indefinite

Customer relationships                        2,650           10 years

Design services agreement                     1,450             5 years

Covenant not to compete                         250            10 years
                                      --------------
                                      $      16,200
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

The pro forma financial information presented below gives effect to the Simply Blue acquisition as if it had occurred as of the beginning of the Company's fiscal year 2005. The pro forma amounts below reflect interest on the purchase price assuming the acquisition occurred as of December 1, 2004, with interest calculated at the Company's borrowing rate under its Credit Facility for the period. The pro forma earnings below assumes an income tax provision at the Company's consolidated tax rate for the period. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2005 fiscal year or of future operating performance (in millions, except per share amounts):

                                  Three Months Ended          Six Months Ended
                                      May 31, 2005              May 31, 2005
                                  -------------------         ----------------

Net sales                             $  149.6                   $  297.8

Net earnings                               5.8                       10.4

Net earnings per share:

    Basic                                  .16                        .29

    Diluted                                .16                        .28

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


Note 8 - Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products totaled $11.1 million for the first six months of 2006; $9.9 million for the first six months of 2005; $5.7 million for the second quarter of 2006; and $5.1 million for the second quarter of 2005. Such amounts are included as a component of Selling, General and Administrative Expenses.


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

Information on the Company's operations and total assets for the three months and six months ended and as of May 31, 2006 and May 31, 2005 is summarized as follows (in millions):


                                          Men's          Women's
                                         Apparel         Apparel
                                          Group           Group            Adj.         Consol.
                                        ----------       --------         -------       -------

Three Months Ended May 31,
2006
Sales                                    $  122.9        $   29.7          $    -       $  152.6
Earnings (loss) before taxes                  8.1             4.1            (6.1)           6.1


2005
Sales                                    $  123.7        $   22.0          $    -       $  145.7
Earnings (loss) before taxes                 11.9             2.4            (5.4)           8.9


Six Months Ended May 31,
2006
Sales                                    $  243.6        $   53.2          $    -       $  296.8
Earnings (loss) before taxes                 17.3             5.4           (12.4)          10.3
Total assets                                300.7            88.2            96.0          484.9


2005
Sales                                    $  247.7        $   41.9          $    -       $  289.6
Earnings (loss) before taxes                 23.0             4.7           (11.9)          15.8
Total assets                                296.4            65.4           106.0          467.8


During the three months and six months ended May 31, 2006 and May 31, 2005, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):

                                    May 31,           Nov. 30,         May 31,
                                     2006               2005            2005
                                   ---------         ----------       ---------

Men's Apparel Group:

   Goodwill                       $     24.3        $     24.1      $     24.0

Women's Apparel Group:

   Intangible assets              $     48.2        $     49.6      $     34.5

   Goodwill                       $      2.6        $      2.1      $        -


Sales and long-lived assets by geographic region are as follows (in millions):


                                               Sales                                         Long-Lived Assets
                     -----------------------------------------------------------         -------------------------
                       Three Months Ended                  Six Months Ended
                             May 31,                            May 31,                           May 31,
                     ---------------------------        ------------------------         -------------------------

                       2006             2005              2006             2005              2006            2005
                     ---------         ---------        --------        --------         ----------        --------

USA                  $  145.5          $ 139.6           $ 284.5         $ 278.6          $  150.2         $ 136.0

Canada                    6.6              5.6              11.6            10.4               3.1             2.7

All Other                 0.5              0.5               0.6             0.6               0.1             0.1
                   -----------       ----------        ----------       --------         ---------        ---------
                     $  152.6          $ 145.7           $ 296.7         $ 289.6          $  153.4         $ 138.8
                   ===========       ==========       ===========       ========         =========        =========

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


Note 10 - Other Comprehensive Income

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):


                                                                             Six Months Ended
                                                                                  May 31,
                                                                        ---------------------------

                                                                           2006              2005
                                                                        ----------        ---------

          Net earnings                                                  $   6,465         $   9,630

          Other comprehensive income (loss):

               Change in fair value of foreign exchange contracts              36              (189)

               Currency translation adjustment                                783              (615)
                                                                       -----------        -----------
          Comprehensive earnings                                        $   7,284         $   8,826
                                                                       ============       ===========

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):



                                                        Fair Value of            Foreign            Accumulated
                                      Minimum              Foreign              Currency               Other
                                      Pension             Exchange             Translation         Comprehensive
                                     Liability            Contracts            Adjustment          Income (Loss)
                                     ---------            ---------            ----------          -------------

Fiscal 2006
-------------------------

Balance November 30, 2005           $    (9,895)       $            1        $        2,166        $      (7,728)
Change in fiscal 2006                         -                    36                   783                  819
                                    -------------      ---------------       ---------------       --------------
Balance May 31, 2006                $    (9,895)       $           37        $        2,949        $      (6,909)
                                    =============      ===============       ===============       ==============


Fiscal 2005
-------------------------
Balance November 30, 2004           $    (3,425)       $          123        $        1,780        $      (1,522)

Change in fiscal 2005                         -                  (189)                 (615)                (804)
                                    -------------      ---------------       ---------------       --------------
Balance May 31, 2005                $    (3,425)       $          (66)       $        1,165        $      (2,326)
                                    =============      ===============       ================      ===============


The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):


Six months ended May 31, 2006                              Pre-tax                Tax                After-Tax
-----------------------------                            ------------          -----------         -------------

Fair value of foreign exchange contracts                 $        59          $       (23)         $         36

Foreign currency translation adjustment                          783                    -                   783
                                                         -----------          ------------         ------------
                                                         $       842          $       (23)         $        819
                                                         ===========          ============         ============

Six months ended May 31, 2005
-----------------------------

Fair value of foreign exchange contracts                 $      (304)         $       115          $       (189)

Foreign currency translation adjustment                         (615)                   -                  (615)
                                                         ------------         ------------         --------------
                                                         $      (919)         $       115          $       (804)
                                                         =============        =============        ==============


Note 11 - Revisions

Certain prior year amounts related to Capital Surplus and Retained Earnings have been revised to conform to the current period presentation as follows (000's omitted). These revisions had no impact on reported net shareholders' equity, net earnings, or compliance with debt covenants.


                                                                  Capital                Retained
November 30, 2005                                                 Surplus                Earnings
                                                                -------------          -------------
As reported                                                     $    68,783            $    94,695

Revision of losses associated with reissuance
    of treasury shares                                               17,565                (17,565)
                                                                -------------          -------------

As revised                                                      $    86,348            $    77,130
                                                                =============          =============


May 31, 2005
As reported                                                     $    66,457            $    80,770

Revision of losses associated with reissuance
    of treasury shares                                               17,565                (17,565)
                                                                -------------          -------------
As revised                                                      $    84,022            $    63,205
                                                                =============          =============

August 31, 2005
As reported                                                     $    68,424            $    87,355

Revision of losses associated with reissuance
    of treasury shares                                               17,565                (17,565)
                                                                -------------          -------------
As revised                                                      $    85,989            $    69,790
                                                                =============          =============


The Consolidated Statement of Shareholders' Equity to be included in Form 10-K for the year ended November 30, 2006 will reflect the following revisions relating to Capital Surplus and Retained Earnings for the periods ended November 30, 2005 (000's omitted):


                                                                   Capital               Retained
                                                                   Surplus               Earnings
                                                                -------------          ------------

Balance at November 30, 2003, as reported                       $     65,642           $    55,275

Revision of losses associated with reissuance
    of treasury shares                                                13,216               (13,216)
                                                                -------------          -------------
Balance at November 30, 2003, as revised                              78,858                42,059

Net earnings for the year                                                                   15,865

Shares issued, primarily to employee benefit plans                       156

Long-term incentive plan awards, net of forfeitures                      900

Stock options exercised                                                 (156)               (1,417)

Vesting of restricted stock awards                                                          (2,932)

Tax effect of option exercises and
      vesting of restricted stock awards                               1,591                     -
                                                                -------------          -------------
Balance at November 30, 2004, as revised                              81,349                53,575

Net earnings for the year                                                                   23,555

Shares issued to employee benefit plans                                  948
Long-term incentive plan awards, net of forfeitures                    1,417
Stock options exercised                                                1,179
Tax effect of option exercises                                         1,455
                                                                -------------          -------------
Balance at November 30, 2005, as revised                        $     86,348            $   77,130
                    === =====                                   =============          =============


Note 12 - Recent Accounting Pronouncements

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers, offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website. For the six months ended May 31, Men's Apparel Group segment sales represented 82% of consolidated sales in 2006 compared to 86% in 2005; Women's Apparel Group segment sales represented 18% of consolidated sales in 2006 compared to 14% in 2005.

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

> The continuing consolidation of national and regional retailers, an important distribution channel, along with market share declines experienced by certain department store retailers.

> Ongoing deflation of apparel prices and large retailers' increasing emphasis on direct sourcing of their product offerings.

The Company has continued to expand its non-tailored clothing product offerings through acquisitions, internally developed programs and new licensing arrangements. On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together "Simply Blue"), a designer and marketer of upscale women's jeans products sold through leading specialty and department stores. The purchase price for Simply Blue as of the acquisition date was $21 million. As described in the Notes to Unaudited Condensed Consolidated Financial Statements, additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. The acquisition of Simply Blue, which provides for strategic growth opportunities in womenswear and further diversification of non-tailored product categories, contributed $11.2 million in revenues and approximately $.035 in earnings per diluted share to year-to-date results in 2006. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. Additional contingent consideration is due if Misook achieves certain specified financial performance targets over the five year period following the acquisition. Approximately $5.0 million of aggregate contingent consideration has been paid through May 31, 2006 related to the Misook acquisition. The Company acquired the Consolidated Apparel Group ("CAG"), a marketer of moderate priced men's sportswear, in 2001. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company's non-tailored products, such as through "green grass" and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end men's sportswear products.

Sales of non-tailored apparel product categories (men's sportswear, golfwear, slacks and womenswear) represented 48% of total sales during the first half of 2006 compared to 46% for the first half of 2005. For the fiscal year ended November 30, non-tailored apparel sales represented 46% of total sales in 2005 compared to 47% in 2004.


Liquidity and Capital Resources

November 30, 2005 to May 31, 2006
---------------------------------

For the six months ended May 31, 2006, net cash provided by operating activities was $21.0 million compared to $5.7 million for the six months ended May 31, 2005. The $15.3 million of incremental cash provided by operating activities during the current six month period compared to the prior period was primarily attributable to lower working capital requirements, principally related to favorable changes in inventory levels, in part offset by the lower earnings. Since November 30, 2005, net accounts receivable decreased $11.0 million or 9% to $112.0 million, principally attributable to the seasonal collections in the Men's Apparel Group. Inventories of $156.9 million increased

$3.6 million or 2%, reflecting the normal seasonal increase in anticipation of Fall season sales. Accounts payable and accrued expenses declined $4.1 million reflecting seasonal payments. Total debt, including current maturities, decreased $10.1 million to $109.4 million and was the principal component of net cash used in financing activities; this change reflected decreases in working capital requirements, partially offset by $2.4 million associated with treasury stock purchase aggregating 300,000 shares. Total debt represented 30% of total capitalization at May 31, 2006 compared to 33% at November 30, 2005. Shareholders' equity increased $7.0 million primarily from the $6.5 million of net earnings for the six months ended May 31, 2006, as the proceeds from stock option exercises and recording of stock compensation expense were offset by the purchase of treasury shares.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2005.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one year renewal at the Company's option (i.e., until February
2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 6.7% at May 31, 2006, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 7.2% at May 31, 2006 compared to 6.0% at May 31, 2005.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending May 31, 2006, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

o The Company's customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2005 with the two largest customers (Dillard's and Nordstrom's) representing approximately 31% of sales. In recent months, there were several changes in ownership control regarding certain of the Company's customers, including Federated's acquisition of the May Company stores and the sale of certain retail store groups formerly owned by Saks, Inc. A decision by the controlling management of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

At May 31, 2006, the Company had approximately $20 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters.
For the trailing twelve months, additional availability levels have ranged from $33 million to $108 million. At May 31, 2006, additional borrowing availability under the Credit Facility was approximately $95 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At May 31, 2006, there were an aggregate of $.9 million of outstanding foreign exchange contracts primarily attributable to approximately ..7 million Euros for anticipated inventory purchases to be made in the next six months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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


May 31, 2005 to May 31, 2006
----------------------------

Net accounts receivable of $112.0 million at May 31, 2006 increased $1.1 million from the year earlier amount. The current period included $2.6 million of net receivables related to Simply Blue. At May 31, 2006, inventories of $156.9 million increased $7.7 million or 5%, primarily attributable to the Men's Apparel Group inventories applicable to the higher price points, from earlier receipts of piece goods and changes in product mix related to advance orders for the fall shipping season. Inventories attributable to Simply Blue aggregated $.9 million. The anticipated reduction in inventory levels is being effected. At November 30, 2005, inventories were $23.1 million higher than the prior year; at February 28, 2006, inventories were $21.2 million higher than the prior year. The increase in intangible assets to $48.2 million at May 31, 2006 from $34.6 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Simply Blue transaction, less amortization of Simply Blue and Misook intangible assets with finite lives. Net properties of $36.1 million at May 31, 2006 increased $2.2 million, as capital additions, which included amounts in fiscal 2005 related to the modernization of the Hickey-Freeman manufacturing and distribution facility and new Hickey-Freeman and Bobby Jones retail stores, exceeded depreciation expense. Total debt of $109.4 million at May 31, 2006 increased $3.5 million compared to the year earlier level, reflecting the $21 million paid for the October 2005 Simply Blue acquisition and $2.4 million of treasury stock purchases, substantially offset by the trailing year earnings and lower working capital requirements. Total debt represented 30% of total capitalization at May 31, 2006 compared to 31% at May 31, 2005.


Results of Operations

Second Quarter 2006 Compared to Second Quarter 2005

Second quarter consolidated sales were $152.6 million compared to $145.7 million in 2005. The current period reflected $6.4 million of revenues attributable to Simply Blue. Men's Apparel Group comparability of unit and average prices as described below were impacted by the conclusion of a men's casual pant product category license that was not renewed for fiscal 2006, as well as more off-price sales and customer allowances in the moderate priced tailored clothing product categories sold in the mainstream department store channel, partially offset by the introduction or expansion of several moderate priced sportswear lines; the now concluded casual slack program adversely impacted second quarter sales by approximately $3 million. In women's, the addition of the Simply Blue business significantly increased the number of women's units sold at an average unit price point lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Men's Apparel Group revenues were $122.9 million in the current quarter compared to $123.7 million in the year earlier period, as increases in the sportswear product lines were about offset by tailored clothing and slacks decreases. In general, wholesale selling prices for comparable products were approximately even in 2006 compared to 2005, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices declined approximately 3% from 2005, reflecting the higher off-price sales and customer allowances. Suit unit sales decreased approximately 6% while sport coat units increased approximately 8%; slack product units decreased approximately 21%, primarily related to the reduction in casual pants. Slack average wholesale selling prices decreased approximately 3%, reflecting the higher off-price sales and customer allowances, partially offset by a shift in product mix away from casual pants. Unit sales of sportswear products increased approximately 47% and average wholesale selling prices were approximately 14% lower than 2005, reflecting the additional moderate priced sportswear business described above. Women's Apparel Group revenues of $29.7 million, increased
$7.7 million, principally attributable to Simply Blue. Unit sales of women's apparel increased approximately 120%, attributable principally to Simply Blue. Average selling prices declined approximately 38%, attributable principally to the lower per unit cost for Simply Blue products relative to other women's products as described above. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 50% of total second quarter revenues in fiscal 2006 compared to 47% in 2005.

The consolidated gross margin percentage to sales declined to 32.5% compared to 34.7% last year, as the increase attributable to the higher percentage of non-tailored product revenues was more than offset by the impact of increased off-price sales and customer allowances mainly in the moderate priced tailored clothing product category, which adversely impacted gross margins; also, the Company experienced less favorable manufacturing utilization from fewer units produced in owned tailored clothing manufacturing facilities and additional import duties. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.7 million in 2006 and $5.1 million in 2005 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses. Consolidated selling, general and administrative expenses were $41.5 million in 2006 compared to $40.2 million in 2005, representing 27.2% of sales in 2006 compared to 27.6% in 2005. The $1.3 million increase included, among other things, incremental expenses of $2.4 million related to the Simply Blue business, $.3 million of incremental stock compensation expense resulting from the adoption of FASB Statement No. 123(R) effective for the Company's fiscal year beginning on December 1, 2005, and approximately $1.1 million of incremental costs associated with the two new retail stores, the launch of the "hickey" brand and additional Hart Schaffner Marx brand marketing costs; these increases were in part offset by $.8 million received related to an insurance claim (an additional $.6 million is reflected as a reduction of cost of sales), a lower provision for anticipated incentive compensation, reduced professional fees, primarily related to Sarbanes-Oxley compliance, and other operating expense reductions.

Operating earnings were $8.5 million in 2006 compared to $10.7 million in 2005 and represented 5.6% of consolidated sales in 2006 and 7.3% of sales in 2005. Men's Apparel Group operating earnings declined to $8.1 million in 2006 compared to $11.9 million in 2005, attributable principally to the lower gross margins in the moderate tailored clothing product category and expenses related to brand enhancement of the Company's products described above. Women's Apparel Group operating earnings increased to $4.1 million in 2006 compared to $2.4 million in 2005, attributable to the incremental earnings attributable to Simply Blue and improvement at Misook, partially offset by declines in certain other women's lines.

Interest expense was $2.4 million in 2006 compared to $1.8 million in 2005, reflecting both the higher borrowing level due to the $21 million paid in October 2005 for the Simply Blue acquisition as well as higher rates on Credit Facility borrowings. Consolidated pre-tax earnings were $6.1 million in 2006 compared to $8.9 million in 2005. The effective tax rate was 36.3% compared to 38.9% last year, reflecting additional tax credits available to the Company. After reflecting the applicable tax provision, consolidated net earnings were $3.9 million in 2006 compared to $5.4 million in 2005. Diluted earnings per share were $.10 in 2006 compared to $.15 in 2005.

Six Months 2006 Compared to Six Months 2005
-------------------------------------------

First half consolidated sales were $296.8 million compared to $289.6 million in 2005. The current period reflected $11.2 million of revenues attributable to Simply Blue. Men's Apparel Group comparability of unit and average prices as described below were impacted by the conclusion of a men's casual pant product category license that was not renewed for fiscal 2006 and, as previously noted, more off-price sales and customer allowances, partially offset by the introduction or expansion of several moderate priced sportswear lines; the now concluded casual slack program adversely impacted year-to-date sales by approximately $10 million. In women's, the addition of the Simply Blue business significantly increased the number of women's units sold at an average unit price point lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Men's Apparel Group revenues were $243.6 million in the current year compared to $247.7 million in the year earlier period as increases in the sportswear product categories were more than offset by declines in the casual slack and tailored clothing product categories. In general, wholesale selling prices for comparable products were approximately even in 2006 compared to 2005, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices declined approximately 2%, reflecting the higher off-price sales and customer allowances. Suit unit sales were slightly lower than a year ago, while sport coat units decreased approximately 2%; slack product units decreased approximately 38%, primarily related to the reduction in casual pants and the prior period reflected initial shipments of two separates programs (consisting of a coat and slack unit displayed separately). Slack average wholesale selling prices increased approximately 20%, reflecting a shift in product mix weighted away from casual pants, partially offset by more off-price sales and customer allowances. Unit sales of sportswear products increased approximately 47% and average wholesale selling prices were approximately 14% lower than 2005, reflecting the additional moderate priced sportswear business described above. Women's Apparel Group revenues of $53.2 million, which represented approximately 18% of consolidated sales in 2006 and 14% in 2005, increased $11.3 million, attributable to Simply Blue. Unit sales of women's apparel increased approximately 98%, attributable principally to Simply Blue. Average selling prices declined approximately 35%, attributable principally to the lower per unit cost for Simply Blue products relative to other women's products as described above. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 48% of total first half revenues in fiscal 2006 compared to 46% in 2005.

The consolidated gross margin percentage to sales declined to 33.0% in the current year compared to 34.1% in the prior year's first half, as the increase resulting from the higher percentage of non-tailored product sales was more than offset by the impact of increased off-price sales and customer allowances mainly in the moderate priced tailored clothing product category which adversely impacted gross margins. Also, the company experienced less favorable manufacturing utilization from fewer units produced in owned tailored clothing manufacturing facilities and additional import duties. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $11.1 million in 2006 and $9.9 million in 2005 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses. Consolidated selling, general and administrative expenses were $84.3 million in 2006 compared to $80.6 million in 2005, representing 28.4% of sales in 2006 compared to 27.8% in 2005. The increase relative to sales reflected, in part, changes in revenue mix towards more women's and men's sportswear products with higher gross margin and operating expense ratios to sales. The $3.7 million increase reflected, among other things, incremental expenses of $4.4 million related to the Simply Blue business, $.7 million of incremental stock compensation expense resulting from the adoption of FASB Statement No. 123(R) effective for the Company's fiscal year beginning on December 1, 2005, and approximately $2.2 million of incremental costs associated with the two new retail stores, the launch of the "hickey" brand and additional Hart Schaffner Marx brand marketing costs, partially offset by the insurance proceeds noted previously, a lower provision for anticipated incentive compensation, reduced professional fees, primarily related to Sarbanes-Oxley compliance, and other operating expense reductions.

Operating earnings were $14.8 million in 2006 compared to $19.2 million in 2005 and represented 5.0% of consolidated sales in 2006 and 6.6% of sales in 2005. Men's Apparel Group operating earnings were $17.3 million in 2006 compared to $23.0 million in 2005, attributable to the lower sales, reduced gross margins in the moderate priced tailored clothing product category and expenses related to brand enhancement of the Company's products described above. Women's Apparel Group operating earnings were $5.4 million in 2006 compared to $4.7 million in 2005, attributable to the incremental earnings attributable to Simply Blue and improvement at Misook, partially offset by declines in certain other women's lines.

Interest expense was $4.5 million in 2006 compared to $3.4 million in 2005, reflecting both the higher borrowing level due to the $21 million paid in October 2005 for the Simply Blue acquisition as well as higher rates on Credit Facility borrowings. Consolidated pre-tax earnings were $10.3 million in 2006 compared to $15.8 million in 2005. The effective tax rate was 37.2% compared to 39.1% a year ago, reflecting additional tax credits available to the Company. After reflecting the applicable tax provision, consolidated net earnings were $6.5 million in 2006 compared to $9.6 million in 2005. Diluted earnings per share were $.17 in 2006 compared to $.26 per share in 2005.

The Company's objectives remain directed to increase revenues and pre-tax margin improvements from a combination of both internal revenue growth and from acquisitions, while continuing to evaluate and eliminate, where appropriate, those products or programs that are not contributing sufficient incremental margins. Acquisition opportunities that can produce positive cash flows, are accretive to earnings in the near to mid-term, and do not create excessive debt leverage continue to be actively pursued. As of May 31, 2006, 325,000 Hartmarx shares were repurchased at a cost of $2.6 million pursuant to the authorization to repurchase up to 2 million shares. As of July 6, 2006, the Company had repurchased a total of 592,800 shares in the aggregate at a cost of $4.4 million (an average of $7.49 per share).

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


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of May 31, 2006, the Company had entered into foreign exchange contracts, aggregating approximately $.9 million principally attributable to the purchase of approximately .7 million Euros primarily for inventory purchases in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.8 million based on borrowings under the Credit Facility at May 31, 2006. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

         (B) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          Part II -- OTHER INFORMATION

Item 2.    Unregistered Sales of Equity and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.


                                                                                 Maximum Number
                                                          Total Number of          of Shares
                     Total Number                       Shares Purchased as      That May Yet Be
                      of Shares       Average Price       Part of Publicly       Purchased Under
      Period          Purchased       Paid per Share       Announced Plan            the Plan
 ----------------   -------------    ----------------   -------------------      ----------------

March 1, 2006 to                -                 -                       -           2,000,000
March 31, 2006

April 1, 2006 to          150,000             $8.27                 150,000           1,850,000
April 30, 2006

May 1, 2006 to May        175,000             $7.87                 175,000           1,675,000
31, 2006             -------------                         ----------------

Total                     325,000             $8.05                 325,000
                     =============                         ================

On October 28, 2005, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The authorization expires on December 31, 2007.

All shares purchased above were acquired in open-market transactions. Purchases for the period May 1, 2006 to May 31, 2006 included 25,000 shares at an average price of $7.48, which were settled after May 31, 2006.


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

The annual meeting of the stockholders of the Registrant was held on April 20, 2006. The directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 24, 2006 were elected for one year terms with voting for each as follows:

                                                                  Withheld
       Director                          For                      Authority
 --------------------                 -----------               -------------

Michael F. Anthony                     33,286,632                   856,540

Jeffrey A. Cole                        33,015,462                 1,127,710

James P. Dollive                       33,281,164                   862,008

Raymond F. Farley                      33,094,713                 1,048,459

Elbert O. Hand                         31,850,398                 2,292,774

Dipak C. Jain                          32,802,992                 1,340,180

Homi B. Patel                          33,145,547                   997,625

Michael B. Rohlfs                      33,229,638                   913,534

Stuart L. Scott                        32,984,473                 1,158,699

The 2006 Incentive Stock Plan was ratified with 25,392,381 shares for, 1,617,785 shares opposed and 7,133,006 shares abstaining and broker non-votes.

The 2006 Stock Compensation Plan for Non-Employee Directors was ratified with 25,196,589 for, 1,916,716 shares opposed and 7,029,867 shares abstaining and broker non-votes.

The reappointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm was ratified with 33,487,122 shares for, 446,868 opposed and 209,182 shares abstaining.


Item 6.    Exhibits
-------------------

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

                                       HARTMARX CORPORATION


July 7, 2006                           By /s/ GLENN R. MORGAN
                                          --------------------------
                                          Glenn R. Morgan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer

                                          (Principal Financial Officer)


July 7, 2006                           By /s/ ANDREW A. ZAHR
                                          -------------------------
                                          Andrew A. Zahr
                                          Vice President and Controller

                                          (Principal Accounting Officer)