Form 10-Q
period 2006-08-31
HARTMARX CORP/DE
filed 2006-10-10
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                           Yes [ ]          No [x]

At September 30, 2006 there were 36,433,255 shares of the Company's common stock outstanding.

                                           HARTMARX CORPORATION
                                                  INDEX

                                                                                           Page
                                                                                          Number
Part I - FINANCIAL INFORMATION
         Item 1.      Financial Statements

                      Unaudited Consolidated Statement of Earnings
                      for the three and nine months ended August 31, 2006
                      and August 31, 2005.                                                   3

                      Unaudited Condensed Consolidated Balance Sheet
                      as of August 31, 2006, November 30, 2005 and
                      August 31, 2005.                                                       4

                      Unaudited Condensed Consolidated Statement of Cash Flows
                      for the nine months ended August 31, 2006
                      and August 31, 2005.                                                   6

                      Notes to Unaudited Condensed Consolidated Financial Statements.        7


         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         24

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk            32

         Item 4.      Controls and Procedures                                               33



Part II - OTHER INFORMATION

         Item 2.      Unregistered Sales of Equity and Use of Proceeds                      35

         Item 5.      Other Information                                                     35

         Item 6.      Exhibits                                                              36

         Signatures                                                                         37

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                HARTMARX CORPORATION
                                   UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                     (000's Omitted, except per share amounts)

                                                       Three Months Ended                      Nine Months Ended
                                                            August 31,                              August 31,
                                                   ------------------------------         -------------------------------
                                                      2006              2005                  2006              2005
                                                   ------------     -------------         -------------     -------------
Net sales                                          $137,691            $152,134            $434,461          $441,698
Licensing and other income                              875                 690               2,056             1,738
                                                   --------            --------            --------          --------
                                                    138,566             152,824             436,517           443,436
                                                   --------            --------            --------          --------
Cost of goods sold                                   90,146             101,758             288,977           292,581
Selling, general and administrative expenses         45,427              38,664             129,704           119,247
                                                   --------            --------            --------          --------
                                                    135,573             140,422             418,681           411,828
                                                   --------            --------            --------          --------
Operating earnings                                    2,993              12,402              17,836            31,608
Interest expense                                      2,053               1,757               6,601             5,138
                                                   --------            --------            --------          --------
Earnings before taxes                                   940              10,645              11,235            26,470
Tax provision                                           450               4,060               4,280            10,255
                                                   --------            --------            --------          --------
Net earnings                                       $    490            $  6,585            $  6,955          $ 16,215
                                                   ========            ========            ========          ========

Earnings per share:
     Basic                                         $    .01            $    .18            $    .19          $    .45
                                                   ========            ========            ========          ========
     Diluted$                                      $    .01            $    .18            $    .19          $    .44
                                                   ========            ========            ========          ========

Dividends per common share                         $   --              $   --              $   --            $   --
                                                   ========            ========            ========          ========

Average shares outstanding:
     Basic                                           36,130              36,652              36,580            36,331
                                                   ========            ========            ========          ========
     Diluted                                         36,712              37,466              37,231            37,174
                                                   ========            ========            ========          ========


         (See accompanying notes to unaudited condensed consolidated financial statements)

                                                HARTMARX CORPORATION
                                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                       ASSETS
                                                  (000's Omitted)


                                                           Aug. 31,             Nov. 30,           Aug. 31,
                                                             2006                2005                2005
                                                         --------------      -------------      --------------
CURRENT ASSETS
     Cash and cash equivalents                              $   2,527            $   1,257            $   2,158

     Accounts receivable, less allowance
         for doubtful accounts of $5,475,
         $5,237 and $5,889                                    113,681              123,058              131,879
     Inventories                                              172,410              153,263              150,284
     Prepaid expenses                                           9,063               12,707               13,148
     Deferred income taxes                                     28,832               25,068               29,747
                                                            ---------            ---------            ---------
         Total current assets                                 326,513              315,353              327,216
                                                            ---------            ---------            ---------
GOODWILL                                                       27,113               26,233               24,130
                                                            ---------            ---------            ---------
INTANGIBLE ASSETS                                              56,342               49,598               34,171
                                                            ---------            ---------            ---------
DEFERRED INCOME TAXES                                          16,729               23,797               19,250
                                                            ---------            ---------            ---------
OTHER ASSETS                                                    6,672                6,451                6,488
                                                            ---------            ---------            ---------
INTANGIBLE PENSION ASSET                                       35,963               35,963               39,411
                                                            ---------            ---------            ---------
PROPERTIES
     Land                                                       1,883                1,883                1,886
     Buildings and building improvements                       44,171               43,825               43,778
     Furniture, fixtures and equipment                        105,497              103,422              102,498
     Leasehold improvements                                    28,224               28,124               27,833
                                                            ---------            ---------            ---------
                                                              179,775              177,254              175,995
     Accumulated depreciation and amortization               (144,075)            (140,004)            (138,951)
                                                            ---------            ---------            ---------
         Net properties                                        35,700               37,250               37,044
                                                            ---------            ---------            ---------
TOTAL ASSETS                                                $ 505,032            $ 494,645            $ 487,710
                                                            =========            =========            =========

          (See accompanying notes to unaudited condensed consolidated financial statements)

                                                HARTMARX CORPORATION
                                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                         (000's Omitted, except share data)


                                                               Aug. 31,             Nov. 30,           Aug. 31,
                                                                 2006                2005                2005
                                                             --------------      -------------      --------------
CURRENT LIABILITIES
     Current portion of long-term debt                          $  24,762          $  24,732          $  25,709
     Accounts payable and accrued expenses                         76,896             74,111             74,446
                                                                ---------          ---------          ---------
     Total current liabilities                                    101,658             98,843            100,155
                                                                ---------          ---------          ---------
NON-CURRENT LIABILITIES                                            21,142             25,730             25,526
                                                                ---------          ---------          ---------
LONG-TERM DEBT                                                    107,390             94,781             91,537
                                                                ---------          ---------          ---------
ACCRUED PENSION LIABILITY                                          25,843             29,445             26,617
                                                                ---------          ---------          ---------
SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
       2,500,000 authorized and unissued                             --                 --                 --

     Common shares, $2.50 par value; 75,000,000
       shares authorized; 37,579,190 shares issued at
       August 31, 2006, 37,157,586 shares
       issued at November 30, 2005 and 37,075,936 shares
       issued at August 31, 2005                                   93,948             92,894             92,690

     Capital surplus (revised)                                     85,836             86,348             85,989

     Retained earnings (revised)                                   84,085             77,130             69,790

     Unearned employee benefits                                      --               (2,798)            (2,963)

     Common shares in treasury, at cost, 1,167,800
       shares at August 31, 2006 and 0 shares at
       November 30, 2005 and August 31, 2005                       (7,876)              --                 --

     Accumulated other comprehensive income (loss)                 (6,994)            (7,728)            (1,631)
                                                                ---------          ---------          ---------
         Total shareholders' equity                               248,999            245,846            243,875
                                                                ---------          ---------          ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                            $ 505,032          $ 494,645          $  487,710
                                                                =========          =========          =========


     (See accompanying notes to unaudited condensed consolidated financial statements)



                                                HARTMARX CORPORATION
                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                   OF CASH FLOWS
                                                  (000's Omitted)


                                                                                  Nine Months Ended
                                                                                      August 31,
                                                                          -----------------------------------
Increase (Decrease) in Cash and Cash Equivalents                              2006                  2005
                                                                          --------------      ---------------
Cash Flows from operating activities:
      Net earnings                                                          $  6,955            $ 16,215
      Reconciling items to adjust net earnings to
         net cash provided by (used in) operating activities:
          Depreciation and amortization of fixed assets                        4,192               3,618
          Amortization of intangible assets and long lived assets              2,823               2,333
          Stock compensation expense                                           1,590                 260
          Tax effect of option exercises                                        --                 1,455
          Deferred taxes on earnings                                           3,294               7,031
          Changes in assets and liabilities:
              Accounts receivable, inventories, prepaid expenses
                   and other assets                                           (2,185)            (39,125)
              Accounts payable, accrued expenses and
                   non-current liabilities                                    (4,678)               (891)
                                                                            --------            --------
Net cash provided by (used in) operating activities                           11,991              (9,104)
                                                                            --------            --------

Cash Flows from investing activities:
      Capital expenditures                                                    (2,648)            (13,023)
      Payments made re: acquisitions                                         (16,143)             (2,203)
      Cash proceeds from asset held for sale                                    --                   300
                                                                            --------            --------
Net cash used in investing activities                                        (18,791)            (14,926)
                                                                            --------            --------
Cash Flows from financing activities:
      Borrowings under Credit Facility                                        13,184              15,719
      Payment of other debt                                                     (545)               (505)
      Grant proceeds related to facility modernization                           759               3,437
      Financing fees and expenses                                               --                  (400)
      Change in checks drawn in excess of bank balances                          798               1,287
      Proceeds from exercise of stock options                                    417               3,269
      Purchase of treasury shares                                             (7,876)               --
      Tax effect of option exercises                                             163                --
      Other equity transactions                                                1,170               1,025
                                                                            --------            --------
Net cash provided by financing activities                                      8,070              23,832
                                                                            --------            --------
Net increase (decrease) in cash and cash equivalents                           1,270                (198)
Cash and cash equivalents at beginning of period                               1,257               2,356
                                                                            --------            --------
Cash and cash equivalents at end of period                                  $  2,527            $  2,158
                                                                            ========            ========

Supplemental cash flow information:
      Net cash paid during the period for:
          Interest                                                          $  6,719            $  5,118
          Income taxes                                                           853               1,672


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

Note 2 - Stock Based Compensation

The Company has in effect the 1998 Incentive Stock Plan ("1998 Plan"), the 2003 Incentive Stock Plan ("2003 Plan"), the 2006 Incentive Stock Plan ("2006 Plan") (collectively, the "Employee Plans") and the 2006 Stock Compensation Plan for Non-Employee Directors ("2006 Director Plan") under which officers, key employees and directors (with respect to the 2006 Director Plan) may be granted options to purchase the Company's common stock at prices equal to or exceeding the fair market value at the date of grant. The 2006 Director Plan also allows for the awarding of Deferred Director Stock Awards to non-employee directors. Options granted to employees in 2006 and 2005 have five year terms. Options granted to employees in 2004 and prior years and outstanding at August 31, 2006 have ten year terms. Options granted to employees are priced at the average of the high and low of the Company's stock price on the day the Compensation and Stock Option Committee of the Board of Directors approves the grants. Fair market value option awards to outside directors are priced at the average of the high and the low of the Company's stock price on the date of the award, usually the day of the annual meeting. Options granted to employees under the Employee Plans generally become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date; however, for participants employed by the Company for at least three years on the first anniversary of the grant date, all or any portion of the options granted are exercisable beginning one year after the date of grant. For participants employed by the Company for at least two years but less than three years on the first anniversary of the grant date, two-thirds of the options granted are exercisable beginning one year after the date of grant. No additional grants will be made under the 1998 and 2003 Plans. Following the stockholder adoption of the 2006 Incentive Stock Plan in April 2006, shares covered by grants or awards under the terms of the 1998 or 2003 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 2006 Plan and will become available for grants under the 2006 Plan. Options granted under the 2006 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors.

The Employee Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the stock option, which allows the holder to receive cash, stock or a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998, 2003 and 2006 Plans may be paid in cash; in the case of stock appreciation rights granted in tandem with a stock option, the cash payment under the 1998 Plan and the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights outstanding at August 31, 2006, November 30, 2005 or August 31, 2005. The Employee Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted. The 2006 Plan also allows for the granting of restricted stock units enabling the holder to receive awards of common stock subject to terms and conditions specified at the time such an award is granted.

As of August 31, 2006, there are 897,700 options outstanding under the 1998 Plan and 1,018,000 options outstanding under the 2003 Plan. No options were outstanding under the 2006 Plan. Under the 2006 Plan, 1,832,683 shares remain available for future grants.

Effective December 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R")," which requires the Company to recognize expense related to the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee's requisite service period (generally the vesting period of the award). Stock compensation expense recognized by the Company related to employee stock option awards and principally included in Selling, General and Administrative Expense in the unaudited Consolidated Statement of Earnings for the periods ended August 31, 2006 was as follows (in millions):

                                                 Pre-Tax           After-Tax
                                              --------------     --------------
         Three months ended August 31, 2006        $   .28            $   .15
         Nine months ended August 31, 2006         $   .87            $   .54

Prior to December 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25"), as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified-prospective transition method as provided by SFAS No. 123(R). Under that transition method, share-based compensation cost recognized in fiscal 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share based compensation. The Company intends to use the short cut method to calculate the pool of windfall tax benefits.

As a result of adopting SFAS 123(R) on December 1, 2005, the Company's income before income taxes and net income for the periods ended August 31, 2006 are lower by the amounts shown above, than if the Company had continued to account for share-based compensation under APB 25. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Effective December 1, 2005 and in accordance with SFAS No. 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are now classified as financing cash flows.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of options granted in 2006 was calculated to be $2.98 using the following assumptions for the periods ended August 31, 2006:

             Risk-free interest rate                    4.3%
             Expected life (in years)                   3.6
             Expected volatility                        44%
             Expected dividend yield                     0%

The Company did not recognize compensation expense for employee stock based awards for the periods ended August 31, 2005 when the exercise price of the awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain restricted stock awards.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to employee stock based awards under the Company's stock option plans during the periods ended August 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur (amounts in millions, except per share amounts):


                                                                   Periods Ended August 31, 2005
                                                              ----------------------------------------
                                                                Three                        Nine
                                                                Months                      Months
                                                              -----------                 ------------
Net earnings, as reported                                     $    6.6                      $  16.2
Add: Total stock-based employee compensation
    expense determined under intrinsic value based
    method for all awards, net of related tax effects               --                          0.2

Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects             (0.3)                        (0.8)
                                                              -----------                 ------------
Pro forma net earnings                                        $    6.3                       $15.6
                                                              ===========                 ============
Earnings per share:
    Basic - as reported                                       $    .18                       $   .45
                                                             ===========                 ============
    Basic - pro forma                                         $    .17                       $  .43
                                                              ===========                 ============
    Diluted - as reported                                     $    .18                       $  .44
                                                              ===========                 ============
    Diluted - pro forma                                       $    .17                       $  .42
                                                              ===========                 ============

The fair value of each option grant of $3.46 was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions for the periods ended August 31, 2005:

Risk-free interest rate                            3.6%
Expected life (in years)                           4
Expected volatility                                50%
Expected dividend yield                             0%

The following table summarizes the stock option transactions for the nine months ended August 31, 2006:

                                                                     Weighted
                                                      Average        Aggregate
                                                      Exercise       Intrinsic
                                        Shares         Price           Value
                                     ------------   -----------   --------------

Outstanding at November 30, 2005      1,659,840      $   4.57      $ 3,501,825
Granted                                 360,500      $   7.93        1,074,290
Exercised                               (83,890)     $   3.74         (172,254)
Expired or forfeited                    (20,750)     $   6.52          (64,905)
                                     -----------                   -------------
Outstanding at August 31, 2006        1,915,700      $   5.18      $ 4,338,956
                                     ===========                   =============
Exercisable at August 31, 2006        1,516,839      $   4.08      $ 3,134,084
                                     ===========                   =============


Shares issued upon the exercise of stock options are normally from authorized but unissued common shares of the Company. However, to the extent that the Company has treasury shares outstanding, such shares may be reissued upon the exercise of stock options.

Information on employee stock options outstanding and exercisable at August 31, 2006 is as follows:

                                             Weighted Average
                                       -----------------------------
                                                                                          Weighted
                       Number             Remaining                        Number          Average
 Range of Price      Outstanding        Life in Years       Price       Exercisable         Price
------------------   --------------    ----------------   ----------   ---------------   -------------
$2.50 to $2.64             724,250           5.0          $    2.54           724,250       $2.54
$3.28 to $4.30             348,200           4.8          $    4.01           347,459       $4.01
$7.26 to $9.54             843,250           3.8          $    8.01           445,130       $8.06
                     --------------                                    ---------------
                         1,915,700           4.5          $    5.21         1,516,839       $4.50
                     ==============                                    ===============

A summary of the status of the Company's nonvested stock options as of August 31, 2006 and changes during the nine month period ended August 31, 2006 is as follows:

                                              Weighted
                                               Average            Aggregate
                                              Exercise            Intrinsic
                             Shares             Price               Value
                          -------------     ------------       ----------------

November 30, 2005           487,845           $   8.03            $ 1,678,462
Granted                     360,500           $   7.93              1,074,290
Vested                     (444,487)          $   8.03             (1,531,231)
Expired or forfeited         (4,997)          $   7.86                (16,649)
                          -------------                           -----------
August 31, 2006             398,861           $   7.94            $ 1,204,872
                          =============                           ===========


As of August 31, 2006 there was approximately $.6 million of unrecognized compensation cost related to nonvested stock options, of which $.3 million is expected to be recognized in the remainder of fiscal 2006 and $.3 million in fiscal 2007.

With respect to the Company's long term incentive restricted stock plan awards pursuant to the 1998, 2003 and 2006 plans, compensation expense is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of the Company's stock. The Company has assumed no forfeitures. In accordance with SFAS No. 123(R), Unearned Employee Benefits, which had previously been reported as a separate component of Shareholders' Equity, is now included in Capital Surplus. Restricted stock awards vest at the earlier of five years from the date of grant, retirement at age 65 or the Company's share price exceeding performance measures established at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price for thirty consecutive days. The restricted stock awards resulted in compensation expense included in Selling, General and Administrative Expense in the unaudited Consolidated Statement of Earnings for the periods ended August 31 as follows (in millions):

                  Three Months Ended                 Nine Months Ended
                      August 31,                         August 31,
            -------------------------------    -------------------------------
                2006              2005             2006              2005
            -------------     -------------    -------------     -------------
Pre-tax           $  .18            $  .10           $  .50            $  .26
After-tax            .09               .06              .31               .16


As of August 31, 2006, unrecognized compensation cost associated with restricted stock was approximately $3.2 million, which will be recognized as follows: $.2 million in the remainder of 2006, $.9 million in 2007, $.8 million in 2008, $.8 million in 2009, $.4 million in 2010 and $.1 million in 2011. However, if the vesting thresholds are achieved prior to the end of the five year term, the related compensation expense will be accelerated.

Information regarding long term incentive restricted stock plan awards for the period ended August 31, 2006 is as follows:

                                          Number             Weighted Average
                                            of             Grant Date Fair Value
                                          Shares                 Per Share
                                     -----------------     ---------------------
November 30, 2005                             387,500            $  8.60
Granted                                       155,500            $  6.44
Forfeited                                      (6,500)           $  9.33
                                     -----------------
August 31, 2006                               536,500            $  7.96
                                     =================


     The vesting threshold for restricted stock awards outstanding is as follows:

      Number of                       Vesting                   Latest
       Shares                         Threshold               Vesting Date
------------------------          --------------------   ----------------------
        194,500                         $11.00                August 4, 2009
        186,500                         $14.00                August 3, 2010
        155,500                         $10.00                August 8, 2011


The 2006 Director Plan and the 1995 Stock Plan for Non-Employee Directors ("1995 Director Plan") provide for possible annual grants of Director Stock Options ("DSO") to non-employee members of the Board of Directors at market value on the date of grant. In addition, under the 1995 Director Plan, each non-employee director had the right to make an irrevocable election to receive a DSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00, and the exercise price is $1.00. DSOs are exercisable in full six months after the date of grant or earlier in the event of death, disability or termination of service. Under the 2006 Director Plan, upon election to the Board by stockholders at an annual meeting (or re-election, as the case may be) each non-employee director is entitled to receive a stock option grant of 5,000 options at the fair market value on the date of grant. Under the 2006 Director Plan, an option is forfeited if Board service terminates before the option vests (six months after grant). Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award ("DDSA") equal to the number of DDSA units computed by dividing the director's annual retainer by the fair market value of a share on the date of the annual meeting. Pursuant to the terms of the 2006 Director Plan, each non-employee director receives a DDSA award upon election to the Board by stockholders at an annual meeting (or re-election, as the case may be). Prior to 1998, each non-employee director received a DDSA equal to 150 units. A DDSA unit equals one share of the Company's common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DSO and DDSA units and allocated to directors' respective accounts in accordance with the terms of the Director Plan. DSO's are charged to expense at the time the director elects to receive the DSO. DDSAs are charged to expense at the time the grant is made to the director. Dividend equivalents, if any, would be charged to expense at the time the dividend would be declared.

Stock compensation expense related to non-employee director stock options and DDSAs and included in Selling, General and Administrative Expense in the unaudited Consolidated Statement of Earnings for the three month and nine month periods ended August 31, 2006 was $.06 million pre-tax; $.03 million after tax and $.25 million pre-tax; $.16 million after-tax, respectively.

The fair value of options granted in 2006 was calculated to be $3.15 per share, using the same option valuation model and assumptions similar to those for employee stock option awards.

For the nine month period ended August 31, 2005, stock compensation expense included in Selling, General and Administrative Expense related to DDSAs was the same as through the six months ended May 31, 2005; $.16 million pre-tax and $.10 million after-tax. No fair value options were granted to non-employee directors in fiscal 2005.

The following table summarizes director stock option transactions for the nine months ended August 31, 2006:

                                                                    Weighted
                                                                     Average
                                            Shares                    Price
                                        --------------          ----------------

Outstanding at November 30, 2005              130,748               $  2.89

Grants:
Fair market value options                      40,000               $  8.38
DDSAs                                          19,096                   --

Exercises:
Fair market value options                     (10,889)              $  5.63
$1.00 options                                  (7,568)              $  1.00
                                        --------------
Outstanding August 31, 2006                   171,387               $  3.76
                                        ==============

The balance at August 31, 2006
consists of:
$1.00 options                                  21,335               $  1.00
DDSA                                           65,537                   --
Fair market value                              84,515               $  7.37
                                        --------------
Outstanding August 31, 2006                   171,387               $  3.76
                                        ==============



At August 31, 2006 and November 30, 2005, 216,526 shares and 25,622 shares, respectively, were available for future DSOs and DDSAs.


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

                                           Three Months Ended                         Nine Months Ended
                                               August 31,                                August 31,
                                    ---------------------------------          --------------------------------
                                       2006                 2005                  2006                 2005
                                    ------------         ------------          -----------          -----------
Basic                                    36,130               36,652               36,580               36,331
Dilutive effect of:
       Stock options and awards             516                  753                  578                  795
       Restricted stock awards               66                   61                   73                   48
                                    ------------         ------------          -----------          -----------
Diluted                                  36,712               37,466               37,231               37,174
                                    ============         ============          ===========          ===========


For the three months and nine months ended August 31, 2006 and August 31, 2005, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company's common stock was below the grant or award price for the respective period (000's omitted):

                              Three Months Ended            Nine Months Ended
                                  August 31,                   August 31,
                          -------------------------    -------------------------
                             2006          2005           2006          2005
                          -----------   -----------    ---------     -----------

 Stock options                911             1            801             -
 Restricted stock awards      342           192            342           192



Note 4 - Financing

Long-term debt comprised the following (000's omitted):

                                     Aug. 31,         Nov. 30,      Aug. 31,
                                       2006             2005          2005
                                   ------------     ------------  ------------
Borrowings under Credit Facility   $    98,273       $   85,089    $   82,649
Industrial development bonds            17,250           17,250        17,250
Mortgages and other debt                16,629           17,174        17,347
                                   ------------     ------------  ------------
Total debt                             132,152          119,513       117,246
Less - current                          24,762           24,732        25,709
                                   ------------     ------------  ------------
Long-term debt                     $   107,390       $   94,781    $   91,537
                                   ============     ============  ============


Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its term by three years to February 28, 2009; the Company retains its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility continue to be based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 7.1% at August 31, 2006, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending August 31, 2006, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At August 31, 2006, the Company had approximately $18.9 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. During the twelve months ended August 31, 2006, borrowing availability ranged from $33 million to $115 million. At August 31, 2006, additional borrowing availability under the Credit Facility was approximately $69 million.

Mortgages and other debt includes the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral. The $24.8 million of principal reductions at August 31, 2006, reflected as current, consists of $.8 million of required payments and $24.0 million representing the Company's estimate of additional debt reduction over the twelve month period subsequent to August 31, 2006.


Note 5 - Pension Plans

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months and nine months ended August 31, 2006 and 2005 were as follows (000's omitted):

                                     Three Months Ended                      Nine Months Ended
                                           August 31,                          August 31,
                                 ------------------------------      -------------------------------
                                     2006             2005               2006              2005
                                 -------------    -------------      --------------    -------------
Service cost                       $ 1,220          $ 1,253            $  3,898            $  3,985
Interest cost                        3,617            3,877              10,845              10,857
Expected return on plan assets      (4,890)          (4,894)            (14,698)            (14,173)
Recognized net actuarial gain          136             (246)                 40                (259)
Net amortization                       866              847               2,598               2,540
                                   -------          -------            --------            --------
Net periodic pension expense       $   949          $   837            $  2,683            $  2,950
                                   =======          =======            ========            ========

Through August 31, 2006, approximately $6.3 million of contributions had been made to the Company's pension plans. In September 2006, the Company contributed an additional $2 million to its principal pension plan. The Company anticipates contributions to its plans in the range of $8 million to $10 million during fiscal 2006.


Note 6 - Inventories

Inventories at each date consisted of (000's omitted):

                           Aug. 31,            Nov. 30,            Aug. 31,
                              2006               2005               2005
                           ------------      -------------      -------------
Raw  materials             $   42,754        $    39,478        $    37,770
Work-in-process                 6,420              8,488              7,539
Finished goods                123,236            105,297            104,975
                           ------------      -------------      -------------
                           $  172,410        $   153,263        $   150,284
                           ============      =============      =============


Inventories are stated at the lower of cost or market. At August 31, 2006, November 30, 2005 and August 31, 2005, approximately 46%, 48% and 48%, respectively, of the Company's total inventories are valued using the last-in, first-out (LIFO) method representing certain work-in-process and finished goods. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories.


Note 7 - Acquisitions

On August 29, 2006, the Company acquired certain assets, properties and operations of Sweater.com, Inc. ("Sweater.com"), a designer and marketer of high quality women's knitwear, tops and related products sold to leading specialty stores under its "One Girl Who ..." brand and directly through its Sweater.com website.

On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together "Simply Blue"), a designer and marketer of upscale women's jeans products sold through leading specialty and department stores. The acquisitions of Sweater.com and Simply Blue are expected to provide for strategic growth opportunities in womenswear and further diversification of product categories.

The purchase price for Sweater.com as of the acquisition date was $12.4 million, subject to certain post-closing adjustments. Additional cash purchase consideration is due if Sweater.com achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $2.0 million), additional annual consideration of $.5 million would be paid over the five year period commencing December 1, 2006. The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.

The purchase price for Simply Blue as of the acquisition date was $21.0 million. Additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $6.7 million), additional annual consideration of $1.3 million, less deductions as defined in the purchase agreement, would be paid over the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. The additional consideration anticipated applicable to the nine months ended August 31, 2006 was approximately $.8 million.

The Sweater.com and Simply Blue acquisitions are being accounted for under the purchase method of accounting. Accordingly, the results of Sweater.com and Simply Blue are included in the consolidated financial statements from the respective acquisition date. Sweater.com's and Simply Blue's results of operations and assets are included in the Women's Apparel Group segment.

The Company has allocated the purchase price to the Sweater.com and Simply Blue assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the assistance of an independent third party appraisal. Any contingent consideration payable subsequent to the acquisition will first be applied to reduce the estimated amount due seller for Sweater.com and thereafter to increase goodwill for Sweater.com or Simply Blue, as appropriate. The allocation for Sweater.com is subject to revision; subsequent revisions, if any, are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

                                                   Sweater.com       Simply Blue
                                                   -----------       -----------

Cash consideration                                    $ 12,354         $ 21,000
Direct acquisition costs                                   100              150
                                                      --------         --------
Total purchase price                                  $ 12,454         $ 21,150
                                                      ========         ========

Allocation of purchase price:
Cash                                                  $      6         $    125
Accounts receivable                                      1,315            2,101
Inventories                                              2,596              945
Other current assets                                       260              454
Intangible assets                                        8,765           16,200
Goodwill                                                  --              2,077
Property, plant and equipment                              228              116
Other assets                                                52               21
Current liabilities                                       (475)            (889)
Estimated amount due to seller                            (293)             --
                                                      --------         --------
Total purchase price                                  $ 12,454         $ 21,150
                                                      ========         ========

The components of the Intangible Assets listed in the above table as of the acquisition date were determined by the Company with the assistance of an independent third party appraisal and were as follows (000's omitted):

                                      Sweater.com                               Simply Blue
                            --------------------------------          --------------------------------
                               Amount              Life                  Amount              Life
                            -------------      -------------          -------------      -------------
Tradename                   $      6,540       Indefinite             $     11,850       Indefinite
Customer relationships             2,050        10 years                     2,650        10 years
Design services agreement              -                                     1,450         5 years
Covenant not to compete              100        10 years                       250        10 years
License agreement                     75         5 years                         -
                            -------------                             -------------
                            $     8,765                               $     16,200
                            =============                             =============


The tradenames were deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 ("Goodwill and Other Intangible Assets"). The customer relationships, design services agreement, covenant not to compete and license agreement are being amortized based on estimated weighted cash flows over their life.

The Sweater.com and Simply Blue acquisitions were financed utilizing borrowing availability under the Company's Credit Facility.

Pro forma amounts are not included for Sweater.com as the amounts would not be significant. The pro forma financial information presented below gives effect to the Simply Blue acquisition as if it had occurred as of the beginning of the Company's fiscal year 2005. The pro forma amounts below reflect interest on the purchase price assuming the acquisition occurred as of December 1, 2004, with interest calculated at the Company's borrowing rate under its Credit Facility for the period. The pro forma earnings below assumes an income tax provision at the Company's consolidated tax rate for the period. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2005 fiscal year or of future operating performance (in millions, except per share amounts):

                                Three Months Ended        Nine Months Ended
                                 August 31, 2005           August 31, 2005
                                ---------------------    ---------------------
Net sales                           $157.8                     $455.6
Net earnings                           7.4                       17.8
Net earnings per share:
    Basic                              .20                       .49
    Diluted                            .20                       .48

In July 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"). The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration is due if Misook achieves specified performance targets over a five year period commencing August 1, 2004. The amount of contingent consideration related to fiscal 2005 accrued as of

November 30, 2005 for Misook, approximately $3.8 million, was paid in the first quarter of fiscal 2006. The additional consideration anticipated applicable to the nine months ended August 31, 2006 was approximately $3.4 million.

Note 8 - Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products totaled $16.7 million for the first nine months of 2006; $14.9 million for the first nine months of 2005; $5.6 million for the third quarter of 2006; and $5.0 million for the third quarter of 2005. Such amounts are included as a component of Selling, General and Administrative Expenses.

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

Information on the Company's operations and total assets for the three months and nine months ended and as of August 31, 2006 and August 31, 2005 is summarized as follows (in millions):

                                         Men's             Women's
                                        Apparel            Apparel
                                         Group              Group              Adj.             Consol.
                                     ---------------    --------------     --------------    ---------------
Three Months Ended August 31,
2006
Sales                                   $   106.9          $    30.8          $  --               $   137.7
Earnings (loss) before taxes                  3.5                4.2            (6.8)                   0.9

2005
Sales                                   $   129.6          $    22.5          $  --               $   152.1
Earnings (loss) before taxes                 13.1                2.7            (5.2)                  10.6


Nine Months Ended August 31,
2006
Sales                                   $   350.5          $    84.0          $  --               $   434.5
Earnings (loss) before taxes                 21.0                9.6           (19.4)                  11.2
Total assets                                307.2              104.8            93.0                  505.0

2005
Sales                                   $   377.3          $    64.4          $  --               $   441.7
Earnings (loss) before taxes                 36.2                7.4           (17.1)                  26.5
Total assets                                319.9               68.3            99.5                  487.7

During the three months and nine months ended August 31, 2006 and August 31, 2005, there were no intergroup sales and there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):
                                  Aug. 31,           Nov. 30,       Aug. 31,
                                    2006               2005           2005
                                 ------------     ------------     ------------
Men's Apparel Group:
   Goodwill                      $      24.2      $      24.1      $      24.1
                                 ============     ============     ============

Women's Apparel Group:
   Intangible assets             $      56.3      $      49.6      $      34.1
                                 ============     ============     ============
   Goodwill                      $       2.9      $       2.1                -
                                 ============     ============     ============


The increase in intangible assets from November 30, 2005 to August 31, 2006 reflects the acquisition of Sweater.com. The increase from August 31, 2005 to November 30, 2005 reflects the acquisition of Simply Blue. The increase in goodwill from November 30, 2005 to August 31, 2006 reflects the additional consideration anticipated related to Simply Blue.

Sales and long-lived assets by geographic region are as follows (in millions):

                                            Sales                                       Long-Lived Assets
                  -----------------------------------------------------------      -------------------------
                       Three Months Ended               Nine Months Ended
                           August 31,                       August 31,                    August 31,
                  -----------------------------    --------------------------      -------------------------
                     2006              2005           2006           2005             2006            2005
                   --------         --------        --------        --------        --------        --------
USA                $  134.3         $  147.5        $  418.9        $  426.1        $  158.4        $  138.1
Canada                  3.2              4.2            14.8            14.6             3.3             3.0
All Other               0.2              0.4             0.8             1.0             0.1             0.1
                   --------         --------        --------        --------        --------        --------
                   $  137.7         $  152.1        $  434.5        $  441.7        $  161.8        $  141.2
                   ========         ========        ========        ========        ========        ========

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


Note 10 - Other Comprehensive Income

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                   Nine Months Ended
                                                       August 31,
                                             --------------------------------
                                                 2006               2005
                                             --------------     -------------

Net earnings                                 $       6,955       $    16,215
Other comprehensive income (loss):
    Change in fair value of foreign
        exchange contracts                              15              (132)
    Currency translation adjustment                    719                23
                                             --------------     -------------
Comprehensive earnings                       $       7,689       $    16,106
                                             ==============     =============


The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):

                                                                                        Accumulated
                                                 Fair Value of          Foreign            Other
                                  Minimum           Foreign            Currency        Comprehensive
                                  Pension          Exchange           Translation           Income
                                 Liability         Contracts          Adjustment            (Loss)
                                -------------   ----------------    ----------------   ---------------
Fiscal 2006
------------------------
Balance November 30, 2005           $(9,895)          $   1            $2,166             $(7,728)
Change in fiscal 2006                    --              15               719                 734
                                    -------           -----            ------             -------
Balance August 31, 2006             $(9,895)          $  16            $2,885             $(6,994)
                                    =======           =====            ======             =======

Fiscal 2005
------------------------
Balance November 30, 2004           $(3,425)          $ 123            $1,780             $(1,522)
Change in fiscal 2005                    --            (132)               23                (109)
                                    -------           -----            ------             -------
Balance August 31, 2005             $(3,425)          $  (9)           $1,803             $(1,631)
                                    =======           =====            ======             =======

The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):


Nine months ended August 31, 2006                 Pre-tax                Tax                After-Tax
-----------------------------------------      ---------------      ---------------      ----------------
Fair value of foreign exchange contracts        $          25        $       (10)          $        15
Foreign currency translation adjustment                   719                  -                   719
                                               ---------------      ---------------      ----------------
                                                $         744        $       (10)          $       734
                                               ===============      ===============      ================
Nine months ended August 31, 2005
----------------------------------------
Fair value of foreign exchange contracts        $        (210)       $        78           $      (132)
Foreign currency translation adjustment                    23                  -                    23
                                               ---------------      ---------------      ----------------
                                                $        (187)       $        78           $      (109)
                                               ===============      ===============      ================


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
                                                                          =============          =============


The Consolidated Statement of Shareholders" Equity to be included in Form 10-K for the year ended November 30, 2006 will reflect the following revisions relating to Capital Surplus and Retained Earnings for the periods ended November 30, 2005 (000's omitted):


                                                                            Capital               Retained
                                                                            Surplus               Earnings
                                                                          -------------        --------------
Balance at November 30, 2003, as reported                                      $65,642               $55,275
Revision of losses associated with reissuance of treasury shares                13,216               (13,216)
                                                                          -------------        --------------
Balance at November 30, 2003, as revised                                        78,858                42,059
Net earnings for the year                                                            -                15,865
Shares issued, primarily to employee benefit plans                                 156                     -
Long-term incentive plan awards, net of forfeitures                                900                     -



Stock options exercised                                                           (156)               (1,417)
Vesting of restricted stock awards                                                                    (2,932)
Tax effect of option exercises and vesting of restricted stock awards            1,591                     -
                                                                         --------------       ---------------
Balance at November 30, 2004, as revised                                        81,349                53,575
Net earnings for the year                                                            -                23,555
Shares issued to employee benefit plans                                            948                     -
Long-term incentive plan awards, net of forfeitures                              1,417                     -
Stock options exercised                                                          1,179                     -
Tax effect of option exercises                                                   1,455                     -
                                                                         --------------       ---------------
Balance at November 30, 2005, as revised                                       $86,348               $77,130
                                                                         ==============       ===============


Note 12 - Recent Accounting Pronouncements

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective no later than the end of the Company's fiscal year ending November 30, 2006. The Company does not anticipate that adoption of this Interpretation will have a material affect on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Statement of Financial Accounting Standards Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for the Company's fiscal year beginning December 1, 2007. The Company has not yet determined the impact, if any, of adopting FIN 48 on its financial statements.

                                      -23

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company's fiscal year beginning December 1, 2007. The Company is currently evaluating the potential impact, if any, of SFAS 157 on its financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. SFAS 158 is effective no later than the end of the Company's fiscal year ended November 30, 2007. Since SFAS 158 was recently issued, management has not yet determined whether SFAS 158 will be adopted early in its statement of financial position as of November 30, 2006 or if SFAS 158 will be adopted in its statement of financial position as of November 30, 2007. If SFAS 158 had been effective as of August 31, 2006, total assets would have been approximately $18 million lower, total liabilities would have been approximately $9 million higher and shareholders' equity would have been approximately $27 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS 158 may differ from these amounts. Adoption of SFAS 158 will not have any effect on the Company's compliance with its debt covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group ("MAG") and Women's Apparel Group. MAG designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers, offering a wide range of apparel and accessories to business and professional women through catalogs and its e-commerce website. For the nine months ended August 31, Men's Apparel Group segment sales represented 81% of consolidated sales in 2006 compared to 85% in 2005; Women's Apparel Group segment sales represented 19% of consolidated sales in 2006 compared to 15% in 2005.

The Company's principal operational challenges have been to address the following:

<        The continuing consolidation of national and regional retailers, an important distribution channel, along with market share declines experienced by certain department store retailers.

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

The Company has continued to expand its non-tailored clothing product offerings through acquisitions, internally developed programs and new licensing arrangements. On August 29, 2006, the Company acquired certain assets, properties and operations of Sweater.com, Inc. ("Sweater.com"), a designer and marketer of high quality women's knitwear, tops and related products sold to leading specialty stores under its "One Girl Who ..." brand and directly through its Sweater.com website. The purchase price for Sweater.com as of the acquisition date was approximately $12.4 million, subject to certain post closing adjustments. On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together "Simply Blue"), a designer and marketer of upscale women's jeans products sold through leading specialty and department stores. The purchase price for Simply Blue as of the acquisition date was $21 million. The acquisitions of Sweater.com and Simply Blue are expected to provide for strategic growth opportunities in womenswear and further diversification of non-tailored product categories. As described in the Notes to Unaudited Condensed Consolidated Financial Statements, additional cash purchase consideration is due if either Sweater.com or Simply Blue achieves certain specified financial performance targets over a five-year period. Simply Blue contributed $18.4 million in revenues and approximately $.06 in earnings per diluted share to year-to-date results in 2006. There were no third quarter revenues associated with Sweater.com. On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. ("Misook"), a designer and marketer of upscale women's knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. Additional contingent consideration is due if Misook achieves certain specified financial performance targets over the five year period following the acquisition. Approximately $5.0 million of aggregate contingent consideration has been paid through August 31, 2006 related to the Misook acquisition. The Company acquired the Consolidated Apparel Group ("CAG"), a marketer of moderate priced men's sportswear, in 2001. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company's non-tailored products, such as through "green grass" and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, it is the Company's intention to increase the direct-to-consumer marketing of its products, including internet-based marketing for certain womenswear and higher end men's sportswear products.

Sales of non-tailored apparel product categories (men's sportswear, golfwear, pants and womenswear) represented 47% of total sales during the first nine months of 2006 compared to 45% for the first nine months of 2005. For the fiscal year ended November 30, non-tailored apparel sales represented 46% of total sales in 2005 compared to 47% in 2004.

The declines in third quarter and year-to-date sales and earnings were generally in the tailored clothing product category and largely attributable to the moderate priced tailored clothing and pant product lines marketed to the mainstream department store channel included in the Company's Men's Apparel Group segment results. Tailored clothing manufacturing levels were also lower compared to the prior year which unfavorably affected gross margins. Third quarter results this year reflected approximately $12 million lower sales in the Men's Apparel Group moderate priced product lines compared to the prior year's third quarter. During the third quarter, the Company initiated the closing of a fabric cutting operation and a pants sewing facility, along with a reduction in a tailored clothing sewing operation applicable mainly to moderate priced product lines, affecting 200 production workers in the aggregate. Approximately $.8 million of severance and other related costs were recognized during the third quarter. Additional headcount reductions in the above noted tailored clothing sewing operation and related selling, general and administrative personnel involved in moderate priced product lines are expected during the fourth quarter. These operations also are incurring operational inefficiencies as production levels decline, which will continue until these wind-downs are completed by the end of the fiscal year. Certain of the operations performed at the facilities being closed will be assimilated into other production facilities of the Company. Therefore, the potential savings are not readily quantifiable. The Company's ongoing strategy is to reduce its investment in these product lines and to redeploy invested capital to higher price point product categories marketed to upscale department and specialty stores.


Liquidity and Capital Resources

November 30, 2005 to August 31, 2006
------------------------------------

For the nine months ended August 31, 2006, net cash provided by operating activities was $12.0 million compared to $9.1 million used in operating activities for the nine months ended August 31, 2005. The $21.1 million of incremental cash provided by operating activities during the current nine month period compared to the prior period was primarily attributable to lower working capital requirements, principally related to reduced accounts receivable levels from the lower sales this year compared to higher receivable levels last year; this favorable working capital change was in part offset by the lower earnings. Cash used in investing activities was $18.8 million in 2006 and $14.9 million in 2005. The $3.9 million increase primarily reflected the $12.4 paid for the acquisition of Sweater.com and $1.5 million higher contingent earnout payments related to acquisitions, offset by $10.4 million lower capital expenditures. Cash provided by financing activities was $8.1 million in 2006 compared to $23.8 million in 2005. The $15.7 million decrease principally reflects the $7.9 million acquisition of treasury shares this year and lower proceeds from stock option exercises and grant proceeds received related to a facility modernization.

Since November 30, 2005, net accounts receivable decreased $9.4 million or 7.6% to $113.7 million, principally attributable to the lower shipments. The current period included $1.3 million of receivables attributable to Sweater.com, acquired as of August 29, 2006. Inventories of $172.4 million increased $19.1 million or 12.5%, including $2.6 million attributable to Sweater.com. The remaining increase of $16.5 million reflected the lower third quarter sales, lower in-stock sales than anticipated, earlier receipt of foreign sourced goods in advance of anticipated production and shipment and retailers' requests to delay delivery of goods. The increase in inventory levels is expected to moderate by the end of the Company's November 30 fiscal year. Total debt, including current maturities, increased $12.6 million to $132.2 million and was the principal component of net cash provided by financing activities; this change reflected decreases in working capital requirements, offset by $12.4 million paid for Sweater.com and $7.9 million associated with treasury stock purchases. Total debt represented 35% of total capitalization at August 31, 2006 compared to 33% at November 30, 2005. Shareholders' equity increased $3.2 million, as the $6.9 million of net earnings for the nine months ended August 31, 2006, the proceeds from stock option exercises and recording of stock compensation expense were substantially offset by the purchase of treasury shares.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2005.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one year renewal at the Company's option (i.e., until February
2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 7.1% at August 31, 2006, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 7.4% at August 31, 2006 compared to 6.2% at August 31, 2005.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, and asset sales, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending August 31, 2006, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

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

o The Company's customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 55% of consolidated sales during fiscal 2005 with the two largest customers (Dillard's and Nordstrom's) representing approximately 31% of sales. There has been several changes in ownership control regarding certain of the Company's customers, including Federated's acquisition of the May Company stores and the sale of certain retail store groups formerly owned by Saks, Inc., which has adversely impacted the Company's sales and earnings of its moderate priced product lines marketed to the mainstream department store channel. A decision by the controlling management of a group of stores or any other significant customer which would result in further declines in the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

At August 31, 2006, the Company had approximately $18.9 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company's Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. For the trailing twelve months, additional availability levels have ranged from $33 million to $115 million. At August 31, 2006, additional borrowing availability under the Credit Facility was approximately $69 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At August 31, 2006, there were an aggregate of $.4 million of outstanding foreign exchange contracts primarily attributable to approximately .3 million Euros for anticipated inventory purchases to be made in the next three months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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


August 31, 2005 to August 31, 2006
----------------------------------

Net accounts receivable of $113.7 million at August 31, 2006 decreased $18.2 million from the year earlier amount, attributable to the lower sales. The current period included $4.9 million of net receivables related to Sweater.com and Simply Blue. At August 31, 2006, inventories of $172.4 million increased $22.1 million or 14.7%. Inventories attributable to Sweater.com and Simply Blue aggregated $3.8 million. The balance of the increase was attributable to the Men's Apparel Group and principally reflected the lower third quarter sales, lower in-stock sales than anticipated and earlier receipt of foreign sourced inventories in advance of anticipated production and shipment. The increase in intangible assets to $56.3 million at August 31, 2006 from $34.2 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Sweater.com and Simply Blue transactions, less amortization of Simply Blue and Misook intangible assets with finite lives. Net properties of $35.7 million at August 31, 2006 decreased $1.3 million, as capital additions were less than depreciation expense. Total debt of $132.2 million at August 31, 2006 increased $14.9 million compared to the year earlier level, reflecting $37 million of payments related to acquisitions and $7.9 million of treasury stock purchases, in part offset by the trailing year earnings and lower working capital requirements. Total debt represented 35% of total capitalization at August 31, 2006 compared to 32% at August 31, 2005.


Results of Operations

Third Quarter 2006 Compared to Third Quarter 2005

In general, third quarter results were adversely impacted by the conditions as described in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations. Consolidated sales declined to $137.7 million compared to $152.1 million in 2005. The brands principally marketed to the mainstream department store channel represented approximately 15% of consolidated sales compared to approximately 22% a year ago. The current period reflected $7.3 million of revenues attributable to Simply Blue, acquired in October 2005. Men's Apparel Group revenues declined to $106.9 million in the current quarter compared to $129.6 million in the year earlier period, primarily attributable to decreases in tailored clothing and pants in the moderate priced product lines, although tailored clothing revenues declined in other product lines as well. Men's Apparel Group comparability of unit and average prices as described below were impacted by the conclusion of a men's casual pant product category license that was not renewed for fiscal 2006, as well as off-price sales and customer allowances in the moderate priced tailored clothing product categories sold in the mainstream department store channel, partially offset by the expansion of several moderate priced sportswear lines; the now concluded casual pant program adversely impacted third quarter 2006 sales by approximately $3.8 million. In general, wholesale selling prices for comparable products were approximately even in 2006 compared to 2005, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices declined approximately 3% from 2005, reflecting the change in mix to more sport coat units. Suit unit sales decreased approximately 24% while sport coat units increased approximately 4%; pant product units decreased approximately 49%, primarily related to the reduction in casual pants. Pant average wholesale selling prices increased approximately 18%, reflecting the shift in product mix away from casual pants. Unit sales of sportswear products increased approximately 25% and average wholesale selling prices were approximately 20% lower than 2005, reflecting the additional moderate priced sportswear business described above. Women's Apparel Group revenues of $30.8 million, increased $8.3 million, principally attributable to Simply Blue. The addition of the Simply Blue business significantly increased the number of women's units sold at an average unit price point lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Unit sales of women's apparel increased approximately 195% and average selling prices declined approximately 53%, each attributable to Simply Blue with its lower per unit cost relative to other women's products. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 44% of total third quarter consolidated revenues in both fiscal 2006 and 2005.

The consolidated gross margin percentage to sales improved to 34.5% compared to 33.1% last year, attributable to product mix with a higher percentage of women's product revenues, in part offset by the impact of lower gross margins in the moderate priced tailored clothing product category, additional import duties and less favorable manufacturing utilization overall affecting all tailored clothing production from fewer units produced in owned tailored clothing manufacturing facilities. The current period also included $.4 million of severance costs related to the previously described manufacturing operations which will be closed by the end of the fiscal year. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.6 million in 2006 and $5.0 million in 2005 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses. Consolidated selling, general and administrative expenses were $45.4 million in 2006 compared to $38.7 million in 2005, representing 33.0% of sales in 2006 compared to 25.4% in 2005; the higher percentage to sales reflected ongoing expenses which did not decline with the lower sales. The $6.7 million increase reflected, among other things, incremental expenses of $2.5 million related to the Simply Blue business, $.4 million of incremental costs associated with moderate priced product lines, $.4 million of incremental stock compensation expense resulting from the adoption of FASB Statement No. 123(R) effective for the Company's fiscal year beginning on December 1, 2005, $1.2 million higher costs in the catalog business, and approximately $1.1 million of incremental costs associated with the two new retail stores, the launch of the "hickey" brand and additional Hart Schaffner Marx brand marketing costs.

Operating earnings were $3.0 million in 2006 compared to $12.4 million in 2005 and represented 2.2% of consolidated sales in 2006 and 8.2% of sales in 2005. Men's Apparel Group operating earnings declined to $3.5 million in 2006 compared to $13.1 million in 2005, attributable principally to the effect of the lower sales, reduced gross margins in the moderate tailored product category, unfavorable absorption of fixed manufacturing costs from fewer units produced and expenses related to brand enhancement of the Company's products described above. Women's Apparel Group operating earnings increased to $4.2 million in 2006 compared to $2.7 million in 2005, attributable to the incremental earnings of Simply Blue and improvement at Misook, partially offset by declines in certain other women's operations.

Interest expense was $2.1 million in 2006 compared to $1.8 million in 2005, reflecting both the higher borrowing level due to the $21 million paid in October 2005 for the Simply Blue acquisition, as well as higher rates on Credit Facility borrowings. Consolidated pre-tax earnings were $.9 million in 2006 compared to $10.6 million in 2005. After reflecting the applicable tax provision, consolidated net earnings were $.5 million in 2006 compared to $6.6 million in 2005. Diluted earnings per share were $.01 in 2006 compared to $.18 in 2005.

Nine Months 2006 Compared to Nine Months 2005
---------------------------------------------

In general, year-to-date results were adversely impacted by the conditions as described in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations. Consolidated sales for the nine months ended August 31, 2006 were $434.5 million compared to $441.7 million in 2005. The brands principally marketed to the mainstream department store channel represented approximately 19% of consolidated sales in fiscal 2006 compared to about 25% in fiscal 2005. The current period reflected $18.4 million of revenues attributable to Simply Blue.

Men's Apparel Group revenues were $350.5 million in the current year compared to $377.3 million in the year earlier period as increases in the sportswear product categories were more than offset by declines in the casual pant and tailored clothing product categories. Men's Apparel Group comparability of unit and average prices as described below were impacted by the conclusion of a men's casual pant product category license that was not renewed for fiscal 2006 and from more off-price sales and customer allowances, partially offset by the introduction or expansion of several moderate priced sportswear lines; the now concluded casual pant program adversely impacted year-to-date sales by approximately $14.0 million. In general, wholesale selling prices for comparable products were approximately even in 2006 compared to 2005, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices declined approximately 2%, reflecting the higher off-price sales, customer allowances and a larger percentage of sport coat units. Suit unit sales were 9% lower than a year ago, while sport coat units were approximately the same as last year; pant product units decreased approximately 41%, primarily related to the reduction in casual pants and the prior period reflected initial shipments of two separates programs (consisting of a coat and pant unit displayed separately). Pant average wholesale selling prices increased approximately 19%, reflecting a shift in product mix weighted away from casual pants, partially offset by more off-price sales and customer allowances. Unit sales of sportswear products increased approximately 40% and average wholesale selling prices were approximately 17% lower than 2005, reflecting the additional moderate priced sportswear business described above. Women's Apparel Group revenues of $84.0 million, which represented approximately 19% of consolidated sales in 2006 and 15% in 2005, increased $19.6 million, principally attributable to Simply Blue. The addition of the Simply Blue business significantly increased the number of women's units sold at an average unit price point lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Unit sales of women's apparel increased approximately 129% and average selling prices declined approximately 43%, each attributable to Simply Blue with its lower per unit cost relative to other women's products. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 47% of consolidated nine month revenues in fiscal 2006 compared to 45% in 2005.

The consolidated gross margin percentage to sales declined to 33.5% in the current year compared to 33.8% in the prior year, as the favorable impact of product mix from the higher percentage of non-tailored product revenues, principally women's, was more than offset by the effect of increased off-price sales and customer allowances mainly in the moderate priced tailored clothing product category and additional import duties; also, the Company experienced unfavorable manufacturing utilization overall from fewer units produced in owned tailored clothing manufacturing facilities affecting all tailored clothing production, including the inefficiencies related to those manufacturing operations which will be closed by the end of the fiscal year. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $16.7 million in 2006 and $14.9 million in 2005 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses. Consolidated selling, general and administrative expenses were $129.7 million in 2006 compared to $119.2 million in 2005, representing 29.9% of sales in 2006 compared to 27.0% in 2005. The increase relative to sales reflected, in part, changes in revenue mix towards more women's and men's sportswear products with higher gross margin and operating expense ratios to sales, as well as ongoing expenses which did not decline with the lower sales. The $10.5 million increase reflected, among other things, incremental expenses of $6.9 million related to the Simply Blue business, $1.1 million of incremental stock compensation expense resulting from the adoption of FASB Statement No. 123(R) effective for the Company's fiscal year beginning on December 1, 2005, and approximately $3.3 million of incremental costs associated with the two new retail stores, the launch of the "hickey" brand and additional Hart Schaffner Marx brand marketing costs, partially offset by $.8 million received related to an insurance claim (an additional $.6 million is reflected as a reduction of cost of sales) and a lower provision for anticipated incentive compensation.

Operating earnings were $17.8 million in 2006 compared to $31.6 million in 2005 and represented 4.1% of consolidated sales in 2006 and 7.2% of sales in 2005. Men's Apparel Group operating earnings declined to $21.0 million in 2006 compared to $36.2 million in 2005, attributable to the effect of the lower sales, reduced gross margins in the moderate priced tailored clothing product category, unfavorable absorption of fixed manufacturing costs from fewer units produced and expenses related to brand enhancement of the Company's products described above. Women's Apparel Group operating earnings were $9.6 million in 2006 compared to $7.4 million in 2005, attributable to the incremental earnings of Simply Blue and improvement at Misook, partially offset by declines in certain other women's operations.

Interest expense was $6.6 million in 2006 compared to $5.1 million in 2005, reflecting both the higher borrowing level due to the $21 million paid in October 2005 for the Simply Blue acquisition as well as higher rates on Credit Facility borrowings. Consolidated pre-tax earnings were $11.2 million in 2006 compared to $26.5 million in 2005. The effective tax rate was 38.1% compared to 38.7% a year ago, reflecting additional tax credits available to the Company. After reflecting the applicable tax provision, consolidated net earnings were $7.0 million in 2006 compared to $16.2 million in 2005. Diluted earnings per share were $.19 in 2006 compared to $.44 per share in 2005.

The actions currently being taken to further curtail or eliminate certain of the moderate price product lines marketed principally to the mainstream department store channel has exacerbated the negative impact in fiscal 2006, but are believed to better position the Company for significant earnings recovery in 2007 compared to 2006. The Company's strategies remain directed to increase revenues and pre-tax margin improvements from a combination of both internal revenue growth and from acquisitions, while continuing to reduce or eliminate, where appropriate, those products or programs that are not contributing sufficient incremental margins. The Company believes that the recent acquisition of the Sweater.com business and its "One Girl Who ..." brand, which followed the October 2005 purchase of the Simply Blue Apparel business, further positions the Company in the luxury, bridge and better price points sold in upscale retail stores. Other acquisition opportunities continue to be actively pursued that can produce positive cash flows, are accretive to earnings in the near to mid-term, and do not create excessive debt leverage. As of August 31, 2006, 1,167,800 Hartmarx shares were repurchased at a cost of approximately $7.9 million pursuant to the authorization to repurchase up to 2 million shares. The Company has not repurchased additional shares subsequent to August 31, through October 6, 2006.

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

Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of August 31, 2006, the Company had entered into foreign exchange contracts, aggregating approximately $.4 million principally attributable to the purchase of approximately .3 million Euros primarily for inventory purchases in the next three months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.0 million based on borrowings under the Credit Facility at August 31, 2006. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

         (B) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         Part II -- OTHER INFORMATION

Item 2.   Unregistered Sales of Equity and Use of Proceeds
----------------------------------------------------------

(c)  Purchase of equity securities by the issuer and affiliated purchasers.


                                                                                     Maximum Number
                                                              Total Number of          of Shares
                         Total Number                       Shares Purchased as      That May Yet Be
                          of Shares       Average Price       Part of Publicly       Purchased Under
     Period               Purchased       Paid per Share       Announced Plan            the Plan
---------------------   ---------------   ---------------   -------------------     ------------------


June 1, 2006 to
June 30, 2006                  169,500    $7.19                          169,500             1,505,500

July 1, 2006 to
July 31, 2006                  673,300    $6.00                          673,300               832,200

August 1, 2006 to
August 31, 2006                      -      -                                  -               832,200
                         --------------                       ------------------
Total                          842,800    $6.24                          842,800
                         ==============                       ==================

On October 28, 2005, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The authorization expires on December 31, 2007. All shares purchased above were acquired in open-market transactions.


Item 5.   Other Information
---------------------------

Hartmarx Retirement Income Security Plan
----------------------------------------

         On June 26, 2006, the Company adopted the Hartmarx Retirement Income Security Plan (the "Plan"). The Plan is a non-contributory trusteed ERISA non-qualified supplemental executive retirement plan whose purpose is to protect the after-tax retirement income for certain eligible non-union employees of the Company and its participating affiliates who have adopted the Plan (the "Employers") and the surviving spouses of such employees, only in the event that the benefits of such employees or their surviving spouses under the Hartmarx Corporation Retirement Income Plan (the "RIP Plan") become subject to Pension Benefit Guaranty Corporation ("PBGC") limitations. To date, total contributions into the trust were $25,000. The Plan is designed to ensure funding for participants' RIP Plan benefits that exceed the maximum benefit insured by the PBGC so that such benefits are protected against any such forfeiture. The benefit payable to participants is designed to equal the difference between the amount of such participant's accrued benefit in the RIP Plan and the maximum benefit guaranteed by the PBGC on an after tax basis.

         Participation is limited generally to certain long-term employees whose vested RIP Plan benefit exceeds PBGC limitations, are more than 3 years from their Normal Retirement Date (as defined in the RIP Plan) and who have executed a participation agreement under the Plan. Participants in the Plan include the chief executive officer, the executive vice president and chief financial officer, the senior vice president, general counsel and secretary, and certain other company and subsidiary officers and employees. Participants become vested in benefits under the Plan after certain service requirements are met or, if earlier, upon death or attainment of age 65. Upon vesting, a participant's benefit is subject to taxation, and in addition to Company contributions made into the trust established under the Plan, the Company shall make a tax gross up payment to or on behalf of participants (or, in the event of a participant's death, to or on behalf of a participant's surviving spouse) for each calendar year that a participant or a participant's surviving spouse incurs tax liability with respect to the benefits vested under the Plan on the participant's behalf.

         Participants are eligible to receive a distribution from the Plan only in the event that the PBGC institutes proceedings to terminate the RIP Plan, and such participant's RIP Plan benefit is reduced as a result of such plan termination. Benefits paid to participants from the Plan would be paid as soon as administratively feasible after the PBGC institutes plan termination proceedings in a single lump sum that is the actuarial equivalent of benefits under the Plan.

         The Plan may be amended or terminated at any time, at which time all participants' benefits under the Plan would become 100% vested upon a termination of the Plan.

         The foregoing general description of material features of the Retirement Income Security Plan is qualified in its entirety by reference to the provisions of the Retirement Income Security Plan and its associated trust set forth in Exhibits 10-K-1 and 10-K-2 attached hereto.

Item 6.   Exhibits
------------------

10-K-1   Retirement Income Security Plan effective January 1, 2006.

10-K-2   Retirement Income Security Plan Trust effective January 1, 2006.

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

                                         HARTMARX CORPORATION


October 10, 2006                         By  /s/ GLENN R. MORGAN
                                            -------------------------
                                         Glenn R. Morgan
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer

                                         (Principal Financial Officer)


October 10, 2006                         By  /s/ ANDREW A. ZAHR
                                            ---------------------------------
                                         Andrew A. Zahr
                                         Vice President and Controller

                                         (Principal Accounting Officer)