Form 10-K
period 2006-11-30
HARTMARX CORP/DE
filed 2007-02-09
CIK 723371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes             No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes             No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer    ☒    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes             No    ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of May 31, 2006 was approximately $274,000,000.

On January 31, 2007, 36,590,467 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement dated February 27, 2007 for the Annual Meeting of Stockholders to be held April 11, 2007 are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENTS REGARDING

FORWARD LOOKING STATEMENTS

The comments set forth below contain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “should”, or “will” or the negatives thereof or other comparable terminology. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in such forward-looking statements. The statements could be significantly impacted by such factors as the level of consumer spending for men’s and women’s apparel, the prevailing retail environment, the Company’s relationship with its suppliers, customers and licensees, actions of competitors that may impact the Company’s business, possible acquisitions and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Definitions

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the “Company” or “Hartmarx” means Hartmarx Corporation and its consolidated subsidiaries. The following terms represent:

FASB	Financial Accounting Standards Board
SFAS	Statement of Financial Accounting Standards
FIN	FASB Interpretation Number
SEC	Securities and Exchange Commission
Sweater.com	Sweater.com, Inc.
Simply Blue	Simply Blue, Inc. and Seymour Blue, LLC
Misook	Exclusively Misook, Inc.

The following terms represent the period noted:

Fiscal 2006 or 2006	Twelve months ended November 30, 2006
Fiscal 2005 or 2005	Twelve months ended November 30, 2005
Fiscal 2004 or 2004	Twelve months ended November 30, 2004
Fiscal 2003	Twelve months ended November 30, 2003
Fiscal 2002	Twelve months ended November 30, 2002

HARTMARX CORPORATION

PART I

Item 1—Business

General and Operating Segments

Hartmarx Corporation, a Delaware corporation, functions essentially as a holding company, overseeing the various operations of its subsidiaries and providing these subsidiaries with resources and services in financial, administrative, legal, human resources, advertising and other areas. The management of the respective operations has responsibility for optimum use of the capital invested in them and for planning their growth and development in coordination with the strategic plans of the Company.

Established in 1872, the Company believes it is the largest manufacturer and marketer of men’s suits and sport coats (“men’s tailored clothing”) in the United States. From this established position, Hartmarx has diversified into casual pants, men’s and women’s sportswear, including golfwear, dress furnishings (shirts and ties) and women’s apparel.

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group and Women’s Apparel Group. The Men’s Apparel Group designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license, to an extensive range of retail department and specialty stores. Product price points comprise luxury, premium and moderate. The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers through its catalogs and e-commerce websites. The Operating Segment Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the accompanying Notes to Consolidated Financial Statements further describe the Company’s operations.

Substantially all of the Company’s products are sold to a wide variety of retail channels under established brand names, both owned and under license, and to a much lesser extent utilizing the private labels of major retailers. The Company owns two of the most recognized brands in men’s tailored clothing—Hart Schaffner Marx®, which was introduced in 1887, and Hickey Freeman®, which dates from 1899. The Company also offers its products under other brands which it owns such as Exclusively Misook®, Christopher Blue®, Wörn®, Pine IV®, One Girl Who …®, Zooey®, eye®, Semplice™, b.chyll™, Sansabelt®, Palm Beach®, Barrie Pace®, Naturalife®, Pusser’s of the West Indies®, Society Brand Ltd.®, Coppley™, and Royal Shirt™; and under exclusive license agreements for specified product lines including Jack Nicklaus®, Golden Bear®, Bobby Jones®, Burberry® men’s tailored clothing, Austin Reed®, Perry Ellis®, Tommy Hilfiger®, Ted Baker®, DKNY Donna Karan New York®, Blassport®, Claiborne®, Pierre Cardin®, Lyle & Scott®, JAG® and Starington®. To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into 55 license or sublicense agreements with third parties for specified product lines to produce, market and distribute apparel in 35 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North and South America, selling golfwear in 22 countries.

Subsequent to the end of fiscal 2006, a wholly-owned subsidiary of the Company acquired certain assets and operations related to the Zooey brand of high end women’s tee shirts and fine knitwear marketed principally to upscale women’s specialty stores. On August 29, 2006, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of Sweater.com, a privately held marketer of high quality women’s knitwear, tops and related products. On October 31, 2005, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of Simply Blue, a privately-held marketer of women’s denim products. On July 20, 2004, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of Misook, a privately-held marketer of women’s designer knitwear. These acquisitions further expanded and diversified the Company’s women’s product offerings.

Products Produced and Services Rendered

The Company’s merchandising strategy is to market a wide selection of men’s tailored clothing, sportswear and dress furnishings, and women’s career apparel, designer knitwear and sportswear, including denim products, across a wide variety of fashion directions, price points and distribution channels. Men’s Apparel Group represented approximately 80% of sales in 2006, 85% of sales in 2005 and 86% of sales in 2004. Women’s Apparel Group represented approximately 20% of sales in 2006, 15% of sales in 2005 and 14% of sales in 2004. As a manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Its men’s tailored clothing and slacks are manufactured in five Company operated facilities located in the United States and three facilities in Canada, as well as at numerous independent contractors located principally outside of the United States. Some of the Company’s dress furnishings are produced at a Company operated facility in Canada. However, the Company utilizes domestic and foreign contract manufacturers to produce a substantial portion of its moderate priced tailored clothing, its non-tailored clothing products, principally men’s, as well as women’s career apparel and sportswear, including denim products, in accordance with Company specifications and production schedules.

Sources and Availability of Raw Materials

Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company’s principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company’s specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company’s exclusive use. Approximately 69% of the raw materials purchased by the Company in fiscal 2006 was acquired from foreign mills. Purchases from foreign mills, especially with respect to higher quality fabrics, reflect both enhanced diversity of available styles relative to United States sourced fabric and reduced duties on such foreign purchases. A substantial portion of these purchases is denominated in United States dollars. Purchases from the Company’s largest fabric supplier represented approximately 17% of the Company’s total fabric requirements in fiscal 2006 compared to 10% in 2005 and approximately 8% in 2004. No other supplier accounts for over 10% of the Company’s fiscal 2006 total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

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

Competition and Customers

The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men’s clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men’s tailored clothing and men’s slacks with expected retail prices over $75. The Company’s women’s apparel sales do not represent a significant percentage of the total market for women’s apparel sales. The Company’s customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company’s largest customer, Dillard’s Department Stores, represented approximately 21%, 20% and 23% of consolidated sales in 2006, 2005 and 2004, respectively. Nordstrom’s represented approximately 12%, 11% and less than 10% of consolidated sales in 2006, 2005 and 2004, respectively. The Company’s top ten customers represented approximately 54% of consolidated sales in 2006 and 55% of consolidated sales in 2005 and 2004.

Advance Orders

As of November 30, 2006 and 2005, advance orders for the next Spring season aggregated approximately $139 million and $165 million, respectively, all of which will be or were shipped within the subsequent six months. Backlog information is not necessarily indicative of sales to be expected for the following year due to the level of in-stock EDI replenishment programs with many retailers and differences between years when the retailer places orders for the Company’s products.

Geographic Distribution of Sales

Information on sales and long-lived assets by geographic region for fiscal 2006, 2005 and 2004 is included in the Operating Segment Information note to the Consolidated Financial Statements of this Form 10-K.

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

With the acquisition of Sweater.com in August 2006, the Company acquired the One Girl Who … trademark. The Company acquired the Christopher Blue, Wörn and L Paseo trademarks, as well as the rights to the JAG trademark under a design services agreement with the acquisition of Simply Blue in October 2005. In 2004, the Company entered into license agreements with Jeffrey Banks, Jhane Barnes, Bill Blass and Donna Karan, principally relating to tailored clothing product categories. Sales of these licensed brands in 2006 and 2005 were not significant. The Tommy Hilfiger casual pant license agreement terminated in 2005 resulting in an $19 million reduction in sales in 2006 compared to 2005. The Kenneth Cole license agreement expired December 31, 2006 and was not renewed. The Jhane Barnes license agreements were terminated in fiscal 2006. Annual sales of Kenneth Cole and Jhane Barnes products during 2006 were over $19 million.

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

Employees

The Company presently has approximately 4,000 employees, of which approximately 91% are employed in Men’s Apparel Group. Most of the employees engaged in manufacturing and distribution activities in the United States and Canada are covered by union contracts with UNITE HERE. The Company considers its employee relations to be satisfactory.

Seasonality; Working Capital

The men’s tailored clothing business has two principal selling seasons, spring and fall. Additional lines for the summer and holiday seasons are marketed in men’s and women’s sportswear. Men’s tailored clothing, especially at higher price points, generally tends to be less sensitive to frequent shifts in fashion trends, economic conditions and weather, as compared to men’s sportswear or women’s career apparel and sportswear. While there is typically little seasonality to the Company’s sales on a quarterly basis, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, customer directed shipping date parameters, the distribution of sales across retail trade channels and overall product mix between traditional and fashion merchandise. The Company generally receives advance orders from its wholesale customers approximately five to seven months prior to shipment. Some of the Company’s operating businesses also routinely maintain in-stock positions of selected inventory in order to fill customer orders on a quick response basis.

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

Item 1A—Risk Factors

The Company’s business is subject to a number of risks. If any of the events contemplated by the following risks actually occur, then its business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known or currently deemed to be immaterial may also materially and adversely affect its business, financial condition and results of operations.

•

The apparel environment is cyclical and the level of consumer spending on apparel can decline during recessionary periods when disposable income declines. The overall retail economy in the United States could affect retailers’ expectations of future apparel product sales. A more pessimistic evaluation by retailers compared to 2006 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company’s sales and earnings could also be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

•

The Company’s two largest customers represented approximately 21% and 12% of consolidated sales, respectively, in fiscal 2006 and 20% and 11% of consolidated sales, respectively, in fiscal 2005. The Company’s ten largest customers represented approximately 54% and 55% of consolidated sales in fiscal 2006 and 2005, respectively. The Company believes it maintains an excellent business relationship with these customers. The Company does not have any long term agreements with its customers. An unanticipated decline in sales with the Company’s largest customers would adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase sales volume with other existing customers. During 2005 and 2006, there were several changes in ownership control regarding several of the Company’s customers, including Federated’s acquisition of the May Company stores and the sale of certain store groups formerly owned by Saks, Inc. During 2006, the Company experienced declining sales largely in its moderate priced tailored clothing brands marketed to the mainstream department store channel which has been most impacted by such ownership changes.

•

Substantially all of the Company’s men’s and women’s sportswear, including denim products, men’s ties, women’s career wear and designer knitwear, and a portion of its men’s tailored suits, sport coats, slacks and dress shirts production are manufactured utilizing independent contractors, a significant percentage of which are located outside of the United States. The Company is dependent upon the contractors’ ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, adverse political or economic disruptions in these countries and/or currency fluctuations could impact overall Company profitability unfavorably.

•

The tailored clothing market has continued to experience unit declines. Also, certain retailers have been increasing their direct sourcing of apparel products, including tailored clothing, especially at the moderate price points, under brands exclusive to the retailer. The Company has been, among other things, placing less emphasis on brands which do not have the potential of achieving acceptable profit margins, reducing overall product costs through alternative off-shore sourcing locations and introducing new brands with higher gross margin potential. During 2006, the Company closed one tailored clothing manufacturing facility, one pant facility and a fabric cutting operation. Sales and profitability would be adversely affected further if the demand for tailored clothing continues to decline, or if wholesale prices decline further, or if large retailers increase their direct sourcing of tailored clothing.

•

Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company’s casual and sportswear product offerings may not offset the potential decline in tailored clothing unit sales.

•

Sales derived from products which utilize licensed brand names represent an important current component of the Company’s overall revenues and profitability. The Company also serves as a licensing agent for several of its principal licensors. The Company believes the relationships with its principal licensors are favorable and the termination of any single licensing agreement would not have a material adverse effect on its business taken as a whole. Nonetheless, during 2006 in response to inadequate profitability prospects of certain licensing arrangements, the Company elected not to renew certain licensing arrangements which aggregated over $19 million in 2006 sales. The long-term prospects of the Company assume the continuation of a significant percentage of existing licensing arrangements and ongoing consumer acceptance of the products sold under those licensed brands.

•

The Company is not dependent on any one fabric supplier. Fabric purchases from the Company’s ten largest fabric suppliers approximated 55% of the total fabric requirements in fiscal 2006 compared to 50% in fiscal 2005. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from these suppliers could adversely affect production scheduling and ultimately the Company’s ability to meet customer delivery dates.

•

The Company sources substantially all of its men’s sportswear and womenswear, as well as a portion of men’s tailored clothing from foreign countries. It is at risk to changes relating to the laws and regulations governing the importing and exporting of apparel products into and from the countries in which it operates. Substantially all of the Company’s import operations are subject to tariffs and other charges imposed on imported products. In addition, the countries in which the Company’s products are manufactured or countries into which the Company’s products are imported may impose additional or new quotas, duties, tariffs, taxes or other restrictions or adversely modify existing restrictions.

•

The Company’s operations are also subject to international trade agreements and regulations such as the North American Free Trade Agreement and the World Trade Organization. Trade agreements can impose requirements that adversely affect its business, such as limiting the countries from which raw materials can be purchased and setting quota on products that may be imported into the United States from a particular country.

•

The Company’s or any of its supplier’s failure to comply with customs or similar laws could restrict its ability to import product or lead to fines or other penalties. The Company cannot guarantee that future trade agreements will not provide its competitors with a material advantage over it, which may negatively impact the Company’s business.

•

The Company believes its liquidity and expected cash flows are sufficient to finance its operations. However, if current economic trends worsen, operating cash flow and capital resources could be reduced. During fiscal 2006, the Company’s variable rate debt (based on the Prime or LIBOR rates in effect from time to time) averaged approximately $84 million under its Credit Facility. During 2006, the Company experienced an increase in short term borrowing rates resulting from the general increases in the prime rate and LIBOR rates. A large increase in total borrowings and/or in the borrowing rates under the Credit Facility could adversely affect profitability.

•

The execution of the Company’s business strategy is dependent on having competent management in the key operating and staff functions of its business. The loss of any members of the Company’s executive officers or key employees or senior operating unit management, without an appropriate succession plan, or the inability to attract or retain qualified personnel could adversely affect profitability.

•

The Company actively seeks to acquire new businesses consistent with its business strategies and acquisition criteria. Sales growth may be limited if suitable acquisition candidates are not found at reasonable prices or if the acquisitions do not achieve the anticipated results. These acquisitions may strain the Company’s administrative, operational and financial resources and distract management from existing operations. The integration process could create a number of challenges and adverse consequences, including the unexpected loss of key employees, suppliers, customers, and sales or an increase in other operating costs. Further, the Company may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the acquisition.

•

As a result of acquisitions that have occurred or may occur in the future, the Company may become responsible for unexpected liabilities that were not discovered in the course of performing due diligence in connection with acquired businesses. The Company cannot be assured that any indemnification to which it may be entitled from the sellers will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business acquired.

•

The terms of future acquisitions may require the Company to make substantial payments to the sellers in earnings-based contingent payments for a number of years following an acquisition, similar to the terms of the Misook, Simply Blue and Sweater.com acquisitions. As certain of the sellers’ principals may continue their responsibilities as senior management, it is possible that their interests with respect to the contingent payments would differ from the longer term interests of the Company as a whole. Such differences may occur if they have incentives to maximize the profitability of the acquired business during the contingent payment terms, which may be to the detriment of the longer term prospects for the business.

•

The Company believes that its trademarks and other proprietary and intellectual rights are of great value and important to its success and competitive position. The Company is susceptible to others imitating its products and infringing its intellectual property rights. The Company’s licensing agreements may cause it to be more susceptible to infringement of its intellectual property rights, as some of the Company’s brands enjoy significant worldwide consumer recognition and generally higher pricing, thus creating additional incentive for counterfeiters and infringers. Imitation or counterfeiting of the Company’s products or infringement of its intellectual property rights could diminish the value of its brands or otherwise adversely affect its revenues. The Company cannot assure that the actions it has taken to establish and protect its trademarks and other intellectual property rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. From time to time, third parties may challenge the Company’s ownership of its intellectual property. The Company cannot assure that others will not assert rights in, or ownership of, its trademarks and other intellectual property rights or in similar marks or marks that the Company licences and/or markets or that it will be able to successfully resolve these conflicts to the Company’s satisfaction. The Company may need to resort to litigation to enforce its intellectual property rights, which could be time consuming and costly.

•

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The Company’s principal executive and administrative offices are located in Chicago, Illinois. Its office, manufacturing and distribution operations are conducted at the following locations:

Location	Approximate floor area in square feet	Principal Use	Expiration date of material leases
Anniston, AL	72,000	Manufacturing	2010
Buffalo, NY	280,000	Distribution; office	2015
Cape Girardeau, MO	167,000	Manufacturing; distribution	*
Chaffee, MO	28,000	Distribution	2009
Chicago, IL	77,000	Executive and admin. offices	2009
Des Plaines, IL	361,000	Manufacturing; distribution	*
Easton, PA	220,000	Distribution; office	*
Michigan City, IN (2 locations)	266,000	Distribution; office	*
New York, NY (16 locations)	111,000	Sales offices/showrooms/retail store/distribution	2007 to 2015
Redmond, WA	18,000	Distribution; office	2008
Rochester, NY	233,000	Manufacturing; distribution; office	*
Rock Island, IL	43,000	Manufacturing	*
Rouses Point, NY	30,000	Distribution	2011
Santa Monica, CA	4,000	Office	2008
Hamilton, Ontario, Canada (3 locations)	164,000	Manufacturing; distribution; office	2008
Concord, Ontario, Canada	24,000	Manufacturing	2009

* Properties owned by the Registrant

The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production. For information regarding the terms of the leases and rental payments thereunder, refer to the “Commitments and Contingencies” note to the Consolidated Financial Statements of this Form 10-K.

In fiscal 2005, the Company completed a significant modernization of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, at a cost of $8.0 million. In connection with this project, the Company entered into agreements with various local and state governmental agencies, in which the various agencies reimbursed the Company $5.0 million of the modernization costs in the form of participating grants; an additional $.7 million has been received related to this modernization from non-governmental sources. Approximately $5.6 million has been received through November 30, 2006, including $.9 million in fiscal 2006. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

Substantially all of the Company’s assets, including real property and equipment, are pledged as security under its Credit Facility or subject to mortgages with other lenders.

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

Name	Position	Age	Years of Service with Company
Homi B. Patel	Chairman, President and Chief Executive Officer (Director since 1994)	57	27
Glenn R. Morgan	Executive Vice President, Chief Financial Officer and Treasurer	59	27
Taras R. Proczko	Senior Vice President, General Counsel and Secretary	52	26
Raymond C. Giuriceo	Vice President and Managing Director—International Licensing	63	45
Andrew A. Zahr	Vice President and Controller; Chief Accounting Officer	63	34

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

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company’s common stock for the past three fiscal years were as follows:

	2006		2005		2004
	High	Low	High	Low	High	Low
First Quarter	$8.96	$7.33	$9.05	$7.38	$6.73	$4.00
Second Quarter	9.97	7.37	10.29	8.11	6.35	5.29
Third Quarter	7.53	5.73	10.48	8.34	7.85	5.95
Fourth Quarter	7.86	5.50	9.25	6.09	8.82	6.25

The Company has not paid a quarterly cash dividend since November 1991. Generally, dividends may be paid so long as excess borrowing availability, as set forth in the Credit Facility, exceeds $25 million, after reflecting the payment of such dividends.

As of January 31, 2007, there were approximately 3,370 holders of the Common Stock. The number of holders was estimated by adding the number of registered holders furnished by the Company’s registrar together with the number of participants in the Company’s Savings Investment and Stock Ownership Plan.

The Company did not repurchase any of its $2.50 par value common shares in the fourth quarter of fiscal 2006. During fiscal 2006, 1,167,800 shares have been repurchased at a cost of approximately $7.9 million (average cost of $6.74 per share). As of November 30, 2006, the maximum number of shares that may yet be purchased under the authorization approved by the Board of Directors in October 2005 was 832,200.

Item 6—Selected Financial Data

The following table summarizes data for the fiscal years 2002 through 2006. The Company’s complete audited financial statements and notes thereto for the three years ended November 30, 2006 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data In Thousands, Except Per Share Data For Years Ended November 30	2006	2005	2004	2003	2002(1)
Net sales	$597,890	$598,167	$586,413	$561,849	$570,300
Licensing and other income	2,573	2,118	2,445	1,898	2,723
Cost of goods sold	404,618	395,680	396,272	392,350	405,822
Selling, general and administrative expenses	174,924	159,063	160,207	148,788	150,201
Restructuring charge	—	—	—	—	(366)
Settlement proceeds re: termination of systems project	—	—	—	—	4,500
Operating earnings	20,921	45,542	32,379	22,609	21,134
Interest expense	(9,169)	(7,182)	(6,474)	(7,429)	(15,509)
Refinancing expense	—	—	—	(795)	(4,202)
Earnings before taxes	11,752	38,360	25,905	14,385	1,423
Tax provision	(4,466)	(14,805)	(10,040)	(5,680)	(557)
Net earnings	7,286	23,555	15,865	8,705	866
Diluted earnings per share	.20	.63	.44	.25	.03
Cash dividends per share	—	—	—	—	—
Diluted average number of common shares and equivalents	37,081	37,212	36,286	34,645	33,163

Balance Sheet Data In Thousands, Except Per Share Data At November 30
Cash and cash equivalents	$2,304	$1,257	$2,356	$2,964	$6,854
Accounts receivable, net	113,688	123,058	119,033	117,778	126,221
Inventories	146,440	153,263	130,139	124,010	115,175
Prepaid expenses and other assets	17,368	19,158	14,284	12,485	13,817
Net properties	33,964	37,250	27,643	29,323	32,555
Prepaid/intangible pension asset	36,550	35,963	39,411	42,860	46,308
Goodwill and intangible assets	83,458	75,831	59,725	23,787	23,040
Deferred income taxes	39,312	48,865	55,950	68,157	73,094
Total assets	473,084	494,645	448,541	421,364	437,064
Accounts payable and accrued expenses	90,764	99,841	98,307	78,342	83,875
Total debt	113,355	119,513	102,032	104,404	123,364
Accrued pension liability	8,309	29,445	26,416	46,167	51,254
Shareholders’ equity	260,656	245,846	221,786	192,451	178,571
Equity per share	7.13	6.62	6.16	5.49	5.21

Other Data In Thousands For Years Ended November 30
Depreciation and amortization of fixed assets	$6,301	$5,111	$5,559	$5,870	$6,291
Amortization of intangible assets, long-lived assets and debt discount	3,627	3,241	3,034	2,200	5,918
Stock compensation expense	2,311	425	1,413	817	1,749
Capital expenditures(2)	3,130	14,588	4,180	2,566	3,351

(1)	2002 results reflect a restructuring charge of $.4 million and $4.5 million settlement proceeds related to a legal action initiated in 1999 against the provider of enterprise resource planning software.
(2)	Amounts represent capital expenditures during the respective year irrespective of whether the amounts were paid during the respective period. Approximately $281 and $773 related to capital expenditures were included in accounts payable at November 30, 2006 and 2005, respectively. Capital expenditures for 2005 include modernization of the Company’s Hickey-Freeman manufacturing and distribution facility as described in Item 2—Properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provide additional information relating to the comparability of the information presented above.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group and Women’s Apparel Group. The Men’s Apparel Group designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers through its catalogs and e-commerce websites. Consolidated revenues were $597.9 million in 2006, $598.2 million in 2005 and $586.4 million in 2004. The Men’s Apparel Group segment represented 80% of consolidated revenues in 2006, 85% in 2005 and 86% in 2004. The Women’s Apparel Group segment represented 20% of consolidated sales in 2006, 15% in 2005 and 14% in 2004. Consolidated pre-tax earnings were $11.8 million in 2006, $38.4 million in 2005 and $25.9 million in 2004. The 2006 decline in consolidated earnings compared to 2005 was largely attributable to the moderate priced tailored clothing and pant product categories marketed principally to the mainstream department store channel included in the Men’s Apparel Group segment results.

The Company’s principal operational challenges have been to address the following:

•

The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products (suits and sport coats) over the past decade, especially for tailored suits, the Company’s core product offering.

•

The need to diversify the Company’s product offerings in non-tailored product categories in light of the reduced demand for tailored clothing, largely affecting the moderate priced category, e.g., at retail price points below $350.

•

The continuing consolidation and ownership changes of national and regional retailers, an important distribution channel for the Company, along with certain large retailers’ increasing emphasis on direct sourcing of their product offerings.

•	The ongoing deflation of apparel prices and related shifting of product sourcing.

Regarding its tailored clothing product offerings, the Company began reducing the number of its domestically owned tailored clothing facilities during the 1990’s in response to declining demand, and initiated sourcing of moderate-priced tailored clothing to non-domestic unaffiliated contractors in order to lower costs and improve margins. During 2001, the recessionary economic climate and generally weak retail apparel sales resulted in the Company accelerating its gross margin improvement and cost reduction actions initiated previously. The actions during 2001 included the wind-up of certain moderate-priced tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, early voluntary retirement programs and other administrative workforce reductions. One additional manufacturing facility was closed in 2002. During the 2003-2005 period, operating earnings improved significantly on small revenue increases, as product mix changes, largely from acquisitions and a more stable tailored clothing environment, resulted in improved gross margins.

The 2006 decline in consolidated earnings compared to 2005 was largely attributable to the moderate priced tailored clothing and pant product categories marketed principally to the mainstream department store channel included in the Men’s Apparel Group segment results. Moderate priced tailored clothing and pant profitability was adversely impacted by, among other things, wholesale pricing and allowance pressures from certain large retailers, as well as certain retailers increasing their direct sourcing of apparel products, including tailored clothing. Domestic tailored clothing manufacturing levels overall were lower compared to the prior year which further affected gross margins unfavorably due to under utilization of manufacturing and sourcing capacities. Accordingly, during 2006 the Company accelerated its actions to reduce its overall investment relating to this product category. Actions included closing one pant manufacturing facility, one coat sewing facility and one cutting facility; these closings were completed in December 2006. Sales, administrative and staffing levels were also reduced. These actions resulted in $3.0 million of one time costs, charged against operations in fiscal 2006. The Company also elected not to renew two tailored clothing licenses which generated fiscal 2006 revenues of over $19 million. The one time costs, the related operational inefficiencies incurred as off-shore sourcing and domestic production levels were scaled down and losses associated with related inventory liquidations collectively impacted 2006 earnings adversely.

As further discussed below, the 2006 decline in operating earnings in the Men’s Apparel Group segment, largely attributable to the moderate priced product offerings marketed to the mainstream department store channel, was only partially offset by the favorable impact of the Company’s product diversification strategies, principally from acquisitions in its Women’s Apparel segment. Regarding product diversification, the Company has continued to expand its non-tailored clothing product offerings through internally developed programs, new licensing arrangements and, most importantly, acquisitions. During the three year period ending November 30, 2006, the Company completed the following acquisitions:

Company	Date of Acquisition	Purchase Price at Acquisition (in millions)
Sweater.com	August 29, 2006	$12.4
Simply Blue	October 31, 2005	21.0
Misook	July 20, 2004	32.6

These acquisitions, financed through the Company’s Credit Facility and from cash generated from operating activities, provide for strategic growth opportunities in womenswear and further diversification of non-tailored product categories. During fiscal 2006, the Sweater.com and Simply Blue acquisitions together contributed over $28 million in revenues and $.09 in earnings per diluted share; the prior year’s results reflected over $34 million in revenues and approximately $.17 in earnings per diluted share related to the full year of the Misook business and one month related to the Simply Blue operation. In 2001, the Company acquired the Consolidated Apparel Group, a marketer of moderate priced men’s sportswear. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company’s non-tailored products, such as through “green grass” and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end men’s sportswear products. Sales of non-tailored product categories (men’s sportswear, golfwear, pants and womenswear) were 48% of total sales in 2006 compared to 46% in 2005. Sales of non-tailored product categories are expected to increase in fiscal 2007, principally from growth in the women’s brands and reduced moderate priced tailored clothing revenues as a result of the actions described above.

Results of Operations

Consolidated revenues were $597.9 million in 2006 compared to $598.2 million in 2005 and $586.4 million in 2004. Operating earnings were $20.9 million in 2006 compared to $45.5 million in 2005 and $32.4 million in 2004.

The following summarizes sales and operating earnings for the Company’s business segments (in millions):

	Year Ended November 30,
	2006	2005	2004
Sales:
Men’s Apparel Group	$479.7	$511.1	$506.7
Women’s Apparel Group	118.2	87.1	79.7

Total	$597.9	$598.2	$586.4

Operating earnings:
Men’s Apparel Group	$23.4	$51.3	$41.0
Women’s Apparel Group	12.2	8.9	7.5
Other and adjustments	(14.7)	(14.7)	(16.1)

Total	$20.9	$45.5	$32.4

Men’s Apparel Group

Men’s Apparel Group revenues were $479.7 million in 2006, $511.1 million in 2005 and $506.7 million in 2004. The revenue decrease in 2006 compared to 2005 reflected declines in the casual pant and tailored clothing product categories, partially offset by increases in the sportswear product categories. Men’s Apparel Group comparability of unit and average prices were impacted by the conclusion of a men’s casual pant product category license that was not renewed for fiscal 2006 and from more off-price sales and customer allowances, partially offset by the introduction or expansion of several moderate priced sportswear lines; the now concluded casual pant license adversely impacted 2006 sales by approximately $19 million compared to 2005. In general, wholesale selling prices for comparable products were approximately even in 2006 compared to 2005, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices declined approximately 3%, reflecting the higher off-price sales, customer allowances and a larger percentage of sport coat units. Suit unit sales were approximately 8% lower than a year ago, while sport coat units increased approximately 3% from last year; pant product units decreased approximately 41%, primarily related to the reduction in casual pants; also, 2005 reflected the initial shipments and retail store inventory buildup related to a separates program (consisting of a coat and pant unit displayed separately). Pant average wholesale selling prices increased approximately 22%, reflecting a shift in product mix weighted away from casual pants, partially offset by more off-price sales and customer allowances. Unit sales of sportswear products increased approximately 36% and average wholesale selling prices were approximately 14% lower than 2005, reflecting the expansion of moderate priced sportswear lines.

The revenue increase in 2005 compared to 2004 was attributable to higher tailored clothing product revenues (suits and sportcoats), partially offset by lower sportswear product sales in the moderate priced point category. In general, wholesale selling prices for comparable products were approximately even in 2005 compared to 2004. Tailored clothing average wholesale selling prices decreased approximately 3% from 2004, reflecting the shift in product mix in 2005 compared to 2004. Suit unit sales decreased approximately 4% reflecting the non-renewal of an expired tailored clothing license, partially offset by the effect of new programs; sport coat units increased approximately 19% and pant product units increased approximately 9%, each benefitting from the shipments of a new separates program during 2005. Pant average wholesale selling prices decreased approximately 5%, reflecting a shift in product mix weighted towards casual pants. Unit sales of sportswear products decreased approximately 26%, principally attributable to declines in moderate priced sportswear sales to the warehouse club channel; average wholesale selling prices were 21% higher than 2004, reflecting product mix changes weighted more to higher priced products such as Bobby Jones.

Men’s Apparel Group operating earnings were $23.4 million in 2006 compared to $51.3 million in 2005 and $41.0 million in 2004. The gross margin ratio to sales was 28.1% in 2006, 31.3% in 2005 and 30.3% in 2004. Operating expenses were $113.7 million in 2006 compared to $110.9 million in 2005 and $114.9 million in 2004.

Women’s Apparel Group

Women’s Apparel Group sales, comprising approximately 20% of consolidated sales in 2006 compared to 15% in 2005 and 14% in 2004, aggregated $118.2 million in 2006, $87.1 million in 2005 and $79.7 million in 2004. The following table summarizes the revenues attributable to acquisitions consummated subsequent to fiscal 2003 and to a private label program with a duration of one year which concluded during fiscal 2004 (in millions):

	Sales
	2006	2005	2004
Product lines, excluding acquisitions	$50.8	$52.6	$55.5
Acquisitions	67.4	34.5	11.3
Private label program	—	—	12.9

	$118.2	$87.1	$79.7

Fiscal 2006 reflected $24.1 million of incremental sales attributable to Simply Blue and $2.9 million related to Sweater.com. The addition of the Sweater.com and Simply Blue businesses significantly increased the number of women’s units sold at an average unit price point lower than the other women’s products taken as a whole, resulting in an increase in women’s units and a decrease in average unit price. Unit sales of women’s apparel increased approximately 124% and average selling prices declined approximately 39%, each principally attributable to Simply Blue with its lower per unit selling price relative to other women’s products. Fiscal 2005 reflected $21.7 million of incremental sales attributable to Misook and $1.5 million related to Simply Blue. The year 2004 included $12.9 million related to the completion of the four seasons private label program in June 2004. Excluding the effect of this program, 2005 unit sales of women’s apparel increased approximately 15% compared to 2004 and average selling prices increased approximately 16%, each attributable principally to Misook.

Women’s Apparel Group generated operating earnings of $12.2 million in 2006 compared to $8.9 million in 2005 and $7.5 million in 2004. The operating earnings improvement in 2006 from 2005 was attributable to the incremental sales and operating margins from the Simply Blue brands for the full year and improvements at Misook, offset in part by declines in the other women’s product lines taken as a whole, principally from lower sales and new product line initiatives which were not successful. During the three month period following its acquisition, Sweater.com incurred a small loss, including the impact of purchase accounting adjustments. Women’s Apparel Group segment gross margin improved to 49.6% in 2006 from 48.6% in 2005 and operating expenses increased $13.0 million to $46.4 million, principally reflecting the full year of Simply Blue. The operating earnings improvement in 2005 from 2004 was attributable to both the incremental sales and operating margins from the Misook operation for the full year, offset in part by a decline in operating earnings attributable to the other women’s wholesale lines, principally from lower sales, including the completed one year private label program. In 2005, Misook contributed approximately $11.4 million to operating earnings. Simply Blue had a small operating loss for the one month ended November 30, 2005. Women’s Apparel Group segment gross margins improved to 48.6% in 2005 from 46.0% in 2004, while operating expenses increased $4.4 million to $33.5 million, which reflected the full year of Misook operating expenses.

Gross Margins. The consolidated gross margin percentage of sales was 32.3% in 2006, 33.9% in 2005 and 32.4% in 2004. The decline in 2006 compared to 2005 was attributable to the Men’s Apparel Group segment from the effect of increased customer allowances, off-price sales and inventory liquidations mainly affecting the moderate priced product categories. Also, unit costs were higher reflecting unfavorable manufacturing utilization overall from fewer units produced in owned tailored clothing manufacturing facilities affecting all tailored clothing production, including the operational inefficiencies incurred as production levels in the manufacturing operations to be closed were scaled down. Import duties were also higher. Domestic tailored clothing work in process and finished goods inventories are valued under the LIFO inventory method and, accordingly, the per unit cost increases resulted in a 2006 LIFO provision of $4.8 million or .8% of sales reflected in cost of sales; the LIFO impact in 2005 was insignificant. The consolidated gross margin percentage decline from the factors described above was only partially mitigated by the favorable impact of product mix from the higher women’s consolidated revenue component. The improvement in the 2005 consolidated gross margin rate compared to 2004 reflected the ongoing changes to product mix, refinements to off-shore sourcing alternatives, reduced duties on fabric purchases, and efficient manufacturing utilization in the Company’s tailored clothing facilities.

Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $22.2 million in 2006, $20.0 million in 2005 and $18.9 million in 2004 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $174.9 million in 2006, $159.1 million in 2005 and $160.2 million in 2004. As a percentage of sales, the expense ratio was 29.3% in 2006 compared to 26.6% in 2005 and 27.3% in 2004. The increase relative to sales reflected, in part, changes in revenue mix towards more women’s and men’s sportswear products with higher gross margin and operating expense ratios to sales, as well as ongoing expenses which did not decline with the lower sales. The $15.9 million increase in 2006 compared to 2005 reflected, among other things, incremental expenses of $11.3 million related to the Simply Blue and Sweater.com businesses, approximately $3.7 million of incremental costs associated with the two new retail stores, the launch of the “hickey” brand and additional Hart Schaffner Marx brand marketing costs, $1.2 million of administrative severance and other one-time costs associated with the reduction in the moderate price tailored product lines and $1.4 million of incremental stock compensation expense resulting from the adoption of FASB Statement No. 123(R) effective for the Company’s fiscal year beginning on December 1, 2005, partially offset by an $.8 million recovery related to an insurance claim (an additional $.6 million is reflected as a reduction of cost of sales) and a $1.5 million lower provision for incentive compensation. The percentage decline in 2005 compared to 2004 resulted from favorable operating expense leverage on the higher sales. The small dollar decrease in 2005 compared to 2004 reflected various administrative expense reductions, and $.9 million lower professional fees related to documentation and testing of internal controls as required by the Sarbanes-Oxley Act, which were offset by higher selling and occupancy expenses, including those related to additional retail stores, and $2.7 million of incremental expenses related to Misook for the full year in 2005 versus four months in 2004.

Advertising expenditures, including costs related to the Barrie Pace direct-to-consumer catalog operation, were $24.7 million in 2006, $23.2 million in 2005 and $22.8 million in 2004, representing 4.1%, 3.9% and 3.9% of consolidated sales, respectively.

Operating Earnings. Operating earnings were $20.9 million in 2006, $45.5 million in 2005 and $32.4 million in 2004, representing 3.5%, 7.6% and 5.5% of sales, respectively.

Interest Expense. Interest expense was $9.2 million in 2006, $7.2 million in 2005 and $6.5 million in 2004, representing 1.5% of sales in 2006, 1.2% in 2005 and 1.1% in 2004. Although year end 2006 debt levels were $6.2 million lower than year end 2005, interest expense increased in 2006 compared to 2005 reflecting both higher borrowing levels during the year, which included the $12.4 million paid in August 2006 for the Sweater.com acquisition, $21 million paid in October 2005 for the Simply Blue acquisition, $7.9 million of treasury share repurchases, as well as higher interest rates on Credit Facility borrowings. The increase in 2005 from 2004 was principally attributable to higher interest rates, as average borrowing levels were only slightly higher. Interest expense included non-cash amortization of financing fees and expenses of $.3 million in 2006, $.4 million in 2005 and $.6 million in 2004. The effective interest rate for all borrowings, including non-cash amortization costs, was 7.2% in 2006, 6.0% in 2005 and 5.5% in 2004. The Company’s weighted average short term borrowing rate for the year was 6.7% in 2006, 5.0% in 2005 and 3.8% in 2004. Average outstanding debt levels and interest expense in 2007 are expected to be lower compared to 2006 even after consideration of the additional $12.4 million of additional borrowings incurred for the August 2006 purchase of Sweater.com, assuming no increase in variable borrowings pegged to LIBOR and excluding any new acquisitions and share repurchases.

Pre-Tax Earnings and Net Earnings. Pre-tax earnings were $11.8 million in 2006 compared to $38.4 million in 2005 and $25.9 million in 2004. The Company’s effective income tax rate was 38.0% in 2006, 38.6% in 2005 and 38.8% in 2004; the effective tax rate in 2006 reflected additional Renewal Community tax credits available to the Company, which may be at lower levels in future years. Net earnings were $7.3 million or $.20 per diluted share in 2006 compared to $23.6 million or $.63 per diluted share in 2005 and $15.9 million or $.44 per diluted share in 2004.

Liquidity and Capital Resources

Total debt at November 30, 2006 of $113.4 million decreased $6.2 million compared to November 30, 2005, attributable to the earnings for the year and reduced working capital requirements, largely offset by the $12.4 million paid for the August 2006 Sweater.com acquisition and $7.9 million used for share repurchases. The $25.0 million of borrowings classified as current at November 30, 2006 reflects anticipated debt reduction during fiscal 2007 including $5.0 million of required principal payments of mortgages and industrial development bonds, and excludes the impact of future acquisitions, if any. Total cash provided by operating activities aggregated $29.1 million in 2006, $7.4 million in 2005 and $36.9 million in 2004. The $21.7 million of incremental cash provided by operating activities during 2006 compared to 2005 was primarily attributable to lower working capital requirements, principally related to the favorable change in inventory and receivable levels, in part offset by the lower earnings. The decrease in 2005 compared to 2004 reflected higher working capital requirements, primarily inventories, which more than offset the higher cash earnings. As discussed below, the Company has significant federal tax operating loss carryforwards available to offset current taxable income otherwise payable.

Net cash used in investing activities was $19.7 million in 2006, $36.6 million in 2005 and $38.2 million in 2004. The decrease in 2006 compared to 2005 was $16.9 million, as cash utilized for the current year acquisition and earn out payments was approximately $7 million lower than 2005, and capital expenditures were $10.2 million lower. The $36.6 million amount in 2005 reflected the $21 million related to the Simply Blue acquisition and $1.2 million of earnout payments related to acquisitions consummated prior to fiscal 2005, $7.3 million paid related to the modernization of the Hickey-Freeman manufacturing and distribution facility (exclusive of $4.6 million of grant monies received which are reflected in financing activities), and $3.0 million related to the opening of a Hickey-Freeman store in New York City and a Bobby Jones store in Hawaii. Cash used in financing activities was $8.3 million in 2006 compared to $28.1 million provided in 2005 and $.7 million provided in 2004. The $36.4 million change in 2006 compared to 2005 principally reflected $7.9 million of treasury share repurchases this year and $2.6 million lower proceeds from stock option exercises, $2.9 million lower grant proceeds received related to the facility modernization and the $6.2 million reduction in borrowings during 2006 compared to a $17.5 million increase during 2005. The $28.1 million cash provided by financing activities in 2005 reflected the additional borrowings to finance the Simply Blue acquisition, $4.6 million of grant proceeds related to the Hickey-Freeman modernization and equity sale transactions attributable to employee stock purchases, including stock option exercises. The $.7 million cash provided by financing activities in 2004 reflected equity sale transactions, net of the small overall debt reduction during the year.

Total debt, including borrowings classified as short term, represented 30% of the Company’s total $374 million capitalization at November 30, 2006, compared to 33% at November 30, 2005. The slightly lower debt capitalization ratio was attributable both to the decrease in total debt at November 30, 2006 compared to 2005 and from the current year earnings, offset in part by share repurchases.

Effective August 30, 2002, the Company entered into its current $200 million senior revolving credit facility (“Credit Facility”). The Credit Facility was amended effective January 1, 2005, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 7.2% at November 30, 2006, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. At November 30, 2006, the stated interest rate on all borrowings on a weighted average basis was approximately 7.6% compared to 6.6% at November 30, 2005.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales, and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2006 and as of November 30, 2006, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

The Company has discussed several risk factors in Item 1-A Risk Factors, which could affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At November 30, 2006, the Company had approximately $20 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. During fiscal 2006, additional availability levels ranged from $33 million to $115 million. At November 30, 2006, additional borrowing availability under the Credit Facility was approximately $101 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At November 30, 2006, the Company did not have any foreign exchange contracts. Other than the Company’s ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

The Company’s various borrowing arrangements are described in the accompanying Notes to the Consolidated Financial Statements and are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency “triggers” which would impact either the borrowing rate or borrowing commitment.

The Company believes that its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects. The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing borrowing arrangements, lease obligation commitments and other contractual obligations. The following presents a summary of the Company’s significant contractual obligations as of November 30, 2006 (in millions):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term Debt	$25.0	$61.5	$7.5	$19.4	$113.4
Interest on Long-Term Debt(1)	2.5	4.1	3.7	4.6	14.9
Capital Leases	—	—	—	—	—
Operating Leases	13.1	25.2	18.9	28.3	85.5
Unconditional Purchase Obligations	—	—	—	—	—
Purchase Commitments	53.7	—	—	—	53.7
Other Long-Term Obligations	18.7	28.8	8.2	—	55.7

Total	$113.0	$119.6	$38.3	$52.3	$323.2

(1)	Interest on long-term debt above includes anticipated interest payments on the Company’s fixed rate debt, including mortgages, industrial development bonds and other debt. Annualized interest expense on the Company’s total variable rate debt would be approximately $5.7 million, assuming no change in the borrowings under the Credit Facility of $79.7 million at November 30, 2006, and no change in the average interest rate of 7.2% at November 30, 2006. A 1% change in the effective interest rate on the Company’s total borrowings under its Credit Facility would impact annual interest expense by approximately $.8 million based on borrowings under the Credit Facility at November 30, 2006.

The $25.0 million of long term debt payments in 2007 reflected in the table comprises $5.0 million of required payments related to certain industrial development bonds and mortgages and $20.0 million representing the Company’s estimate of additional debt reduction during fiscal 2007.

Purchase commitments represent open purchase orders and letters of credit primarily related to the purchase of raw materials and finished goods.

Other long term obligations comprise minimum obligations related to licensing and employment agreements. With respect to licensing arrangements, the Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum payments of approximately $15 million in 2007, $15 million in 2008, $9 million in 2009, $4 million in 2010 and $2 million in 2011. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $2 million.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $3.9 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements in addition to reimbursement payments to eliminate the effect of any excess personal income taxes, if any, associated with these payments.

In fiscal 2005, the Company completed a significant modernization of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, at a cost of $8.0 million. In connection with this project, the Company entered into agreements with various local and state governmental agencies, in which the various agencies agreed to reimburse the Company $5.0 million of the modernization costs in the form of participating grants; an additional $.7 million was received from non-governmental sources related to this modernization. As of November 30, 2006, approximately $5.6 million of reimbursements have been received. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the governmental grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

As further described in the Notes to Consolidated Financial Statements, each of the purchase agreements related to the Misook, Simply Blue and Sweater.com acquisitions provides for additional cash purchase consideration if certain specified financial targets are achieved over a five year period following the acquisition date as summarized below (in millions):

	Misook	Simply Blue	Sweater.com
Minimum level of operating earnings, as defined	$12.0	$6.7	$2.0
Duration	August 1, 2004 to July 30, 2009	December 1, 2005 to November 30, 2010	December 1, 2006 to November 30, 2011
Additional annual consideration at minimum threshold level	$3.6	$1.3	$0.5
Aggregate contingent purchase consideration paid or payable through November 30, 2006	$9.6	$1.7	$—

Under each agreement, the amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase consideration.

Pension Plans. At November 30, 2006, the accumulated benefit obligation related to the Company’s pension plans was approximately $257 million. The Company contributed $9.1 million to the plans in fiscal 2006, $7.6 million in 2005 and $10.5 million in 2004. Contributions to be made during fiscal 2007 are currently estimated to be within a range of $8 million to $10 million. Funding requirements applicable to fiscal 2007 and subsequent years will be determined, in part, after consideration of the fair market value of plan assets and the appropriate pension obligation discount rate; however, it is not anticipated that funding requirements will be significantly different than that experienced over the past several years.

Pension expense for the Company’s plans reflected in the accompanying financial statements, including amounts applicable to the non-qualified supplemental pension plan, was $3.6 million in 2006, $3.6 million in 2005 and $6.6 million in 2004. The principal assumptions to be utilized for 2007 in the determination of annual pension expense for financial reporting purposes are as follows:

Discount rate	5.50%
Return on plan assets	8.75%
Rate of compensation increase	4.00%

In determining the discount rate, the Company utilizes the yield on high quality fixed income investments, representing the Moody’s Aa bond rating, and also considers the average duration of the Company’s pension liabilities compared to the duration of the bond index. The average duration of the Company’s pension plan obligations is calculated to be approximately thirteen years, representing the midpoint of which the sum of the present values of payments in the earlier years of the benefit payment stream equals the present value of payments in the later years. The discount rate also considers the effect of the difference in duration by reference to the Citigroup Pension Discount Curve, as well as the effect of annualizing the Moody’s Aa bond index rate at November 30, 2006.

The asset return assumption takes into consideration historical and expected long term returns based upon the weighted allocation of equities, fixed income and other asset components comprising the pension plan’s assets at November 30, 2006. The rate of compensation increase considers both historical and anticipated rates of future salary and other contingent compensation. The RP2000 Blended Healthy Employees and Retiree Tables were used for mortality assumptions at November 30, 2006. The following illustrates the sensitivity to a one-tenth percent (.10%) change in assumptions on annual pension expense based upon the most recent available actuarial valuation during 2006 and asset levels at November 30, 2006 (in millions):

Discount rate	$.022
Return on plan assets	.248
Rate of compensation increase	.055

Other Balance Sheet Components Impacting Liquidity. During 2006, the principal working capital components (i.e., receivables and inventories net of accounts payable, accrued payrolls and accrued expenses) decreased $4.3 million, following a $32.4 million increase during 2005 compared to 2004. At November 30, 2006, net accounts receivable of $113.7 million decreased $9.4 million or 7.6% from November 30, 2005, primarily attributable to improved collections. Inventories at November 30, 2006 were $146.4 million compared to $153.3 million at November 30, 2005. The $6.8 million inventory decrease in 2006 was principally attributable to actions taken during 2006 to reduce inventory levels principally in the tailored clothing product category commensurate with reduced sales levels; actions included decreasing tailored clothing units purchased through off-shore contractors as well as lowering domestic manufacturing production levels. Inventories have been valued at the lower of cost or market at November 30, 2006 and inventory levels are anticipated to moderate further during fiscal 2007. LIFO inventory reserves were $29.8 million and $25.0 million at November 30, 2006 and 2005, respectively. Inventories at November 30, 2005 reflected a $22.2 million net inventory use of cash during 2005, principally attributable to the earlier production or receipt of goods, and increases in anticipated shipments for the Spring 2006 season.

Deferred income taxes at November 30, 2006 aggregated $39.3 million compared to $48.9 million at November 30, 2005. SFAS No. 109, “Accounting for Income Taxes,” requires, among other things, (1) the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, (2) a periodic evaluation of the likelihood that the deferred tax assets are realizable and (3) the establishment of a valuation allowance to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it is more likely than not that there will be sufficient taxable earnings to fully utilize the operating loss carryforwards and its deferred tax assets will be fully realized and a tax valuation allowance is not required. Approximately $17.3 million of the total deferred income taxes has been classified as non-current, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards. At November 30, 2006, the Company had approximately $78 million of federal tax operating loss carryforwards available to offset future taxable income. Approximately $56 million of the $78 million of available operating loss carryforwards expire over the 2007-2009 periods, $2 million expire in 2010 and the remainder expire through 2022.

At November 30, 2006, net properties of $34.0 million decreased by $3.3 million, as depreciation expense exceeded capital additions. Capital additions were $3.6 million in 2006. Capital additions were $14.6 million in 2005 (including $.8 million payable as of November 30, 2005) and included $8.0 million attributable to the modernization of the Hickey-Freeman manufacturing and distribution facility as well as $3.0 million related to the opening of a Hickey-Freeman retail store in New York City and a Bobby Jones store in Honolulu, Hawaii. Capital additions were $4.2 million in 2004. Capital additions for 2007 are anticipated to be in the $4 million to $6 million range. Covenants under existing lending arrangements do not restrict capital additions otherwise being considered by the Company. Depreciation expense was $6.3 million in 2006, $5.1 million in 2005 and $5.6 million in 2004.

Shareholders’ equity of $260.7 million at November 30, 2006 represented $7.13 book value per share compared to $6.62 book value per share at November 30, 2005. The $14.8 million equity increase during 2006 reflected the net earnings for the year, proceeds from the exercise of stock options and ongoing equity sales to employee benefit plans; also, during 2006 shareholders’ equity increased $9.9 million related to the non-cash elimination of the minimum liability related to the Company’s pension plan. This increase was in part offset by the purchase of $7.9 million treasury shares. Dividends have not been paid since 1991.

In October 2005, the Company’s Board of Directors authorized a share repurchase program to acquire up to two million of the Company’s common shares, representing approximately 5% of the Company’s outstanding shares as of November 30, 2005. Repurchases, which commenced in April 2006, have been made from time to time in the open market based on prevailing market conditions and other factors. As of November 30, 2006, 1,167,800 shares have been repurchased pursuant to this authorization at an average cost of $6.74 per share; 31,900 shares were repurchased subsequent to November 30, 2006 through February 9, 2007 and additional shares may be repurchased as conditions warrant.

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

•

Receivables, net of allowances—At November 30, 2006, accounts receivable, net of allowances, were $113.7 million. Net receivables were determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the current economic environment. Amounts associated with potential return of products as well as customer chargebacks, net of expected recoveries, are reflected in net accounts receivable. These types of allowances are reflected as a reduction of sales upon the determination that such allowances can be reasonably estimated and are probable. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations, including those to the Company, could be adversely affected by declining sales of apparel at retail resulting from such factors as contraction in the economy or a general decline in consumer spending. The potential additional allowance that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross receivables was necessary, an additional provision of approximately $1.4 million would result, which would reduce total assets at November 30, 2006 by approximately .3% and earnings before income taxes by approximately 12%.

•

Inventory valuation—At November 30, 2006, inventories were $146.4 million, and reflected the LIFO valuation method for certain work-in-process and finished goods, as well as reductions from cost when required in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus inventories. Additional downward valuation adjustments could be required should the current economic climate significantly worsen, resulting in retailers being unwilling to accept deliveries of advance orders placed (or the Company electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), or if a significant contraction were to occur in demand for the Company’s “in-stock” replenishment business for selected product categories. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. The potential additional reserve that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross inventories was necessary, an additional provision of approximately $1.9 million would result, which would reduce total assets at November 30, 2006 by approximately .4% and earnings before income taxes by approximately 16%.

•

Deferred tax assets—At November 30, 2006, the accompanying Consolidated Balance Sheet reflected $39.3 million of deferred tax assets, a majority of which related to expected utilization of available tax operating loss carryforwards. The Company had approximately $78 million of federal tax operating loss carryforwards available to offset future taxable income, of which approximately $56 million expire in the 2007-2009 period and $2 million will expire in 2010. In general, such carryforwards must be utilized within 15 years of incurring the net operating loss (within 20 years with respect to the tax losses incurred in 2001 and 2002). At November 30, 2006, the Company concluded that it is more likely than not that there would be sufficient taxable earnings to fully utilize the operating loss carryforwards and no tax valuation allowance was required. A tax valuation reserve could be required in whole or in part in the future should the Company’s actual earnings or prospective earnings decrease the likelihood that sufficient taxable earnings will be generated to fully utilize the available carryforwards. Fully utilizing the $56 million available operating loss carryforwards expiring by the end of fiscal 2009 will require average annual taxable earnings of approximately $19 million over the 2007-2009 period.

•

Goodwill and other intangible assets—Goodwill represents the excess of the purchase price paid over the value of net tangible and identifiable intangible assets of businesses acquired. Goodwill and other indefinite-lived intangible assets are not being amortized, but instead are tested for impairment on an annual basis or more frequently if impairment indications arise. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and earnings in the future, discounted by the Company’s weighted average cost of capital. Impairment tests were performed by the Company in the second quarter of 2006 and this evaluation indicated that no goodwill or intangible asset impairment adjustments were required. Approximately $22.6 million of the aggregate goodwill of $28.0 million at November 30, 2006 relates to the acquisition of Consolidated Apparel Group in 2001. Aggregate goodwill increased $1.7 million in fiscal 2006 primarily attributable to the additional consideration payable related to Simply Blue. As described in the Notes to Consolidated Financial Statements, the Company allocated the purchase price of the July 2004 Misook acquisition to the assets acquired and liabilities assumed at estimated fair values considering a number of factors including the assistance of an independent third party appraisal. The fair value allocated to the tradename, which was deemed to have an indefinite life and which is not being amortized, was $28.4 million. The tradename was valued using an income approach considering the relief from royalty and excess earnings methodologies. The estimated remaining useful life was determined to be indefinite based on the current expectation to continue to use and promote the tradename indefinitely and the lack of any legal or economic constraint associated with the tradename. Similar methodologies were utilized to establish the fair value of intangibles associated with the acquisition of Sweater.com and Simply Blue which also included the assistance of an independent third party appraisal, which, among other things, established a fair value of $11.9 million attributable to tradenames having an indefinite life for Simply Blue and $6.5 million for Sweater.com.

Should the operations of the businesses with which goodwill or indefinite life intangible assets are associated incur significant declines in profitability and cash flow in future years, some or all of the recorded goodwill or intangibles could be subject to impairment. The value assigned to the Misook, Simply Blue and Sweater.com tradenames could be subject to possible impairment to the extent that the brands were to experience significant future declines in demand resulting from such factors as consumer spending for apparel and retailers expectations of future apparel product sales.

•

Revenue recognition—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. As noted previously, amounts associated with the potential return of products and customer chargebacks (net of expected recoveries) are reflected as a reduction of sales and accounts receivable upon the determination that such allowances can be reasonably estimated and are probable. Shipping and handling revenues charged to customers are included in revenues while the related actual costs are reflected in cost of sales. Sales taxes, if any, are excluded from revenues.

•

Stock-Based Compensation. Stock compensation expense is calculated by estimating the fair value of each option using the Black-Scholes option-pricing model in accordance with SFAS 123(R). The determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the option-pricing model and is affected by the Company’s stock price, as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behavior, the expected risk-free interest rate and dividend yield, if any.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of its outstanding employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction. Compensation expense is recognized on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate. Compensation expense for restricted stock awards is calculated by determining the fair value of each such award as of their respective dates of award using the average of the high and low price of the Company’s common stock on the New York Stock Exchange at such dates without any discount. Compensation expense for restricted stock awards is recognized on a straight-line basis over the vesting period of the restricted stock award. The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options grants and restricted stock awards would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.

•

Self-insurance accruals—The Company retains certain of the financial risk for insuring workers’ compensation and certain non-union employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals, based upon such factors as recent experience of ongoing claims, new claims initiated and claims settled during the period. The amount of future payments to be made for workers compensation and employee group health claims cannot be quantified with precision. If it were necessary to increase the respective accruals by 1% resulting in an additional charge of approximately $.1 million, total liabilities would increase by approximately .1% and earnings before income taxes would have been reduced by approximately 1%.

Recent Accounting Pronouncements

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 was effective for the Company’s fiscal year ending November 30, 2006. Adoption of this Interpretation did not have a material affect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 with its 2007 fiscal year beginning December 1, 2006. Because SFAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.

Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company has not yet determined the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company is currently evaluating the impact, if any, that adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No., 87, 88, 106 and 132R” (SFAS 158). This statement requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective no later than the end of the Company’s fiscal year ending November 30, 2007. The Company is currently assessing the impact of adopting SFAS 158 on its consolidated financial statements. However, based on the unfunded obligation as of November 30, 2006, the adoption of SFAS 158 would decrease total assets by approximately $18 million, increase total liabilities by approximately $12 million and reduce total shareholders equity by approximately $30 million. The adoption of SFAS 158 will not affect the Company’s results of operations. The ultimate amounts recorded are dependent on a number of assumptions, including the discount rate in effect at November 30, 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those assumptions since the last measurement date could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at November 30, 2007. Adoption of SFAS 158 will not have any effect on the Company’s compliance with its debt covenants.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 was effective for the Company’s fiscal year ending November 30, 2006. Adoption of SAB 108 had no impact on the Company’s financial condition or results of operations.

Outlook

The Company expects that it is well-positioned for full-year 2007 earnings growth compared to 2006 on lower sales, although first quarter operating results are anticipated to be impacted unfavorably by the residual impact of the implementation actions to further reduce the Company’s dependence on, and investment in tailored clothing sold to the mainstream department store channel. The previously announced closing of the domestic tailored coat sewing facility was completed in December 2006 following the November 2006 closings of a fabric cutting shop and pant sewing facility. Also, the Company did not renew two tailored clothing licenses which generated over $19 million in fiscal 2006 sales, concluding that the required working capital investment can be better redeployed to higher operating margin opportunities directed towards the luxury and upper end price points sold in upscale retail stores. As an example, the Company acquired the Zooey brand and business in December 2006 following its August 2006 acquisition of Sweater.com and its One Girl Who… brand; while

Zooey revenues are very small currently, the Company believes the brand has growth potential in its upscale retail specialty store customer base from both expanded product categories and additional retail doors. Also in December 2006, the Company entered into a long-term licensing, marketing and services agreement with the largest manufacturer and retailer of men’s suits in mainland China. This agreement anticipates that the Chinese licensee will eventually operate or franchise approximately 400 Hart Schaffner Marx retail locations in China, marketing men’s apparel, accessories, footwear, eyewear, fragrances and watches under the Hart Schaffner Marx brand; annual minimum royalties to the Company are expected to increase from a nominal amount in the first few years to over $1 million by year ten, aggregating approximately $18 million over the 20-year agreement term.

The Company is cautious about retail business in the near term, in part from an expected shift of approximately $10-$12 million of advance order spring shipments from a large customer to the second quarter in fiscal 2007 from the first quarter in fiscal 2006; however, full year operating margins are expected to improve from higher gross margins resulting from product mix changes and including the expected further reduction in moderate priced tailored clothing volume marketed principally to the mainstream department store channel. Lower interest expense and overall debt reduction are anticipated by year-end 2007, excluding the impact of future acquisitions or share repurchases, if any. To date, 1,199,700 shares have been repurchased, including 31,900 shares acquired thus far in fiscal 2007.

The Company’s longer-term objectives continue to be directed to increasing revenues and pre-tax margin improvements from a combination of both internal revenue growth and from acquisitions. The Company continues to evaluate acquisition opportunities which can produce positive cash flows, accretive to earnings in the near to mid-term and which do not create excessive debt leverage.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks, primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of November 30, 2006, the Company had not entered into foreign exchange contracts.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.8 million based on borrowings under the Credit Facility at November 30, 2006. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company’s customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 54% of consolidated sales during fiscal 2006 with the two largest customers representing approximately 21% and 12% of sales, respectively. Recently, there have been several changes in ownership control regarding certain of the Company’s larger customers, including Federated’s acquisition of the May Company stores and the sale of certain store groups formerly owned by Saks, Inc. During 2006, the Company experienced declining sales largely in its moderate priced tailored clothing brands marketed to the mainstream department store channel and further decreases are anticipated during 2007. A decision by the controlling management of a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial conditions and results of operations.

Item 8—Financial Statements and Supplementary Data

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	27

Consolidated Statement of Earnings for each of the three years ended November 30, 2006	29

Consolidated Balance Sheet at November 30, 2006 and 2005	30

Consolidated Statement of Cash Flows for each of the three years ended November 30, 2006	31

Consolidated Statement of Shareholders’ Equity for each of the three years ended November 30, 2006	32

Notes to Consolidated Financial Statements	33

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-1

Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:

Quarterly Financial Summary (unaudited)	62

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hartmarx Corporation:

We have completed integrated audits of Hartmarx Corporation’s consolidated financial statements and of its internal control over financial reporting as of November 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9-A, that the Company maintained effective internal control over financial reporting as of November 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Sweater.com from its assessment of internal control over financial reporting as of November 30, 2006 because it was acquired by the Company in a purchase business combination during 2006. Subsequent to the acquisition, certain elements of Sweater.com’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2006. We have also excluded these elements of the internal control over financial reporting of Sweater.com from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts that are less than 1% of consolidated total assets and consolidated net sales as of and for the year ended November 30, 2006.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 7, 2007

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(000’s Omitted, except per share data)

	Fiscal Year Ended November 30,
	2006	2005	2004
Net sales	$597,890	$598,167	$586,413
Licensing and other income	2,573	2,118	2,445

	600,463	600,285	588,858

Cost of goods sold	404,618	395,680	396,272
Selling, general and administrative expenses	174,924	159,063	160,207

	579,542	554,743	556,479

Operating earnings	20,921	45,542	32,379
Interest expense	9,169	7,182	6,474

Earnings before taxes	11,752	38,360	25,905
Tax provision	4,466	14,805	10,040

Net earnings	$7,286	$23,555	$15,865

Earnings per share:
Basic	$.20	$.65	$.45

Diluted	$.20	$.63	$.44

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED BALANCE SHEET

(000’s Omitted, except per share data)

	November 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,304	$1,257
Accounts receivable, less allowance for doubtful accounts of $4,792 in 2006 and $5,237 in 2005	113,688	123,058
Inventories	146,440	153,263
Prepaid expenses	8,708	12,707
Deferred income taxes	21,990	25,068

Total current assets	293,130	315,353

GOODWILL	27,957	26,233

INTANGIBLE ASSETS	55,501	49,598

DEFERRED INCOME TAXES	17,322	23,797

OTHER ASSETS	8,660	6,451

PREPAID / INTANGIBLE PENSION ASSET	36,550	35,963

PROPERTIES
Land	1,883	1,883
Buildings and building improvements	42,676	43,825
Furniture, fixtures and equipment	103,667	103,422
Leasehold improvements	28,183	28,124

	176,409	177,254
Accumulated depreciation and amortization	(142,445)	(140,004)

Net properties	33,964	37,250

TOTAL ASSETS	$473,084	$494,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$25,040	$24,732
Accounts payable	36,517	42,781
Accrued payrolls	13,840	14,411
Other accrued expenses	19,748	16,919

Total current liabilities	95,145	98,843

NON-CURRENT LIABILITIES	20,659	25,730

LONG-TERM DEBT	88,315	94,781

ACCRUED PENSION LIABILITY	8,309	29,445

SHAREHOLDERS’ EQUITY
Preferred shares, $1 par value; 2,500,000 shares authorized and unissued	—	—
Common shares, $2.50 par value; 75,000,000 shares authorized; 37,748,354 shares issued at November 30, 2006, 37,157,586 shares issued at November 30, 2005.	94,371	92,894
Capital surplus (revised)	87,322	86,348
Retained earnings (revised)	84,416	77,130
Unearned employee benefits	—	(2,798)
Common shares in treasury, at cost, 1,167,800 at November 30, 2006 and 0 at November 30, 2005.	(7,876)	—
Accumulated other comprehensive income (loss)	2,423	(7,728)

Total shareholders’ equity	260,656	245,846

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$473,084	$494,645

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(000’s Omitted)

	Fiscal Year Ended November 30,
	2006	2005	2004
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net earnings	$7,286	$23,555	$15,865
Reconciling items to adjust net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	6,301	5,111	5,559
Amortization of intangible assets and other long-lived assets	3,627	3,241	3,034
Taxes and deferred taxes on earnings	3,292	11,179	7,743
Stock compensation expense	2,311	425	1,413
Tax effect of option exercises and vesting of restricted stock awards	—	1,455	1,591
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,819	(1,867)	5,460
Inventories	9,419	(22,179)	(4,974)
Prepaid expenses	4,259	(5,410)	(1,464)
Other assets	(2,322)	263	(4,030)
Accounts payable, accrued expenses and non-current liabilities	(15,897)	(8,349)	6,706

Net cash provided by operating activities	29,095	7,424	36,903

Cash flows from investing activities:
Capital expenditures	(3,622)	(13,815)	(4,180)
Payments made re: acquisitions, net of cash acquired of $6 in 2006 and $125 in 2005	(16,102)	(23,078)	(34,008)
Cash proceeds from sale of assets held for sale	—	300	—

Net cash used in investing activities	(19,724)	(36,593)	(38,188)

Cash flows from financing activities:
Borrowings (payments) under Credit Facility, net	(5,420)	18,159	(1,744)
Payment of other debt	(738)	(678)	(628)
Grant proceeds related to facility modernization	1,702	4,607	—
Financing fees and expenses	—	(400)	—
Change in checks drawn in excess of bank balances	1,431	1,525	(1,174)
Proceeds from exercise of stock options	707	3,316	2,937
Purchase of treasury shares	(7,876)	—	—
Tax effect of option exercises	363	—	—
Proceeds from sale of shares to employee benefit plans and other equity transactions	1,507	1,541	1,286

Net cash provided by (used in) financing activities	(8,324)	28,070	677

Net increase (decrease) in cash and cash equivalents	1,047	(1,099)	(608)
Cash and cash equivalents at beginning of year	1,257	2,356	2,964

Cash and cash equivalents at end of year	$2,304	$1,257	$2,356

Supplemental cash flow information
Net cash paid during the year for:
Interest	$8,303	$6,823	$5,849
Income taxes	818	2,160	290

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(000’s Omitted, except Share Data)

	Common Stock		Capital Surplus	Retained Earnings	Unearned Employee Benefits	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)
	Shares	Par Value				Shares	Amount
Balance at November 30, 2003, as reported	36,996,314	$92,491	$65,642	$55,275	$(1,303)	1,916,681	$(8,454)	$(11,200)
Revision of losses associated with reissuances of treasury shares			13,216	(13,216)

Balance at November 30, 2003, revised	36,996,314	92,491	78,858	42,059	(1,303)	1,916,681	(8,454)	(11,200)
Net earnings for the year				15,865					$15,865
Shares issued, primarily to employee benefit plans	30,563	76	156			(232,132)	1,138
Long-term incentive plan awards, net of forfeitures	186,500	466	900		(1,442)
Amortization of unearned employee benefits					1,413
Stock options exercised	140,969	353	(156)	(1,417)		(846,016)	4,157
Vesting of restricted stock awards	(1,330,500)	(3,326)		(2,932)		(1,330,500)	6,258
Share withholdings on restricted stock awards						533,171	(3,443)
Tax effect of option exercises and vesting of restricted stock awards			1,591
Adjustment to minimum pension liability								8,310	8,310
Change in fair value of foreign exchange contracts								(126)	(126)
Foreign currency translation adjustment								1,494	1,494

Balance at November 30, 2004, as revised	36,023,846	90,060	81,349	53,575	(1,332)	41,204	(344)	(1,522)	$25,543

Net earnings for the year				23,555					$23,555
Shares issued to employee benefit plans	190,671	476	948			(14,005)	117
Long-term incentive plan awards, net of forfeitures	189,500	474	1,417		(1,891)
Amortization of unearned employee benefits					425
Stock options exercised	753,569	1,884	1,179			(30,199)	253
Share withholdings on stock option exercises						3,000	(26)
Tax effect of option exercises			1,455
Additional minimum pension liability								(6,470)	(6,470)
Change in fair value of foreign exchange contracts								(122)	(122)
Foreign currency translation adjustment								386	386

Balance at November 30, 2005, as revised	37,157,586	92,894	86,348	77,130	(2,798)	—	—	(7,728)	$17,349

Net earnings for the year				7,286					$7,286
Shares issued, primarily to employee benefit plans	227,918	570	937
Long-term incentive plan awards, net of forfeitures	149,000	372	(372)
Stock options exercised	213,850	535	172
Tax effect of option exercises			363
Stock compensation expense			2,311
Reclassifications related to adoption of SFAS 123(R):
From unearned employee benefits			(2,798)		2,798
From non-current liabilities			361
Purchase of treasury shares						1,167,800	(7,876)
Adjustment to minimum pension liability								9,895	9,895
Change in fair value of foreign exchange contracts								(1)	(1)
Foreign currency translation adjustment								257	257

Balance at November 30, 2006	37,748,354	$94,371	$87,322	$84,416	$—	1,167,800	$(7,876)	$2,423	$17,437

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Accounting Policies

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

Use of Estimates—The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Significant estimates which are incorporated in the accompanying consolidated financial statements include allowances pertaining to receivables, net realizable value of inventories, realization of deferred tax assets, impairment of goodwill and intangible assets, the determination of discount rates and other assumptions associated with various employee benefit expenses and obligations, and share based compensation. Actual results could differ from those estimates.

Revenue Recognition / Accounts Receivable—Sales are recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Revenues are net of anticipated returns, discounts and allowances. Shipping and handling revenues charged to customers are included in revenues. Sales taxes, if any, are excluded from revenues. Income from licensing arrangements, which is reflected in the Licensing and Other Income caption in the accompanying Consolidated Statement of Earnings, is recorded when received as minimum royalties are normally received in the period to which they relate and amounts due for excess royalties cannot be reasonably estimated prior to the receipt of the reports from the licensees as provided for under the various licensing agreements. Co-op advertising is included as a component of Selling, General and Administrative Expenses.

Trade accounts receivable are recorded at the invoiced amount, do not bear interest and are net of anticipated returns, allowances and discounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. The allowance for doubtful accounts is reviewed regularly. Balances over 90 days past due and over a specified amount are reviewed individually for collectibility; other balances are considered on a pooled basis considering the agings of balances. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company’s customers.

Cost of Goods Sold—Cost of goods sold includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products are included as a component of Selling, General and Administrative Expenses and totaled $22.2 million in 2006, $20.0 million in 2005 and $18.9 million in 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses include costs incurred subsequent to the receipt of finished goods at the Company’s distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing. Selling, general and administrative expenses also include product design costs, selling costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses and other administrative overhead costs.

Advertising expenditures, including co-op advertising, relating to the manufacturing and marketing businesses are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $24.4 million in 2006, $23.2 million in 2005 and $22.8 million in 2004 are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statement of Earnings. Prepaid expenses at November 30, 2006 include deferred advertising costs of $1.6 million ($2.1 million at November 30, 2005), which will be reflected as an expense during the quarterly period benefitted. Included in these amounts are $1.1 million at November 30, 2006 and $1.3 million at November 30, 2005 relating to direct response advertising associated with the Women’s Apparel Group catalog operations.

Cash and Cash Equivalents—The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Checks drawn in excess of bank balances are included as a component of accounts payable.

Inventories—Inventories are stated at the lower of cost or market. At November 30, 2006 and 2005, approximately 45% and 48%, respectively, of the Company’s total inventories are valued using the last-in, first-out (LIFO) method representing certain tailored clothing work in process and finished goods in the Men’s Apparel Group. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories. For inventory carried at the lower of FIFO cost or market, adjustments are charged to operations in the period in which the facts giving rise to the adjustments become known. The Company periodically evaluates the composition of its inventories for identification of obsolete or slow moving inventory. Quantities not expected to be sold in the normal course of business are written down to expected net realizable value.

Property, Plant and Equipment—Properties are stated at cost less accumulated depreciation. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or useful lives, whichever is shorter. During fiscal 2006, an impairment charge of $.6 million was recorded related to the ceasing of cutting and sewing operations at one of the Company’s facilities. During fiscal 2005 and 2004, no impairments of property, plant and equipment were recorded, as there were no events or changes in circumstances which indicated that the carrying amount was not recoverable.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, are performed annually during the second quarter. Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the Consolidated Statement of Earnings. Aggregate goodwill was $28.0 million and $26.2 million at November 30, 2006 and 2005, respectively, with the increase primarily attributable to the fiscal 2006 earnout payable related to the Simply Blue acquisition.

The estimated lives and the method of amortization for the components of intangible assets are as follows:

Intangible Asset	Life	Amortization Method

Tradenames	Indefinite	Not amortized

Customer relationships	10 years	Estimated weighted cash flows over life

Supply agreement	5 years	Straight line over life

Design services agreement	5 years	Estimated weighted cash flows over life

Covenant not to compete	4 years / 10 years	Estimated weighted cash flows over life

License agreement	5 years	Estimated weighted cash flows over life

License rights	Initial term of license agreement, usually 5 years or less	Straight line over life

Intangible assets, net of accumulated amortization, aggregated $55.5 million and $49.6 million at November 30, 2006 and 2005, respectively. Accumulated amortization was $7.3 million and $4.5 million at November 30, 2006 and 2005, respectively. Amortization expense of intangible assets was $2.9 million in 2006, $2.2 million in 2005 and $1.2 million in 2004.

The amounts allocated to Tradenames at November 30, 2006 and 2005 were $46.8 million and $40.3 million, respectively; the $6.5 million recorded in fiscal 2006 related to the Sweater.com acquisition and the remaining $40.3 million was attributable to the Simply Blue acquisition in October 2005 and the Misook acquisition in July 2004. Impairment tests are performed on an annual basis at the same time as the impairment tests for Goodwill are performed, or more frequently if impairment indicators arise. The intangibles related to customer relationships, covenant not to compete, supply agreement, design services agreement and license agreement are also attributable to the Sweater.com, Simply Blue and Misook acquisitions and aggregated $8.7 million at November 30, 2006 and $9.3 million at November 30, 2005.

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized, which is up to 10 years for some intangible assets. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss would be recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2006 and 2005, no impairment adjustments relating to intangible assets with finite lives was determined to be required.

Prepaid Expenses and Other Non-Current Assets, net—Amounts included in prepaid expenses primarily consist of prepaid operating expenses including advertising, rent, taxes and insurance. Other non-current assets primarily consist of deferred financing costs, cash surrender value of life insurance and software.

Deferred financing costs, net of accumulated amortization, related to the Company’s borrowing agreements in effect at November 30, 2006 and 2005, aggregated $1.3 million and $1.7 million, respectively. These costs are amortized over the term of the financing agreement. Accumulated amortization was $3.4 million and $3.0 million at November 30, 2006 and 2005, respectively. Amortization expense of deferred financing costs related to the Company’s current borrowing arrangements was $.4 million in 2006, $.5 million in 2005 and $.9 million in 2004.

The approximate amortization of deferred financing fees over the next five years is as follows: $.4 million in each of 2007 and 2008, $.2 million in 2009 and $.1 million in 2010 and 2011.

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

The Company has undistributed earnings of foreign subsidiaries of approximately $9.3 million which have not been provided for in its income tax provision as the earnings are considered permanently invested outside of the United States. If the earnings are repatriated to the United Sates, the earnings will be subject to United States taxation at that time. The amount of deferred tax liability that would be recognized associated with the undistributed earnings was approximately $.2 million at November 30, 2006, representing the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

The Company receives a United States income tax benefit upon the exercise of the majority of employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, times the approximate tax rate. The benefit associated with the exercise of employee stock options has been reflected as a reduction to income taxes payable and a credit to capital surplus in the consolidated balance sheet.

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

Forward Foreign Exchange Contracts—The Company is exposed to foreign exchange risk for the purchase of inventories or receipt of royalties when denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time in the ordinary course of business to limit the currency risks associated with foreign exchange rate fluctuations related to purchases of Euro denominated inventory or receipt of royalties in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. These forward foreign exchange contracts have been designated as cash flow hedges for accounting purposes; accordingly, the changes in fair value of the derivative instruments are included in other comprehensive income. Fair values for such contracts are generally obtained from counter parties. At November 30, 2006, the Company did not have any outstanding foreign exchange contracts. At November 30, 2005, the Company had the following foreign exchange contracts outstanding (in millions):

Inventory purchases in Euros	1.5
Licensing revenues in Yen	80.0
Gross U.S. Dollar equivalents	$2.5

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

Long-term debt—The market value of debt at November 30, 2006, of which a major portion is variable rate debt, approximates its carrying value of $113.4 million, based on the terms, interest rates and maturities currently available for similar debt instruments.

Foreign exchange contracts—The amounts reported are estimated using quoted market prices for similar instruments, when applicable.

Concentrations of Credit Risk and Financial Instruments—Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, value-oriented retailers, catalogs and through electronic commerce channels. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. While concentrations of credit risk with respect to trade accounts receivable are somewhat mitigated due to the large number and diversity of customers comprising the Company’s customer base, the Company’s ten largest customers represented approximately 54%, 55% and 55% of consolidated sales in 2006, 2005 and 2004, respectively. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

In fiscal 2006, sales to two customers represented approximately 21% and 12% of sales. In fiscal 2005, sales to two customers represented approximately 20% and 11% of sales. In fiscal 2004, sales to one customer represented approximately 23% of sales. Accounts receivable from the largest customer represented approximately 21% of the Company’s gross accounts receivable at November 30, 2006 and 13% of gross accounts receivable at November 30, 2005.

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

Leases—In the ordinary course of business, the Company enters into lease agreements for manufacturing, warehouse/distribution, office and retail space as well as leases for certain plant and equipment. The leases have varying terms and expirations and frequently have provisions to extend or renew the lease agreement, among other terms and conditions, as negotiated. At inception, the lease is assessed to determine whether the lease qualifies as a capital or operating lease. Assets leased under operating leases and the related lease obligations are not recognized as assets and liabilities, respectively, in the consolidated balance sheet.

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

Stock Based Compensation—Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS 123R”),” which requires the Company to recognize expense for the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

Prior to December 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified-prospective transition method as provided by SFAS No. 123(R). Under that transition method, share-based compensation cost recognized in fiscal 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share based compensation. The Company uses the short cut method to calculate the pool of windfall tax benefits.

As a result of adopting SFAS 123(R) on December 1, 2005, the Company’s earnings before taxes and net earnings for the year ended November 30, 2006 were lower by $1.4 million pre-tax and $.9 million after tax. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Effective December 1, 2005 and in accordance with SFAS No. 123(R), the Company changed its cash flow presentation so that the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are now classified as financing cash flows.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2006 was calculated to be $2.97 per share using the following assumptions for the year ended November 30, 2006:

Risk-free interest rate	4.3%
Expected life (in years)	3.6
Expected volatility	44%
Expected dividend yield	0%

The Company did not recognize compensation expense for employee stock based awards for the years ended November 30, 2005 and 2004 when the exercise price of the awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain restricted stock awards.

The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based awards under the Company’s stock option plans during the years ended November 30, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur (amounts in millions, except per share amounts):

	Year Ended November 30,
	2005	2004
Net earnings, as reported	$23.6	$15.9
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards, net of related tax effect.	.2	.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1.2)	(1.5)

Pro forma net earnings	$22.6	$15.3

Earnings per share:
Basic—as reported	$.65	$.45

pro forma	$.62	$.44

Diluted—as reported	$.63	$.44

pro forma	$.61	$.42

The weighted average fair value of options granted was estimated to be $3.46 and $2.81 in 2005 and 2004, respectively. The fair value of each option granted in the respective year is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2005 and 2004:

	2005	2004
Risk-free interest rate	3.6%	4.0%
Expected life (in years)	4	6
Expected volatility	50%	56%
Expected dividend yield	0%	0%

Per Share Information—The calculation of basic earnings per share in each year is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The number of shares used in computing basic and diluted earnings per share were as follows (000’s omitted):

	Year Ended November 30,
	2006	2005	2004
Basic	36,427	36,433	34,927
Dilutive effect of:
Stock options and awards	562	730	867
Restricted stock awards	92	49	492

Diluted	37,081	37,212	36,286

For the years ended November 30, 2006, 2005 and 2004, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share, as the average price of the Company’s common stock was below the grant or award price for the respective year (000’s omitted):

	Year Ended November 30,
	2006	2005	2004
Anti-dilutive:
Stock options	837	2	28
Restricted stock awards	—	192	198

Recent Accounting Pronouncements

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 was effective for the Company’s fiscal year ending November 30, 2006. Adoption of this Interpretation did not have a material affect on the Company’s financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company has not yet determined the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company is currently evaluating the impact, if any, that adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS 158). This statement requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective no later than the end of the Company’s fiscal year ended November 30, 2007. The Company is currently assessing the impact of adopting SFAS 158 on its consolidated financial statements. However, based on the unfunded obligation as of November 30, 2006, the adoption of SFAS 158 would decrease total assets by approximately $18 million, increase total liabilities by approximately $12 million and reduce total shareholders equity by approximately $30 million. The adoption of SFAS 158 will not affect the Company’s results of operations. The ultimate amounts recorded are dependent on a number of assumptions, including the discount rate in effect at November 30, 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those assumptions since the last measurement date could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at November 30, 2007. Adoption of SFAS 158 will not have any effect on the Company’s compliance with its debt covenants.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 was effective for the Company’s fiscal year ending November 30, 2006. Adoption of SAB 108 had no impact on the Company’s financial condition or results of operations.

NOTE 2—Acquisitions

On August 29, 2006, the Company acquired certain assets, properties and operations of Sweater.com, Inc. (“Sweater.com”), a designer and marketer of high quality women’s knitwear, tops and related products sold to leading specialty stores under its One Girl Who … brand and directly through its Sweater.com website.

The purchase price for Sweater.com as of the acquisition date was $12.4 million. Additional cash purchase consideration is due if Sweater.com achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $2.0 million), additional annual consideration of $.5 million would be paid over the five year period commencing December 1, 2006. The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.

On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together “Simply Blue”), a designer and marketer of upscale women’s denim products sold through leading specialty and department stores. The purchase price for Simply Blue as of the acquisition date was $21 million. Additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined, of at least $6.7 million), additional annual consideration of $1.3 million, less deductions as defined, would be paid over the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. The additional consideration for fiscal 2006 of approximately $1.7 million was included in Other Accrued Expenses at November 30, 2006 and is payable during the first quarter of fiscal 2007.

On July 20, 2004, the Company acquired certain assets, properties and operations of Exclusively Misook, Inc. (“Misook”), a designer and marketer of upscale women’s knit products sold through leading specialty and department stores. The purchase price for Misook as of the acquisition date was $32.6 million. Additional cash purchase consideration is due if Misook achieves certain specified financial performance targets over a five-year period commencing August 1, 2004. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. The additional consideration applicable to the fiscal year ending November 30, 2006 of approximately $4.7 million was included in Other Accrued Expenses at November 30, 2006 and is payable during the first quarter of fiscal 2007. The additional consideration applicable to fiscal 2005 and paid in the first quarter of fiscal 2006 was approximately $3.8 million. At the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid over the five year period following the acquisition. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. If the Misook business is sold within five years of the acquisition date (“Sale Transaction”), the purchase agreement provides, at the option of the seller, for a lump sum payment covering the remaining earnout period based on the average annual contingent consideration earned prior to the date of the Sale Transaction.

These acquisitions are consistent with the Company’s strategy to expand its non-tailored product offerings. The Sweater.com, Simply Blue and Misook acquisitions are being accounted for under the purchase method of accounting. Accordingly, the results of Sweater.com, Simply Blue and Misook are included in the consolidated financial statements from the acquisition date. Sweater.com’s, Simply Blue’s and Misook’s results of operations and assets are included in the Women’s Apparel Group segment.

The Company has allocated the purchase price to the Sweater.com, Simply Blue and Misook assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the assistance of an independent third party appraisal. For Sweater.com and Misook, the excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller”, in accordance with SFAS No. 141 (“Business Combinations”). Any contingent consideration payable subsequent to the acquisition date is first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter to goodwill. For Simply Blue, any contingent consideration payable subsequent to acquisition will increase goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000’s omitted):

	Misook	Simply Blue	Sweater. com
Cash consideration	$32,616	$21,000	$12,354
Direct acquisition costs	235	150	135

Total purchase price	$32,851	$21,150	$12,489

Allocation of purchase price:
Cash	$—	$125	$6
Accounts receivable	6,715	2,101	1,315
Inventories	1,155	945	2,620
Other current assets	392	454	312
Intangible assets	36,150	16,200	8,765
Goodwill	—	2,077	—
Deferred taxes (related to minimum pension liability)	568	—	—
Property, plant and equipment	58	116	228
Other assets	48	21	52
Current liabilities	(428)	(889)	(475)
Estimated amount due seller	(10,455)	—	(334)
Minimum pension liability	(1,352)	—	—

Total purchase price	$32,851	$21,150	$12,489

The components of the Intangible Assets listed in the above table as of the acquisition date were determined by the Company with the assistance of an independent third party appraisal and were as follows (000’s omitted):

	Misook		Simply Blue		Sweater.com
	Amount	Life	Amount	Life	Amount	Life
Tradename	$28,400	Indefinite	$11,850	Indefinite	$6,540	Indefinite
Customer relationships	3,000	10 years	2,650	10 years	2,050	10 years
Supply agreement	4,400	5 years	—		—
Design services agreement	—		1,450	5 years	—
Covenant not to compete	350	4 years	250	10 years	100	10 years
License agreement	—		—		75	5 years

	$36,150		$16,200		$8,765

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

The Sweater.com, Simply Blue and Misook acquisitions were financed utilizing borrowing availability under the Company’s Credit Facility.

The following unaudited pro forma information is provided for the acquisitions assuming they occurred as of December 1, 2003 (in millions, except per share amounts):

	Year Ended November 30,
	2005	2004
Net sales	$615.1	$625.3
Net earnings before taxes	42.6	37.1
Net earnings	26.2	22.7
Net earnings per share:
Basic	.72	.65
Diluted	.70	.63

The pro forma amounts above reflect interest on the purchase prices, assuming the acquisition of Simply Blue and Misook occurred as of December 1, 2003. Pro forma amounts are not included for Sweater.com, as the amounts would not be significant. The pro forma amounts reflect interest calculated at the Company’s borrowing rate under its Credit Facility for the respective period. The pro forma net earnings above assumes an income tax provision at the Company’s consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of the Company’s 2005 and 2004 fiscal years or of future operating performance.

In December 2006, the Company acquired certain assets and operations related to the Zooey brand marketed principally to upscale women’s specialty stores for $3 million. Zooey’s revenues and earnings contribution are not expected to be significant to the Company’s 2007 results of operations.

NOTE 3—Financing

At November 30, 2006 and 2005, long term debt was comprised of the following (000’s omitted):

	2006	2005
Borrowings under Credit Facility	$79,670	$85,089
Industrial development bonds	17,250	17,250
Mortgages and other debt	16,435	17,174

Total debt	113,355	119,513
Less—current	25,040	24,732

Long term debt	$88,315	$94,781

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”) replacing a $200 million facility scheduled to mature in June 2003. Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Company paid $.4 million to the lender group related to the January 2005 amendment to the Credit Facility. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 7.2% at November 30, 2006, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2006 and as of November 30, 2006, the

Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At November 30, 2006, the Company had approximately $20 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. During fiscal 2006, additional availability levels ranged from $33 million to $115 million. At November 30, 2006, additional borrowing availability under the Credit Facility was approximately $101 million.

Industrial development bonds (“IDBs”), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $5.3 million at November 30, 2006. Interest rates on the various borrowing agreements range from 7.25% to 8.5% (average of 7.4% at November 30, 2006 and 2005). Two IDBs totaling $15.5 million are callable by the Company at par. One IDB for $1.75 million is due on September 1, 2007.

Mortgages and other debt includes $13.9 million remaining principal amount of mortgages on two of its owned manufacturing facilities, which mature in 2011 and 2016. Also included in mortgages and other debt is the Company’s ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral. Interest rates ranged from 7.5% to 8.5% per annum (average of 7.7% at November 30, 2006 and 2005).

Accrued interest, included in the Other Accrued Expenses caption in the accompanying Consolidated Balance Sheet, was $1.2 million at November 30, 2006 and $.7 million at November 30, 2005.

The approximate principal reductions during the next five fiscal years are as follows: $25.0 million in 2007, $.9 million in 2008, $60.6 million in 2009, $1.0 million in 2010 and $6.5 million in 2011. The $25.0 million of principal reduction in 2007 reflects $5.0 million of required payments and $20 million representing the Company’s estimate of additional debt reduction during fiscal 2007.

NOTE 4—Borrowings Under Principal Credit Facility

The following summarizes information concerning borrowings under the Company’s revolving credit facility in place during the applicable periods, all of which were variable rate borrowings (000’s omitted):

	2006	2005	2004
Outstanding at November 30	$79,670	$85,089	$66,930
Maximum month end balance during the year	121,545	110,481	108,424
Average amount outstanding during the year	84,042	75,609	73,876
Weighted daily average interest rate during the year	6.7%	5.0%	3.8%
Weighted average interest rate on borrowings at November 30	7.2%	5.9%	4.4%

NOTE 5—Inventories

Inventories at each date consisted of (000’s omitted):

	November 30
	2006	2005
Raw materials	$38,621	$39,478
Work in process	5,756	8,488
Finished goods	102,063	105,297

	$146,440	$153,263

The excess of current cost over LIFO costs for inventories valued using LIFO was $29.8 million in 2006 and $25.0 million in 2005.

NOTE 6—Goodwill and Intangible Assets

Intangible assets by category are summarized below (000’s omitted):

	November 30,
	2006	2005
Intangible assets with finite lives:
Gross carrying amount:
Customer relationships	$7,700	$5,650
Supply agreement	4,400	4,400
Design services agreement	1,450	1,450
Covenant not to compete	700	600
License agreement	75	—
Other	1,700	1,700

	16,025	13,800

Accumulated amortization:
Customer relationships	2,219	1,099
Supply agreement	2,078	1,198
Design services agreement	884	223
Covenant not to compete	422	257
License agreement	11	—
Other	1,700	1,675

	7,314	4,452

Total intangible assets with finite lives, net	8,711	9,348
Indefinite lived intangible assets: Tradenames	46,790	40,250

Total intangible assets, net	$55,501	$49,598

The net total intangible assets at each date are included in the Women’s Apparel Group. The increase reflected the acquisition of Sweater.com in fiscal 2006 offset by amortization of intangible assets with finite lives of Misook, Simply Blue and Sweater.com.

Based on the current estimated useful lives assigned to the Company’s intangible assets with finite lives, amortization expense for fiscal 2007, 2008, 2009, 2010 and 2011 is projected to total $2.8 million, $2.2 million, $1.5 million, $.7 million and $.5 million, respectively.

The changes in the carrying amount of goodwill for the years ended November 30, 2006 and 2005 are as follows (000’s omitted):

	Men’s Apparel Group	Women’s Apparel Group	Total
Balance, November 30, 2004	$24,131	$—	$24,131
Simply Blue acquisition	—	2,077	2,077
Translation effect	25	—	25

Balance, November 30, 2005	24,156	2,077	26,233
Simply Blue fiscal 2006 earnout payable	—	1,691	1,691
Translation effect	33	—	33

Balance, November 30, 2006	$24,189	$3,768	$27,957

NOTE 7—Taxes on Earnings

The tax provision (benefit) is summarized as follows (000’s omitted):

	Year Ended November 30,
	2006	2005	2004
Federal	$141	$356	$250
State and local	585	1,983	1,562
Foreign	—	—	38

Total current	726	2,339	1,850

Federal	3,120	11,998	8,447
Foreign	620	468	(257)

Total deferred	3,740	12,466	8,190

Total tax provision	$4,466	$14,805	$10,040

Earnings before taxes applicable to the United States and foreign is summarized as follows (000’s omitted):

	Year Ended November 30,
	2006	2005	2004
United States	$10,088	$37,443	$25,652
Foreign	1,664	917	253

	$11,752	$38,360	$25,905

The difference between the tax provision reflected in the accompanying statement of earnings and the amount computed by applying the federal statutory tax rate to earnings before taxes is summarized as follows (000’s omitted):

	Year Ended November 30,
	2006	2005	2004
Tax provision computed at statutory rate	$3,996	$13,042	$8,808
State and local taxes on earnings, net of federal tax benefit	386	1,309	1,031
Foreign	54	156	(305)
Compensation in excess of $1 million	473	28	—
Meals and entertainment	255	244	272
Renewal community tax credits	(1,029)	—	—
Other—net	331	26	234

Total tax provision	$4,466	$14,805	$10,040

The Renewal Community tax credit is based on wages paid to employees that both work and live in a federally designated renewal community. The credit is available through November 30, 2010. The credit is available based on wages paid and may be lower in future years.

The significant components of the net deferred tax asset at November 30, 2006 and 2005 were as follows (000’s omitted):

	November 30,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$27,259	$30,878
AMT credit carryforwards	6,202	5,771
Employment-related liabilities	6,240	6,534
Inventory	6,909	5,866
Receivables	3,255	2,921
Other	10,265	5,720

Total deferred tax assets	60,130	57,690

Deferred Tax Liabilities:
Tax over book depreciation	(508)	(237)
Pension	(12,674)	(3,194)
Prepaids and other	(7,636)	(5,394)

Total deferred tax liabilities	(20,818)	(8,825)

Net deferred tax assets	$39,312	$48,865

Amounts recognized in Consolidated Balance Sheet:
Current	$21,990	$25,068
Non-current	17,322	23,797

	$39,312	$48,865

The Company has recorded a net deferred tax asset of $39.3 million and $48.9 million as of November 30, 2006 and 2005, respectively. There was no valuation allowance offsetting the deferred tax asset as the Company has concluded it is more likely than not that the deferred tax asset would be fully realized. The net tax asset recorded considers recent earnings history plus amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

Federal income taxes have not been provided on aggregate undistributed earnings of $9.3 million of the Company’s Canadian based foreign subsidiaries. The Company intends to permanently invest these earnings in its foreign operations.

At November 30, 2006, the Company had approximately $78 million of federal tax operating loss carryforwards available to offset future taxable income; in general, the substantial portion of such carryforwards must be utilized within fifteen years of incurring the net operating loss. The loss carryforwards for years prior to 2001 aggregate approximately $58 million of which $56 million expire in the 2007-2009 period and $2 million will expire in 2010. Fully utilizing the $56 million of available operating loss carryforwards expiring by the end of fiscal 2009 would require average annual taxable earnings of approximately $19 million over the 2007-2009 period. The estimated $13 million of tax operating losses attributable to the fiscal year ended November 30, 2001 will be available for utilization through November 30, 2021 and the $7 million of tax operating losses attributable to the fiscal year ended November 30, 2002 will be available for utilization through November 30, 2022. AMT tax credit carryforwards of $6.2 million can be carried forward indefinitely.

NOTE 8—Commitments and Contingencies

The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

At November 30, 2006, total minimum rentals under noncancellable operating leases were as follows (000’s omitted):

Year	Amount
2007	$13,131
2008	12,982
2009	12,216
2010	10,532
2011	8,362
Thereafter	28,267

Total minimum rentals due	$85,490

Rental expense, including rentals under short term leases, aggregated $14.6 million, $13.8 million and $11.6 million in fiscal 2006, 2005 and 2004, respectively.

Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base amount. Total rental expense includes such base amounts and the additional expense payments.

At November 30, 2006, the Company had approximately $20 million of letters of credit outstanding relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $3.9 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements.

In fiscal 2005, the Company completed a significant modernization of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, at a cost of $8.0 million. In connection with this project, the Company entered into agreements with various local and state governmental agencies, in which such agencies agreed to reimburse the Company $5.0 million of the renovation costs in the form of participating grants; an additional $.7 million was received related to this modernization from non-governmental sources. As of November 30, 2006, $5.6 million of reimbursements had been received. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

The Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the agreements currently in place, the Company has minimum obligations of approximately $15 million in 2007, $15 million in

2008, $9 million in 2009, $4 million in 2010 and $2 million in 2011. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $2 million.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Additional cash purchase consideration is payable to the extent that Sweater.com, Simply Blue and/or Misook achieve certain specified financial performance targets over a five-year period commencing December 1, 2006 for Sweater.com, December 1, 2005 for Simply Blue and August 1, 2004 for Misook. These additional contingent cash purchase considerations are calculated based on a formula applied to the respective operating results of each entity. A minimum level of performance, as defined in each purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. Regarding Misook, at the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid applicable to the five year period following the acquisition; the additional consideration applicable to fiscal 2006 was approximately $4.7 million and has been recorded in Accrued Expenses. Regarding Simply Blue, annualized operating earnings, as defined, of at least $6.7 million would result in additional annual consideration of $1.3 million applicable to the five year period commencing December 1, 2005. The additional consideration applicable to Simply Blue for fiscal 2006 was approximately $1.7 million and has been recorded as an increase in Goodwill and Accrued Expenses. Regarding Sweater.com, annualized operating earnings as defined of at least $2.0 million would result in annual consideration of $.5 million applicable to the five year period commencing December 1, 2006. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price associated with these acquisitions.

NOTE 9—Employee Benefits

Pension Plans

The Company’s principal pension plan is a non-contributory defined benefit pension plan covering substantially all eligible U.S. non-union employees who have elected to participate in the plan and who participate in the Company’s defined contribution plan, as well as certain union employees who participate pursuant to the terms of collective bargaining agreements. Non-union employees hired subsequent to March 31, 2003 are not eligible to participate in the principal Company sponsored pension plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts per year of credited service. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was $220,000 for 2006, $210,000 for 2005 and $205,000 for 2004 and is subject to indexing increases in subsequent years. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis. The Company also sponsors a non-contributory defined benefit pension plan for its non-union Canadian employees.

The Company’s non-qualified supplemental pension plan, which covers certain U.S. employees, provides for incremental pension payments from the Company’s funds, so that total pension payments equal amounts that would have been payable from the Company’s principal pension plan but for limitations imposed by income tax regulations.

Company contributions to its pension plans are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. The Company contributed $7.9 million to its pension plans during fiscal 2006, $7.2 million during fiscal 2005 and $9.9 million during fiscal 2004. Also, the Company contributed $1.2 million, $.4 million and $.6 million in 2006, 2005 and 2004, respectively, to trusts for one employee in 2006 and 2005 and for two employees in 2004 related to the non-qualified supplemental pension plan.

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three years ended November 30, 2006 were as follows (000’s omitted):

	2006	2005	2004
Service cost	$5,195	$5,317	$4,676
Interest cost	14,515	14,514	14,416
Expected return on plan assets	(19,644)	(18,943)	(15,883)
Recognized net actuarial (gain) loss	50	(720)	43
Net amortization	3,464	3,386	3,386

Net periodic pension expense	$3,580	$3,554	$6,638

The decrease in pension expense in 2005 from 2004 was principally attributable to the plan eligibility changes effective in 2003, a higher than expected dollar return on plan assets due to a higher market value of plan assets, and the freezing of benefits in 2005 applicable to the pension plan of one of the Company’s subsidiaries, offset in part by the effect of a lower interest rate utilized to calculate pension liabilities in 2005 compared to 2004.

The following sets forth the information related to the change in the benefit obligation and change in plan assets for the Company’s defined benefit and non-qualified supplemental pension plans at November 30 (000’s omitted):

	November 30,
	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$270,330	$258,941
Service cost	5,195	5,317
Interest cost	14,515	14,514
Actuarial loss	1,251	7,496
Other changes in benefit obligation	—	(890)
Benefits paid	(15,308)	(15,048)

Benefit obligation at end of year	275,983	270,330

Change in Plan Assets
Fair value of plan assets at beginning of year	231,690	223,803
Employer contributions	9,147	7,571
Actual return on plan assets	30,592	15,364
Benefits paid	(15,308)	(15,048)

Fair value of plan assets at end of year	256,121	231,690

Funded status	(19,862)	(38,640)
Unrecognized net actuarial loss	15,921	25,668
Unrecognized prior service cost	32,182	35,646

Net amount recognized	$28,241	$22,674

Recorded as follows:
Accrued pension liability	$(8,309)	$(29,445)
Prepaid/intangible pension asset	36,550	35,963
Deferred tax asset on accumulated other comprehensive loss	—	6,261
Accumulated other comprehensive loss	—	9,895

Net amount recognized	$28,241	$22,674

The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2006, 2005 and 2004 were $257 million, $256 million and $244 million, respectively. The accumulated benefit obligation represents the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows (000’s omitted):

	November 30,
	2006	2005
Projected benefit obligation	$9,694	$270,330
Accumulated benefit obligation	5,214	255,812
Fair value of plan assets	1,798	231,690

At November 30, 2006, the assets of the Company’s principal pension plan, which were less than the accumulated benefit obligation as of November 30, 2005, exceeded the plan’s accumulated benefit obligation and the Company was not required to record a minimum pension liability and offsetting intangible pension asset, deferred tax and charge to accumulated other comprehensive income in its financial statements.

Additional information (000’s omitted):

	November 30,
	2006	2005
(Increase) decrease in minimum liability, net of tax, included in other comprehensive income	$9,895	$(6,470)

The weighted-average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the three years ending November 30, 2006 were:

	2006	2005	2004
Net periodic benefit cost:
Discount rate	5.50%	5.75%	6.25%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Plan obligations:
Discount rate	5.50%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%

In determining the discount rate, the Company utilizes the yield on high-quality fixed-income investments, principally those representing the AA bond rating, adjusted for the average duration of the pension obligations. In determining the expected long-term rate of return on plan assets, the Company considers the investment allocation of plan assets along with the long-term return rates (both historical and anticipated) of equity, fixed-income and alternative investments as an indicator of future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets are factored into the determination of asset return assumptions. Salary increase assumptions are based upon historical experience and anticipated future management actions. The RP2000 Blended Healthy Employees and Retiree Tables were used for mortality assumptions at November 30, 2006.

The Company’s investment asset allocation ranges for each major asset class and the actual asset allocations at November 30, 2006 and 2005 by asset category are as follows:

		Plan Assets at November 30,
	Expected Range	2006	2005
Asset Category
Equity securities	65% - 80%	78%	79%
Debt securities	15% - 25%	12%	12%
Cash	2% - 5%	3%	2%
Real Estate/Other	5% - 10%	7%	7%

Total		100%	100%

The plans’ assets consist primarily of publicly traded common stocks and corporate debt instruments, or funds which invest in those securities. Venture capital funds and private equity funds, representing approximately 5% of plan assets at November 30, 2006, are included in the Real Estate/Other caption above. Plan assets attributable to the Company’s non-U.S. pension plan represent approximately $7 million of the total $256 million of aggregate assets of the Company’s pension plans. The target asset allocation is generally at the midpoint of the expected range noted above. The actual asset allocation at any specific date may vary from the expected range due to market conditions and other factors, such as market appreciation in one asset category relative to the other asset categories. At November 30, 2006, plan assets included approximately 2.4 million shares of the Company’s common stock with a market value of approximately $15.6 million. The market related value of plan assets is determined using fair value as of each November 30.

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

The Company makes periodic cash contributions to its defined benefit plans within the minimum and maximum amounts as prescribed for the jurisdictions in which the Company operates. During fiscal 2007, the Company expects to contribute within a range of $8 million to $10 million to its pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Amount
2007	$15.5
2008	15.4
2009	15.7
2010	16.0
2011	16.3
2012 - 2016	95.6

The Company’s Canadian operation also makes collectively-bargained payments to a group registered retirement savings plan (similar to a defined contribution plan) which is not administered by the Company’s

Canadian operation. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the Company’s Canadian operation. Annual expense relating to this plan was approximately $.3 million in 2006, 2005 and 2004.

Savings Investment and Stock Ownership Plan

The Company offers a qualified defined contribution plan, the Hartmarx Savings Investment and Stock Ownership Plan (“SIPSOP”), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. SIPSOP is available to most non-union U.S. employees. Eligible participants in SIPSOP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Participation in SIPSOP is required to earn retirement benefits for eligible employees under the Company’s principal pension plan for employees hired prior to April 2003. An employer contribution is made based on the employee’s level of participation, and is invested in common stock of the Company, although participants age 55 and over can elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. Effective July 1, 2003, the employer contribution was increased to forty-five percent from forty percent of the first 6% of earnings contributed by the employee. Effective July 1, 2004, the employer contribution was increased to fifty percent of the first 6% of earnings contributed by the employee. The Company’s expense is based upon the cost and market value of shares allocated to employees’ accounts. The Company’s annual expense and annual contributions were $1.2 million in 2006 and 2005, and $1.1 million in 2004. At November 30, 2006, the assets of SIPSOP funds had a market value of approximately $78.8 million, of which approximately $14.3 million was invested in 2,166,102 shares of the Company’s common stock.

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

NOTE 10—Stock Option Plans and Restricted Stock

The Company has in effect the 1998 Incentive Stock Plan (“1998 Plan”), the 2003 Incentive Stock Plan (“2003 Plan”), the 2006 Incentive Stock Plan (“2006 Plan”) (collectively, the “Employee Plans”), the 1995 Stock Plan for Non-Employee Directors (“1995 Director Plan”) and the 2006 Stock Compensation Plan for Non-Employee Directors (“2006 Director Plan”) (collectively, the “Director Plans”) under which officers, key employees and directors (with respect to the 2006 Director Plan) may be granted options to purchase the Company’s common stock at prices equal to or exceeding the fair market value at the date of grant. The 2006 Director Plan also allows for the awarding of Deferred Director Stock Awards to non-employee directors. Options granted to employees in 2006 and 2005 have five year terms. Options granted to employees in 2004 and prior years and outstanding at November 30, 2006 have ten year terms. Options granted to employees are priced at the average of the high and low of the Company’s stock price on the day of the award as approved by the Compensation and Stock Option Committee of the Board of Directors. Fair market value option awards to outside directors are priced at the average of the high and the low of the Company’s stock price on the date of the award, usually the day of the Company’s annual meeting of shareholders. Options granted to employees under the Employee Plans generally become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date; however, for participants employed by the Company for at least three years on the first anniversary of the grant date, all or any portion of the options granted are exercisable beginning on the first anniversary of the date of grant. For participants employed by the Company for at least two years but less than three years on the first anniversary of the grant date, two-thirds of the options granted are exercisable beginning one year after the date of grant. No additional grants will be made under the 1998 and 2003 Plans. Following stockholder approval of the 2006 Incentive Stock Plan in April 2006, shares covered by grants or awards under the terms of the 1998 or 2003 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 2006 Plan and will become available for grants under the 2006 Plan. Options granted under the 2006 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation and Stock Option Committee of the Board of Directors.

The Employee Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the stock option, which allows the holder to receive cash, stock or a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998, 2003 and 2006 Plans may be paid in cash; in the case of stock appreciation rights granted in tandem with a stock option, the cash payment under the 1998 Plan and the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights outstanding at November 30, 2006 or November 30, 2005. The Employee Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted. The 2006 Plan also allows for the granting of restricted stock units enabling the holder to receive awards of common stock subject to terms and conditions specified at the time such an award is granted.

As of November 30, 2006, there are 791,700 options outstanding under the 1998 Plan, 1,008,250 options outstanding under the 2003 Plan and 10,000 options outstanding under the 2006 Plan.

Information regarding employee stock option activity for the year ended November 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value(1) (000’s omitted)
Balance at November 30, 2005	1,659,840	$4.57
Granted	370,500	7.90
Exercised	(195,393)	3.09
Expired or forfeited	(24,997)	6.76

Balance at November 30, 2006	1,809,950	$5.38	4.15	$3,380

Exercisable at November 30, 2006	1,405,336	$4.65	4.16	$3,379

(1)	Based on the difference between the closing market price on the last trading day of the year and the grant price of in-the-money options.

Stock compensation expense recognized by the Company for the year ended November 30, 2006 related to employee stock option awards and principally included in Selling, General and Administrative Expense in the Consolidated Statement of Earnings was approximately $1.4 million pre-tax and $.9 million after-tax.

Shares issued upon the exercise of stock options are normally from authorized but unissued common shares of the Company. However, to the extent that the Company has treasury shares outstanding, such shares may be reissued upon the exercise of stock options.

Information on employee stock options outstanding and exercisable at November 30, 2006 is as follows:

		Weighted Average			Weighted Average
Range of Prices	Number Outstanding	Remaining Life in Years	Price	Number Exercisable	Remaining Life in Years	Price
$2.50 to $2.64	619,000	4.8	$2.54	619,000	4.8	$2.54
$3.28 to $4.30	341,700	4.5	$4.00	341,206	4.4	$4.00
$7.26 to $9.54	849,250	3.5	$8.00	445,130	3.0	$8.06

	1,809,950	4.2	$5.38	1,405,336		$4.65

A summary of the status of the Company’s nonvested stock options as of November 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
November 30, 2005	487,845	$3.44
Granted	370,500	$2.97
Vested	(444,487)	$3.44
Expired or forfeited	(9,244)	$3.25

November 30, 2006	404,614	$3.01

The fair value of options vested in fiscal 2006 was $1.529 million.

As of November 30, 2006 there was approximately $.3 million of unrecognized compensation cost related to nonvested stock options which is expected to be recognized in fiscal 2007.

On December 1, 2006, the Company granted 322,000 employee stock options.

With respect to the Company’s long term incentive plan restricted stock awards pursuant to the 1998, 2003 and 2006 Plans, compensation expense is measured at fair value on the date of grant based on the number of shares awarded and the quoted market price of the Company’s stock. The Company has assumed no forfeitures. In accordance with SFAS No. 123(R), Unearned Employee Benefits, which had previously been reported as a separate component of Shareholders’ Equity, is now included in Capital Surplus. Restricted stock awards vest at the earlier of five years from the date of grant, retirement at age 65 or the Company’s share price exceeding performance measures established at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price for thirty consecutive days. The restricted stock awards resulted in compensation expense included in Selling, General and Administrative Expense of $.7 million in fiscal 2006, $.4 million in fiscal 2005 and $1.4 million in fiscal 2004.

As of November 30, 2006, unrecognized compensation cost associated with restricted stock awards was approximately $3.0 million, which will be recognized as follows: $.9 million in 2007, $.8 million in 2008, $.8 million in 2009, $.4 million in 2010 and $.1 million in 2011. However, if the vesting thresholds are achieved prior to the end of the five year term, the related compensation expense will be accelerated.

Information regarding long term incentive plan restricted stock awards for the year ended November 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance November 30, 2005	387,500	$8.60
Granted	155,500	$6.44
Forfeited	(6,500)	$9.33

Balance November 30, 2006	536,500	$7.96

At November 30, 2006, none of the outstanding restricted stock awards were vested. The vesting threshold for restricted stock awards outstanding is as follows:

Number of Shares	Vesting Threshold	Latest Vesting Date
194,500	$11.00	August 4, 2009
186,500	$14.00	August 3, 2010
155,500	$10.00	August 8, 2011

The Director Plans provide for possible annual grants of Director Dollar Stock Options (“DDSO”) to non-employee members of the Board of Directors at market value on the date of grant. In addition, under the 1995 Director Plan, each non-employee director had the right to make an irrevocable election to receive a DDSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00, and the exercise price is $1.00. DDSOs are exercisable in full six months after the date of grant or earlier in the event of death or disability. Under the 2006 Director Plan, upon election to the Board by stockholders at an annual meeting (or re-election, as the case may be) each non-employee director is entitled to receive a stock option grant of 5,000 options at the fair market value on the date of grant; no DDSOs may be granted under the 2006 Director Plan. Under the 2006 Director Plan, an option is forfeited if Board service terminates before the option vests (six months after grant). Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award (“DDSA”) equal to the number of DDSA units computed by dividing the director’s annual retainer by the fair market value of a share on the date of the annual meeting. Pursuant to the terms of the 2006 Director Plan, each non-employee director receives a DDSA award upon election to the Board by stockholders at an annual meeting (or re-election, as the case may be). Prior to 1998, each non-employee director received a DDSA equal to 150 units. A DDSA unit equals one share of the Company’s common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DDSOs and DDSA units and allocated to directors’ respective accounts in accordance with the terms of the Director Plans. DDSOs are charged to expense at the time the director elects to receive the DDSO. DDSAs vest at the time of grant and are charged to expense at the time the grant is made to the director. Dividend equivalents, if any, would be charged to expense at the time the dividend would be declared. In accordance with SFAS No. 123(R), DDSAs, which had previously been reported in non-current liabilities, are now included in Capital Surplus.

Stock compensation expense related to non-employee director stock options and DDSAs and included in Selling, General and Administrative Expense in the Consolidated Statement of Earnings for fiscal 2006 was approximately $.29 million pre-tax and approximately $.17 million after tax.

The fair value of options granted to directors in 2006 was calculated to be $3.15 per share, using the same option valuation model and assumptions similar to those for employee stock option awards.

For fiscal 2005 and 2004, stock compensation expense included in Selling, General and Administrative Expense related to DDSAs was $.16 million pre-tax and $.10 million after-tax. No fair value or DDSOs were granted to non-employee directors in fiscal 2005 or fiscal 2004.

Information regarding director stock option activity for the year ended November 30, 2006 is as follows:

	2006
	Shares	Weighted Average Price
Balance November 30, 2005	130,748	$2.89
Grants:
Fair market value options	40,000	8.38
DDSA	19,096	—
Exercises:
$1.00 Option	(7,568)	1.00
Fair market value options	(10,889)	5.63

Balance November 30, 2006	171,387	$3.76

	Shares	Weighted Average Price	Remaining Contractual Term	Aggregate Intrinsic Value (000’s omitted)
Balance at November 30, 2006 consists of:
$1.00 Option	21,335	$1.00	1.6	$119

DDSA	65,537	—	—	—
Fair market value options	84,515	7.37	2.9	$35

	171,387	$3.76

At November 30, 2006, 216,526 shares were available for future director stock options and DDSAs (25,622 at November 30, 2005.)

For the three years ended November 30, 2006, the total intrinsic value for awards exercised, representing the difference between the underlying stock’s market price and the exercise price for options exercised or for restricted stock awards and the difference between the underlying stock market price and the value of the restricted stock award on the day the restricted stock award vested, was as follows (000’s omitted):

	Year Ended November 30,
	2006	2005	2004
Intrinsic value:
Stock options	$954	$3,755	$2,946
Restricted stock awards	—	—	1,082

	$954	$3,755	$4,028

Tax benefit realized from option or award exercise under all share based arrangements	$363	$1,455	$1,591

At November 30, 2006, 2,517,837 shares were reserved for options and restricted stock awards outstanding, and 1,826,930 shares were available for future stock options and/or restricted stock awards (821,433 shares available at November 30, 2005).

NOTE 11—Share Repurchase Authorization

In October 2005, the Company’s Board of Directors authorized a share repurchase program to acquire up to two million of the Company’s common shares, representing approximately 5% of the Company’s outstanding shares as of November 30, 2005. Repurchases have been made from time to time in open market transactions commencing in April 2006 based on prevailing market conditions and other factors. This authorization expires on December 31, 2007. Through November 30, 2006, 1,167,800 shares have been repurchased at a cost of approximately $7.9 million (average cost of $6.74 per share).

NOTE 12—Other Comprehensive Income

The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income (loss) in each year was as follows (000’s omitted):

	Pre-tax	Tax	After-Tax
Year ended November 30, 2006
Minimum pension liability	$16,157	$(6,262)	$9,895
Fair value of foreign exchange contracts	(2)	1	(1)
Foreign currency translation adjustment	257	—	257

	$16,412	$(6,261)	$10,151

Year ended November 30, 2005
Minimum pension liability	$(10,494)	$4,024	$(6,470)
Fair value of foreign exchange contracts	(192)	70	(122)
Foreign currency translation adjustment	386	—	386

	$(10,300)	$4,094	$(6,206)

Year ended November 30, 2004
Minimum pension liability	$13,733	$(5,423)	$8,310
Fair value of foreign exchange contracts	(255)	129	(126)
Foreign currency translation adjustment	1,306	188	1,494

	$14,784	$(5,106)	$9,678

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000’s omitted):

	Minimum Pension Liability	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance Nov. 30, 2003	$(11,735)	$249	$286	$(11,200)
Change in fiscal 2004	8,310	(126)	1,494	9,678

Balance Nov. 30, 2004	(3,425)	123	1,780	(1,522)
Change in fiscal 2005	(6,470)	(122)	386	(6,206)

Balance Nov. 30, 2005	(9,895)	1	2,166	(7,728)
Change in fiscal 2006	9,895	(1)	257	10,151

Balance Nov. 30, 2006	$—	$—	$2,423	$2,423

NOTE 13—Operating Segment Information

The Company is engaged in the manufacturing and marketing of apparel and has two operating segments for purposes of allocating resources and assessing performance, which are based on products distributed. The Company’s customers comprise major department and specialty stores, value oriented retailers and direct mail companies. Products are sold over a wide range of price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Company’s operations are comprised of the Men’s Apparel Group and Women’s Apparel Group. The Men’s Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to both retailers and to individuals who purchase women’s apparel through its catalogs and e-commerce websites.

Information on the Company’s operations for the three years ended November 30, 2006 is summarized as follows (in millions):

2006	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$479.7	$118.2	$—	$597.9
Earnings (loss) before taxes	23.4	12.2	(23.8)	11.8
Total assets at year end	286.9	98.6	87.6	473.1
Depreciation and amortization	5.5	0.8	—	6.3
Property additions	3.1	0.4	0.1	3.6

2005	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$511.1	$87.1	$—	$598.2
Earnings (loss) before taxes	51.3	8.9	(21.8)	38.4
Total assets at year end	312.4	87.0	95.2	494.6
Depreciation and amortization	4.5	0.6	—	5.1
Property additions	12.8	0.9	0.1	13.8

2004	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$506.7	$79.7	$—	$586.4
Earnings (loss) before taxes	41.0	7.5	(22.6)	25.9
Total assets at year end	274.8	66.5	107.2	448.5
Depreciation and amortization	5.0	0.5	0.1	5.6
Property additions	3.8	0.4	—	4.2

During the years ended November 30, 2006, 2005 and 2004, there was $.3 million, $.1 million and $.4 million of sales, respectively, from the Men’s Apparel Group to the Women’s Apparel Group. These sales have been eliminated from Men’s Apparel Group sales. During all periods, there was no change in the basis of measurement of group earnings or loss.

Operating expenses incurred by the Company in generating sales are charged against the respective group; indirect operating expenses are allocated to the groups benefitted. Group results exclude any allocation of general corporate expense, interest expense or income taxes.

Amounts included in the “adjustment” column for earnings (loss) before taxes consist principally of interest expense and general corporate expenses. Adjustments of total assets are for cash, deferred income taxes, investments, other assets, corporate properties and the prepaid/intangible pension asset. Adjustments of depreciation and amortization and net property additions are for corporate properties.

The decline in Men’s Apparel Group 2006 earnings before taxes compared to 2005 was largely attributable to the moderate priced tailored clothing and pant product categories marketed principally to the mainstream department store channel, reflecting, among other things, wholesale pricing and allowance pressures from certain large retailers and their increases of direct sourcing of apparel products, including tailored clothing. Men’s Apparel Group domestic tailored clothing manufacturing levels overall were lower compared to the prior year, resulting in under utilization of manufacturing and sourcing capacities and the related operational inefficiencies incurred as off-shore sourcing and domestic production levels were scaled down and losses were incurred associated with inventory liquidations. During 2006, the closings of one pant manufacturing facility, one coat sewing facility and one cutting facility were announced; these closings were completed in December 2006. Related sales, administrative and staffing levels were also reduced. The facility closing actions and related employee reductions included one-time costs of $3.0 million charged to earnings, comprising severance ($1.6 million), facility impairment ($.6 million) and other costs ($.8 million). As of November 30, 2006, $.5 million of the severance was paid, with the remainder expected to be paid during the first quarter of fiscal 2007.

Sales and long-lived assets by geographic region are as follows (in millions):

	Sales Years Ended November 30,			Long-Lived Assets November 30,
	2006	2005	2004	2006	2005
USA	$574.6	$576.1	$569.0	$159.4	$152.4
Canada	21.8	20.5	15.8	3.2	3.0
All Other	1.5	1.6	1.6	—	0.1

	$597.9	$598.2	$586.4	$162.6	$155.5

Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than USA or Canada are included in All Other.

Long-lived assets includes the prepaid/intangible pension asset, net properties, goodwill, intangible assets and other assets.

NOTE 14—Revisions

Certain prior year amounts related to Capital Surplus and Retained Earnings have been revised to conform to the current period presentation as follows (000’s omitted). These revisions had no impact on reported net shareholders’ equity, net earnings, or compliance with debt covenants.

	Capital Surplus	Retained Earnings
Balance at November 30, 2003, as reported	$65,642	$55,275
Revision of losses associated with reissuance of treasury shares	13,216	(13,216)

Balance at November 30, 2003, as revised	78,858	42,059
Net earnings for the year	—	15,865
Shares issued, primarily to employee benefit plans	156	—
Long-term incentive plan awards, net of forfeitures	900	—
Stock options exercised	(156)	(1,417)
Vesting of restricted stock awards	—	(2,932)
Tax effect of option exercises and vesting of restricted stock awards	1,591	—

Balance at November 30, 2004, as revised	81,349	53,575
Net earnings for the year	—	23,555
Shares issued to employee benefit plans	948	—
Long-term incentive plan awards, net of forfeitures	1,417	—
Stock options exercised	1,179	—
Tax effect of option exercises	1,455	—

Balance at November 30, 2005, as revised	$86,348	$77,130

Quarterly Financial Summary (Unaudited)

Unaudited quarterly financial data for the fiscal years ended November 30, 2006 and 2005 are as follows (000’s omitted, except per share data):

Year Ended November 30, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$144,204	$152,566	$137,691	$163,429
Gross profit	48,295	49,644	47,545	47,788
Net earnings	2,585	3,880	490	331
Diluted earnings per share	.07	.10	.01	.01

Year Ended November 30, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$143,822	$145,742	$152,134	$156,469
Gross profit	48,164	50,577	50,376	53,370
Net earnings	4,205	5,425	6,585	7,340
Diluted earnings per share	.11	.15	.18	.20

The results of operations of Sweater.com and Simply Blue are included in the consolidated financial statements from the acquisition dates of August 29, 2006 and October 31, 2005, respectively.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9-A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2006 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of November 30, 2006 based on criteria in Internal Control—Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Management has excluded certain elements of the internal control over financial reporting of Sweater.com from its assessment of internal control over financial reporting as of November 30, 2006, because it was acquired by the Company in a purchase business combination during 2006. Subsequent to the acquisition, certain elements of Sweater.com’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2006. The excluded elements represent controls over accounts that are less than 1% of consolidated total assets and consolidated net sales as of and for the year ended November 30, 2006.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended November 30, 2006 that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Item  9-B—Other Information

None

PART III

Item 10—Directors, Executive Officers of the Registrant and Corporate Governance

Information contained in the Proxy Statement for the 2007 Annual Meeting under the caption “Information About Nominees For Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11—Executive Compensation

Information contained in the Proxy Statement for the 2007 Annual Meeting under the captions “Executive Officer Compensation” and “Director Compensation” is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information*

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,517,837	$5.91	2,043,456
Equity compensation plans not approved by security holders	—	—	—

Total	2,517,837	$5.91	2,043,456

*	As of November 30, 2006.

Information contained in the Proxy Statement for the 2007 Annual Meeting under the captions “Security Ownership of Directors and Officers” and “Ownership of Common Stock” is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions and Director Independence

Information contained in the Proxy Statement for the 2007 Annual Meeting under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

Information contained in the Proxy Statement for the 2007 Annual Meeting under the captions “PricewaterhouseCoopers LLP Fees and Services” and “Pre-Approval of Non-Audit Services” is incorporated herein by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 26 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedule

Financial Statement Schedule for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 26 are filed as part of this Annual Report.

(a)(3) See the “Index to Exhibits” set forth below.

HARTMARX CORPORATION

Index to Exhibits

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 2-A	Purchase Agreement dated August 10, 2001 by and among CAG Acquisition Corp., Consolidated Apparel Group, LLC and Perry Wolfman (Exhibit 2.1 to the Current Report on Form 8-K filed August 17, 2001), (1).

* 2-B	Purchase Agreement dated June 25, 2004 by and among EM Acquisition Corp., Hartmarx Corporation, Exclusively Misook, Inc., Misook Doolittle and Harry Doolittle (Exhibit 2.1 to the Current Report on Form 8-K filed July 23, 2004), (1).

* 2-C	Purchase Agreement dated October 31, 2005 by and among SB Acquisition Corp., Hartmarx Corporation, Simply Blue, Inc., Seymour J. Blue, LLC, Melvin T. Matsui, Barbara J. Matsui and Thomas Hermann (Exhibit 2.1 to the Current Report on Form 8-K filed November 2, 2005), (1).

* 2-D	Purchase Agreement dated August 29, 2006 by and among SC Acquisition Corp., Sweater.com, Inc., NYC Sweaters, Inc., Bruce Gifford and Daniel Jaffee (Exhibit 2.1 to the Current Report on Form 8-K filed September 5, 2006), (1).

* 3-A	Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-1	Certificate of Amendment for increase in authorized shares of Common Stock (Exhibit 3-A-2 to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-2	Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation Law §102(b)(7) (Exhibit 3-A-3 to Form 10-K for the year ended November 30, 1993), (1).

* 3-B	By-laws of the Company, as amended to the date hereof (Exhibit 3-B to Form 10-K for the year ended November 30, 2004), (1).

* 4-C-1	Loan and Security Agreement, dated as of August 30, 2002 (Exhibit 4-C-1 to Form 10-Q for the quarter ended August 31, 2002), (1).

* 4-C-2	Amendment No. 1 to Loan and Security Agreement, dated as of February 25, 2003. (Exhibit 4-C-2 to Form 10-K for the year ended November 30, 2002), (1).

* 4-C-3	Amendment No. 2 to Loan and Security Agreement dated as of July 22, 2004. (Exhibit 4-C-3 to Form 10-K for the year ended November 30, 2004), (1).

* 4-C-4	Amendment No. 3 to Loan and Security Agreement dated as of January 3, 2005. (Exhibit 4-C-3 to Form 8-K filed on January 5, 2005), (1).

* 4-C-5	Amendment No. 4 to Loan and Security Agreement dated as of October 31, 2005 (Exhibit 4-C-5 to Form 10-K for the year ended November 30, 2005), (1).

4-C-6	Amendment No. 5 to Loan and Security Agreement dated as of September 29, 2006.

* 10-A-1	Hartmarx Corporation 2006 Incentive Stock Plan (Exhibit A to definitive proxy statement for the 2006 Annual Meeting of Stockholders filed on February 24, 2006), (1). **

* 10-A-2	Hartmarx Corporation 2006 Stock Compensation Plan for Non-Employee Directors (Exhibit B to definitive proxy statement for the 2006 Annual Meeting of Stockholders filed on February 24, 2006), (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-A-3	Form of Employee Stock Option (Non-qualified) Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-3 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-A-4	Form of Incentive Stock Option Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-4 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-A-5	Form of Restricted Stock Award Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-5 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-A-6	Form of Restricted Stock Unit Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-6 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-A-7	Form of Director Stock Option (Non-Qualified) Grant Document Under the 2006 Stock Compensation Plan for Non-Employee Directors (Exhibit 10-A-7 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-B-1	Hartmarx Management Incentive Plan (Exhibit A to Proxy Statement of the Company relating to the 2004 Annual Meeting), (1). **

* 10-C-1	Description of Hartmarx Long Term Incentive Plan (information included under the caption “Report of Compensation and Stock Option Committee—Executive Compensation Program - Long-Term Incentives” in the Proxy Statement of the Company relating to the 2006 Annual Meeting), (1). **

* 10-C-2	Description of Long-Term EBIT Bonus Plan 2006-2007-2008 Established Under the Management Incentive Plan (Exhibit 10-C-3 to Form 10-Q for the period ended February 28, 2006), (1). **

* 10-D-1	Form of Deferred Compensation Agreement, as amended, between the Company and Director Farley (Exhibit 10-D-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-D-2	Form of First Amendment to Director Deferred Compensation Agreement between the Company and Director Farley (Exhibit 10-D-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-D-3	Consulting Agreement dated April 15, 2004 between the Company and Elbert O. Hand (Exhibit 10-D-3 to Form 10-Q for the period ended May 31, 2004), (1). **

* 10-E-1	Form of Deferred Compensation Agreement, as amended, between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-E-2	Form of First Amendment to Executive Deferred Compensation Agreement between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-F-1	Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-F-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-F-2	Employment Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-F-3 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-F-3	Letter Amendment dated April 11, 2002 to Employment Agreement and Severance Agreement between the Company and Homi B. Patel (Exhibit 10-F-5 to Form 10-Q for the quarter ended May 31, 2002), (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-F-4	Letter Amendment dated August 8, 2002 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-5 to Form 10-Q for the quarter ended August 31, 2002), (1). **

* 10-F-5	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-5 to Form 10-K for the year ended November 30, 2004), (1). **

* 10-F-6	Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-6 to Form 10-Q for the quarter ended August 31, 2002), (1). **

* 10-F-7	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Taras R. Proczko (Exhibit 10-F-7 to Form 10-K for the year ended November 30, 2004), (1). **

* 10-F-8	Letter Amendment dated March 10, 2005 to Employment and Severance Agreement between the Company and Homi B. Patel (Exhibit 10-F-1 to Form 8-K dated March 14, 2005), (1). **

* 10-F-9	Letter Amendment dated June 30, 2005 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-8 to Form 10-Q for the period ended May 31, 2005), (1). **

* 10-F-10	Letter Amendment dated December 27, 2005 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-9 to Form 8-K filed on December 27, 2005), (1). **

* 10-F-11	Letter Amendment dated December 27, 2005 to Employment Agreement between the Company and Taras R. Proczko (Exhibit 10-F-10 to Form 8-K filed on December 27, 2005), (1). **

* 10-G-1	Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-7 to Form 10-Q for the quarter ended August 31, 2002), (1). **

* 10-G-2	Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-G-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-G-3	Severance Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-G-3 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-G-4	Form of Severance Agreement between the Company and Executive Officers Raymond C. Giuriceo and Andrew A. Zahr (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-G-5	Letter Amendment dated January 24, 2007, to Amended and Restated Severance Agreement between the Company and Homi B. Patel (Exhibit 10-G-1 to Form 8-K filed on January 29, 2007), (1). **

* 10-G-6	Letter Amendment dated January 24, 2007, to Amended and Restated Severance Agreement between the Company and Glenn R. Morgan (Exhibit 10-G-2 to Form 8-K filed on January 29, 2007), (1). **

* 10-G-7	Letter Amendment dated January 24, 2007, to Severance Agreement between the Company and Taras R. Proczko (Exhibit 10-G-3 to Form 8-K filed on January 29, 2007), (1). **

* 10-H-1	Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Homi B. Patel (Exhibit 10-H-2 to Form 10-K for the year ended November 30, 1999), (1). **

* 10-H-2	First Amendment to Supplemental Benefit Compensation Agreement between the Company and Homi B. Patel, effective November 27, 2000 (Exhibit 10-H-4 to Form 10-K for the year ended November 30, 2000), (1).**

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-I	Form of Indemnity Agreement between the Company and Directors Anthony, Cole, Dollive, Farley, Hand, Jain, Patel, Rohlfs and Scott (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-J-1	Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **

* 10-J-2	Deferred Compensation Plan effective January 1, 2001 (Exhibit 10-J-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-J-3	Deferred Compensation Plan effective January 1, 2002 (Exhibit 10-J-3 to Form 10-K for the year ended November 30, 2001), (1). **

* 10-K-1	Retirement Income Security Plan effective January 1, 2006 (Exhibit 10-K-1 to Form 10-Q for the period ended August 31, 2006), (1). **

* 10-K-2	Retirement Income Security Plan Trust effective January 1, 2006 (Exhibit 10-K-2 to Form 10-Q for the period ended August 31, 2006), (1). **

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits incorporated herein by reference. (1) File No. 1-8501

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

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

Date: February 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ HOMI B. PATEL
Homi B. Patel
Chairman of the Board, President,
Chief Executive Officer, Director

	/S/ MICHAEL F. ANTHONY*		/s/ ELBERT O. HAND *
	Michael F. Anthony, Director		Elbert O. Hand, Director

	/S/ JEFFREY A. COLE *		/S/ DIPAK JAIN *
	Jeffrey A. Cole, Director		Dipak Jain, Director

	/s/ JAMES P. DOLLIVE*		/s/ MICHAEL B. ROHLFS *
	James P. Dollive, Director		Michael B. Rohlfs, Director

	/s/ RAYMOND F. FARLEY *		/s/ STUART L. SCOTT *
	Raymond F. Farley, Director		Stuart L. Scott, Director

	/S/ GLENN R. MORGAN		/s/ ANDREW A. ZAHR
	Glenn R. Morgan		Andrew A. Zahr
	Executive Vice President,		Vice President and Controller
	Chief Financial Officer		Principal Accounting Officer

By:	/s/ GLENN R. MORGAN	By:	/s/ TARAS R. PROCZKO
	Glenn R. Morgan		Taras R. Proczko

* Pursuant to Power of Attorney

Date: February 9, 2007

HARTMARX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED NOVEMBER 30, 2006, 2005 and 2004

(000’s Omitted)

	Fiscal Year Ended November 30,
Allowance for Doubtful Accounts	2006	2005	2004
Balance at beginning of year	$5,237	$6,735	$10,604
Charged to costs and expenses	1,820	1,590	2,039
Deductions from reserves(1)	(2,366)	(3,104)	(5,939)
Reserve related to acquired business	101	16	31

Balance at end of year	$4,792	$5,237	$6,735

	Fiscal Year Ended November 30,
Sales Return Reserve	2006	2005	2004
Balance at beginning of year	$8,455	$10,462	$8,733
Charged to sales(2)	50,395	47,109	45,991
Deductions from reserves(2)	(46,240)	(49,164)	(44,331)
Reserve related to acquired business	13	48	69

Balance at end of year	$12,623	$8,455	$10,462

	Fiscal Year Ended November 30,
Inventory Markdowns and Allowances	2006	2005	2004
Balance at beginning of year	$9,842	$7,703	$12,440
Charged to costs and expenses	4,942	4,882	2,544
Deductions from reserves	(3,812)	(2,743)	(7,281)
Other(3)	2,346	—	—

Balance at end of year	$13,318	$9,842	$7,703

(1)	Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.
(2)	Includes returns and exchanges related to women’s catalog operation.
(3)	Reclassification of certain inventory reserves previously netted against gross inventory accounts.

F-1