Form 10-Q
period 2007-02-28
HARTMARX CORP/DE
filed 2007-04-05
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2007

                                       or

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

_______________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer _____ Accelerated filer X  Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                  Yes _______     No    X

At March 31, 2007 there were 36,444,420 shares of the Company's common stock outstanding.

                                  Definitions

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the "Company" or "Hartmarx" means Hartmarx Corporation and its consolidated subsidiaries. The following terms represent:

        FASB                    Financial Accounting Standards Board
        SFAS                    Statement of Financial Accounting Standards
        FIN                     FASB Interpretation Number
        SEC                     Securities and Exchange Commission
        Zooey                   Zooey Apparel, Inc.
        Sweater.com             Sweater.com, Inc.
        Simply Blue             Simply Blue, Inc. and Seymour Blue, LLC
        Misook                  Exclusively Misook, Inc.

The following terms represent the period noted:

        Fiscal 2007 or 2007     Three months ended February 28, 2007
        Fiscal 2006 or 2006     Three months ended February 28, 2006

                              HARTMARX CORPORATION

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Unaudited Consolidated Statement of Earnings
               for the three months ended February 28, 2007
               and February 28, 2006.                                       4

               Unaudited Condensed Consolidated Balance Sheet
               as of February 28, 2007, November 30, 2006 and
               February 28, 2006.                                           5

               Unaudited Condensed Consolidated Statement of Cash Flows
               for the three months ended February 28, 2007
               and February 28, 2006.                                       7

               Notes to Unaudited Condensed Consolidated Financial
               Statements.                                                  8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               18

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk  24

    Item 4.    Controls and Procedures                                     25


Part II - OTHER INFORMATION

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds 27

    Item 6.    Exhibits                                                    27

    Signatures                                                             28

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                                       HARTMARX CORPORATION
                           UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                             (000's Omitted, except per share amounts)


                                                                  Three Months Ended
                                                                     February 28,
                                                      -------------------------------------------
                                                            2007                      2006
                                                      -----------------         -----------------

Net sales                                             $        120,045          $        144,204
Licensing and other income                                         483                       783
                                                      -----------------         -----------------
                                                               120,528                   144,987
                                                      -----------------         -----------------
Cost of goods sold                                              79,922                    95,909
Selling, general and administrative expenses                    43,879                    42,766
                                                      -----------------         -----------------
                                                               123,801                   138,675
                                                      -----------------         -----------------
Operating earnings (loss)                                       (3,273)                    6,312
Interest expense                                                 2,186                     2,107
                                                      -----------------         -----------------
Earnings (loss) before taxes                                    (5,459)                    4,205
Tax (provision) benefit                                          2,047                    (1,620)
                                                      -----------------         -----------------

Net earnings (loss)                                   $        (3,412)          $          2,585
                                                      =================         =================

Earnings (loss) per share:
       Basic                                          $          (.09)          $            .07
                                                      =================         =================
       Diluted                                        $          (.09)          $            .07
                                                      =================         =================

Dividends per common share                            $             -           $              -
                                                      =================         =================

Average shares outstanding:
       Basic                                                   36,043                     36,801
                                                      =================         =================
       Diluted                                                 36,043                     37,510
                                                      =================         =================


 (See accompanying notes to unaudited condensed consolidated financial statements)



                                       HARTMARX CORPORATION
                          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                              ASSETS
                                          (000's Omitted)

                                                             Feb. 28,          Nov. 30,           Feb. 28,
                                                              2007               2006               2006
                                                         --------------      -------------      --------------

CURRENT ASSETS
     Cash and cash equivalents                           $       3,881        $     2,304        $      2,395
     Accounts receivable, less allowance
         for doubtful accounts of $4,954,
         $4,792 and $5,559                                     101,428            113,688             138,272
     Inventories                                               166,031            146,440             162,826
     Prepaid expenses                                            9,005              8,708              10,499
     Deferred income taxes                                      24,133             21,990              25,068
                                                         --------------      -------------      --------------
         Total current assets                                  304,478            293,130             339,060
                                                         --------------      -------------      --------------

GOODWILL                                                        29,985             27,957              26,554
                                                         --------------      -------------      --------------

INTANGIBLE ASSETS                                               55,990             55,501              48,921
                                                         --------------      -------------      --------------

DEFERRED INCOME TAXES                                           17,322             17,322              22,602
                                                         --------------      -------------      --------------

OTHER ASSETS                                                    11,115              8,660               6,368
                                                         --------------      -------------      --------------

PREPAID / INTANGIBLE PENSION ASSET                              38,176             36,550              35,963
                                                         --------------      -------------      --------------

PROPERTIES
     Land                                                        1,883              1,883               1,883
     Buildings and building improvements                        42,747             42,676              43,976
     Furniture, fixtures and equipment                         103,923            103,667             104,216
     Leasehold improvements                                     28,273             28,183              28,179
                                                         --------------      -------------      --------------
                                                               176,826            176,409             178,254
     Accumulated depreciation and amortization                (143,372)          (142,445)           (141,447)
                                                         --------------      -------------      --------------
         Net properties                                         33,454             33,964              36,807
                                                         --------------      -------------      --------------
TOTAL ASSETS                                             $     490,520        $   473,084        $    516,275
                                                         ==============      =============      ==============


         (See accompanying notes to unaudited condensed consolidated financial statements)



                                       HARTMARX CORPORATION
                          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's Omitted, except share data)

                                                                Feb. 28,           Nov.30,             Feb. 28,
                                                                 2007               2006                 2006
                                                             --------------      -------------      --------------
CURRENT LIABILITIES
     Current portion of long-term debt                       $      25,050       $     25,040       $      24,742
     Accounts payable and accrued expenses                          71,310             70,105              63,255
                                                             --------------      -------------      --------------
         Total current liabilities                                  96,360             95,145              87,997
                                                             --------------      -------------      --------------

NON-CURRENT LIABILITIES                                             18,987             20,659              25,293
                                                             --------------      -------------      --------------

LONG-TERM DEBT                                                     109,275             88,315             123,270
                                                             --------------      -------------      --------------

ACCRUED PENSION LIABILITY                                            8,498              8,309              29,912
                                                             --------------      -------------      --------------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
        2,500,000 authorized and unissued                                -                  -                   -
     Common shares, $2.50 par value; 75,000,000
        shares authorized; 37,818,165 shares issued
        at February 28, 2007, 37,748,354 shares issued
        at November 30, 2006 and 37,228,276 shares
        issued at February 28, 2006.                                94,545             94,371              93,071
     Capital surplus (February 28, 2006 revised)                    88,261             87,322              84,402
     Retained earnings (February 28, 2006 revised)                  81,004             84,416              79,715
     Common shares in treasury, at cost
        1,259,648 shares at February 28, 2007,
        1,167,800 shares at November 30, 2006
        and 0 shares at February 28, 2006                           (8,489)            (7,876)                  -
     Accumulated other comprehensive income (loss)                   2,079              2,423              (7,385)
                                                             --------------      -------------      --------------
         Total shareholders' equity                                257,400            260,656             249,803
                                                             --------------      -------------      --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $     490,520       $    473,084       $     516,275
                                                             ==============      =============      ==============

         (See accompanying notes to unaudited condensed consolidated financial statements)


                                       HARTMARX CORPORATION
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                           OF CASH FLOWS
                                          (000's Omitted)

                                                                                     Three Months Ended
                                                                                        February 28,
                                                                          -----------------------------------
Increase (Decrease) in Cash and Cash Equivalents                              2007                  2006
                                                                          --------------       --------------
Cash Flows from operating activities:
      Net earnings (loss)                                                 $      (3,412)          $     2,585
      Reconciling items to adjust net earnings (loss) to
         net cash used in operating activities:
          Depreciation and amortization of fixed assets                           1,286                 1,365
          Amortization of intangible assets and long lived assets                 1,021                   945
          Stock compensation expense                                                698                   514
          Taxes and deferred taxes on earnings                                   (2,142)                1,200
          Changes in assets and liabilities:
              Accounts receivable, inventories, prepaid expenses
                   and other assets                                             (10,019)              (22,425)
              Accounts payable, accrued expenses and
                   non-current liabilities                                        1,453                (7,936)
                                                                          --------------       ---------------
Net cash used in operating activities                                           (11,115)              (23,752)
                                                                          --------------       ---------------

Cash Flows from investing activities:
      Capital expenditures                                                       (1,064)               (1,141)
      Payments made re: acquisitions                                             (7,672)               (3,754)
                                                                          --------------       ---------------
Net cash used in investing activities                                            (8,736)               (4,895)
                                                                          --------------       ---------------

Cash Flows from financing activities:
      Borrowings under Credit Facility                                           21,161                28,676
      Payment of other debt                                                        (191)                 (177)
      Grant proceeds related to facility modernization                                -                   183
      Change in checks drawn in excess of bank balances                             444                   588
      Proceeds from sale of shares to employee benefit plans
             and other equity transactions                                          401                   463
      Proceeds from exercise of stock options                                        16                    38
      Tax effect of option exercises                                                 (2)                   14
      Purchase of treasury shares                                                  (401)                    -
                                                                          --------------       ---------------
Net cash provided by financing activities                                        21,428                29,785
                                                                          --------------       ---------------
Net increase in cash and cash equivalents                                         1,577                 1,138
Cash and cash equivalents at beginning of period                                  2,304                 1,257
                                                                          --------------       ---------------
Cash and cash equivalents at end of period                                $       3,881           $     2,395
                                                                          ==============       ===============


         (See accompanying notes to unaudited condensed consolidated financial statements)

                             HARTMARX CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Principles of Consolidation

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented. Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year. The November 30, 2006 condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2006.

Note 2 - Per Share Information

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

                                                      Three Months Ended
                                                         February 28,
                                          -----------------------------------
                                                2007               2006
                                          --------------      ------------
Basic                                            36,043            36,801
Dilutive effect of:
         Stock options and awards                     -               643
         Restricted stock awards                      -                66
                                          --------------      -----------
Diluted                                          36,043            37,510
                                          ==============      ===========

For the three months ended February 28, 2007 and 2006, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share (000's omitted):

                                                      Three Months Ended
                                                         February 28,
                                          ------------------------------------
                                                2007               2006
                                          -----------------   ----------------
Anti-dilutive:
         Stock options                           2,292                  6
         Restricted stock awards                   521                190

Because the Company reported a net loss for the first quarter of fiscal 2007, the inclusion of stock options or restricted stock would have been anti-dilutive; for 2006, the average price per share of the Company's common stock was below the grant or award price for the period.

Note 3 - Stock Based Compensation

The Compensation and Stock Option Committee of the Board of Directors approved the grant of 322,000 stock options with a grant date effective December 1, 2006. The weighted average fair value of options granted in 2007 was calculated to be $2.46 per share using the following assumptions: risk-free interest rate
- 4.4%, expected life (in years) - 3.6, expected volatility - 44% and expected dividend yield - 0%. The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In the first quarter of 2007, there was an accelerated vesting of 15,000 restricted stock awards, which increased stock compensation expense by approximately $77. Stock compensation expense for the respective period consisted of (000's omitted):
                                                     Three Months Ended
                                                        February 28,
                                                  -------------------------
                                                   2007              2006
                                                  --------          -------
Employee stock options                            $   366           $  315
Restricted stock awards                               287              160
Discount on shares sold to Company sponsored
     defined contribution plan                         45               39
                                                  --------          -------
                                                  $   698           $  514
                                                  ========          =======


Note 4 - Financing

Long-term debt comprised the following (000's omitted):

                                       Feb. 28,        Nov. 30,       Feb. 28,
                                         2007            2006           2006
                                    ------------    ------------   ------------
Borrowings under Credit Facility    $   100,830     $    79,670    $   113,765
Industrial development bonds             17,250          17,250         17,250
Mortgages and other debt                 16,245          16,435         16,997
                                    ------------    ------------   ------------
Total debt                              134,325         113,355        148,012
Less - current                           25,050          25,040         24,742
                                    ------------    ------------   ------------
Long-term debt                      $   109,275     $    88,315    $   123,270
                                    ============    ============   ============

Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 7.1% at February 28, 2007, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending February 28, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At February 28, 2007, the Company had approximately $19 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. During the trailing twelve months ended February 28, 2007, borrowing availability ranged from $49 million to $115 million. At February 28, 2007, additional borrowing availability under the Credit Facility was approximately $59 million.

Mortgages and other debt include $13.7 million remaining principal amount of mortgages on two of the Company's owned manufacturing facilities, which mature in 2011 and 2016, respectively. Also included in mortgages and other debt is the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral. The $25.0 million of principal reductions at February 28, 2007, reflected as current, consists of $5.0 million of required payments and $20.0 million representing the Company's estimate of additional debt reduction over the twelve-month period subsequent to February 28, 2007.

Note 5 - Pension Plans

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months ended February 28, 2007 and 2006 were as follows (000's omitted):

                                                  Three Months Ended
                                                     February 28,
                                            -------------------------------
                                                2007              2006
                                            --------------    -------------
Service cost                                $       1,393      $     1,339
Interest cost                                       3,840            3,614
Expected return on plan assets                     (5,440)          (4,904)
Recognized net actuarial (gain) loss                   40              (75)
------------------------------------------------------------------------------

Net amortization                                      872              847
                                            --------------    -------------
Net periodic pension expense                $         705      $       821
                                            ==============    =============


As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months ended February 28, 2007 and 2006 have been calculated based upon the Company's estimate of pension expense for the respective period.

For the three months ended February 28, 2007, the Company contributed $2.0 million to its principal pension plan. Based on the current interest rate environment and plan asset values, the Company anticipates that aggregate contributions to all its plans will be in the range of $8 million to $10 million during fiscal 2007.


Note 6 - Inventories

Inventories at each date consisted of (000's omitted):

                          Feb. 28,          Nov. 30,           Feb. 28,
                           2007               2006               2006
                        ------------      -------------      -------------
Raw  materials          $   43,074        $    38,621        $    40,541
Work-in-process              5,643              5,756              6,988
Finished goods             117,314            102,063            115,297
                        ------------      -------------      -------------
                        $  166,031        $   146,440        $   162,826
                        ============      =============      =============


Inventories are stated at the lower of cost or market. At February 28, 2007, November 30, 2006 and February 28, 2006, approximately 43%, 45% and 48%, respectively, of the Company's total inventories are valued using the last-in, first-out method representing certain tailored clothing work-in-process and finished goods in the Men's Apparel Group. The first-in, first-out method is used for substantially all raw materials and the remaining inventories.


Note 7 - Acquisitions

On August 29, 2006, the Company acquired certain assets, properties and operations of Sweater.com, a designer and marketer of high quality women's knitwear, tops and related products sold to leading specialty stores under its One Girl Who ... brand and directly through its Sweater.com website. The purchase price for Sweater.com as of the acquisition date was $12.4 million. Additional cash purchase consideration is due if Sweater.com achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $2.0 million), additional annual consideration of $.5 million would be paid over the five-year period commencing December 1, 2006. The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price. No additional consideration was recorded for the three months ended February 28, 2007.

Effective December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand marketed principally to upscale women's specialty stores. The purchase price for Zooey as of the acquisition date was $3.0 million. Additional cash purchase consideration is due if Zooey achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $1.0 million), additional annual consideration of $.15 million would be paid over the five-year period commencing December 1, 2006. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. No additional consideration was recorded for the three months ended February 28, 2007.

The acquisitions of Sweater.com and Zooey are expected to provide for strategic growth opportunities in womenswear and further diversification of product categories.

These acquisitions are being accounted for under the purchase method of accounting. Accordingly, the results of Sweater.com and Zooey are included in the consolidated financial statements from the respective acquisition dates. Sweater.com's and Zooey's results of operations and assets are included in the Women's Apparel Group segment.

The Company has allocated the purchase price to the Sweater.com and Zooey assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the assistance of an independent third party appraisal for Sweater.com. For Sweater.com, the excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as "estimated amount due seller", in accordance with SFAS No. 141 ("Business Combinations"). Any contingent consideration payable subsequent to the acquisition date is first applied to reduce the amount recorded as "estimated amount due seller", and thereafter to goodwill. For Zooey, any contingent consideration payable subsequent to acquisition will increase goodwill. The allocation for Zooey is subject to revision; subsequent revisions, if any, are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

                                         Sweater.com                Zooey
                                   ------------------     -----------------
Cash consideration                 $         12,354       $         3,000
Direct acquisition costs                        135                    75
                                   ------------------     -----------------
Total purchase price               $         12,489       $         3,075
                                   ==================     =================

Allocation of purchase price:
Cash                               $              6       $             -
Accounts receivable                           1,315                    18
Inventories                                   2,620                   604
Other current assets                            312                    58

Intangible assets                             8,765                 1,255
Goodwill                                          -                 1,414
Property, plant and equipment                   228                    24
Other assets                                     52                     -
Current liabilities                            (475)                 (298)
Estimated amount due seller                    (334)                    -
                                   ------------------     -----------------
Total purchase price               $         12,489       $         3,075
                                   ==================     =================


The components of the Intangible Assets listed in the above table as of the acquisition date for Sweater.com were determined by the Company with the assistance of an independent third party appraisal. Intangible assets for Sweater.com and Zooey included the following (000's omitted):




                                     Sweater.com                                    Zooey
                          ----------------------------------          ----------------------------------
                             Amount               Life                   Amount               Life
                          -------------      ---------------          -------------      ---------------
Tradename                 $      6,540        Indefinite               $        625       Indefinite
Customer relationships           2,050        10 years                          600       10 years
License agreement                   75         5 years                           -
Covenant not to compete            100        10 years                           30       10 years
                          -------------                               -------------
                          $      8,765                                 $      1,255
                          =============                               =============


The tradenames were deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 ("Goodwill and Other Intangible Assets"). The customer relationships, license agreement and covenant not to compete are being amortized based on estimated weighted cash flows over their life. Pro forma financial information is not included as the amounts would not be significant.

These acquisitions were financed utilizing borrowing availability under the Company's Credit Facility.

In July 2004 and October 2005, the Company acquired certain assets, properties and operations of Misook and Simply Blue, respectively. Additional cash purchase consideration is due to the extent that Misook achieves specified performance targets over a five-year period commencing August 1, 2004 and Simply Blue achieves specified performance targets over a five-year period commencing December 1, 2005. The amount of contingent consideration related to fiscal 2006 accrued as of November 30, 2006 for Misook of approximately $4.7 million was paid in the first quarter of fiscal 2007. The amount of contingent consideration related to fiscal 2006 accrued as of November 30, 2006 for Simply Blue of approximately $1.7 million is anticipated to be paid in the second quarter of fiscal 2007.


Note 8 - Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products totaled $5.7 million for the first quarter of 2007 and $5.4 million for the first quarter of 2006 and are included as a component of Selling, General and Administrative Expenses.


Note 9 - Operating Segments

The Company is engaged in the manufacturing and marketing of apparel and has two operating segments for purposes of allocating resources and assessing performance, which are based on products distributed. The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies. Products are sold over a wide range of price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Company's operations are comprised of the Men's Apparel Group and Women's Apparel Group. The Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings. The Women's Apparel Group designs and markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to both retailers and to individuals who purchase women's apparel through its catalogs and e-commerce websites.

Information on the Company's operations and total assets for the three months ended and as of February 28, 2007 and 2006 is summarized as follows (in millions):


                                   Men's             Women's
                                  Apparel            Apparel
                                   Group              Group               Adj.             Consol.
                                -------------      -------------     --------------     -------------
2007
Net sales                          $ 90.1             $ 29.9             $   -              $120.0
Earnings (loss) before taxes         (2.4)               3.9               (7.0)              (5.5)
Total assets                        288.7              107.2               94.6              490.5

2006
Net sales                          $120.7             $ 23.5             $   -              $144.2
Earnings (loss) before taxes          9.1                1.8               (6.7)               4.2
Total assets                        330.5               88.9               96.9              516.3


During the three months ended February 28, 2007, there was $.1 million of sales from the Men's Apparel Group to the Women's Apparel Group (none in 2006). These sales have been eliminated from Men's Apparel Group sales. During each period, there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):

                             Feb. 28,            Nov. 30,            Feb. 28,
                               2007                2006                2006
                          ------------        ------------        ------------
Men's Apparel Group:
   Goodwill               $      24.2         $      24.2         $      24.2
                          ============        ============        ============

Women's Apparel Group:
   Intangible assets      $      56.0         $      55.5         $      48.9
                          ============        ============        ============
   Goodwill               $       5.8         $       3.8         $       2.4
                          ============        ============        ============


Sales and long-lived assets by geographic region are as follows (in millions):



                              Sales
                       Three Months Ended                           Long-Lived Assets
                                                     ------------------------------------------------
                          February 28,                 Feb.28,          Nov. 30,           Feb.28,
                  -----------------------------
                     2007              2006             2007              2006              2006
                  ------------      -----------      ------------      ------------      ------------
USA               $114.6            $139.1           $165.5            $159.4            $151.5
Canada               5.1               5.0              3.1               3.2               3.0
All Other             .3                .1               .1                -                 .1
                  ------------      -----------      ------------      ------------      ------------
                  $120.0            $144.2           $168.7            $162.6            $154.6
                  ============      ===========      ============      ============      ============



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

Note 10 - Other Comprehensive Income

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):
                                                             Three Months Ended
                                                                February 28,
                                                       -------------------------
                                                           2007            2006
                                                       --------------  ---------
Net earnings (loss)                                    $    (3,412)    $  2,585

Other comprehensive income (loss):
  Change in fair value of foreign exchange contracts            (2)          (7)
  Currency translation adjustment                             (342)         350
                                                       --------------  ---------
Comprehensive earnings (loss)                          $    (3,756)    $  2,928
                                                       ==============  =========


The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income
(loss) was as follows (000's omitted):




Three months ended February 28, 2007            Pre-tax                Tax                After-Tax
-------------------------------------------  ---------------      ---------------      ----------------
Fair value of foreign exchange contracts     $          (3)       $            1       $           (2)
Foreign currency translation adjustment               (342)                    -                 (342)
                                             ---------------      ---------------      ----------------
                                             $        (345)       $            1       $         (344)
                                             ===============      ===============      ================
Three months ended February 28, 2006
-------------------------------------------
Fair value of foreign exchange contracts     $         (12)       $            5       $           (7)
Foreign currency translation adjustment                350                     -                  350
                                             ---------------      ---------------      ----------------
                                             $         338       $             5       $          343
                                             ===============      ===============      ================


The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):



                                                        Fair Value of            Foreign            Accumu-lated
                                      Minimum              Foreign              Currency               Other
                                      Pension              Exchange            Translation         Comprehensive
                                     Liability            Contracts            Adjustment          Income (Loss)
                                    -------------      ----------------      ----------------      ---------------
Fiscal 2007
--------------------------------
Balance November 30, 2006           $          -       $            -        $         2,423        $       2,423
Change in fiscal 2007                          -                   (2)                  (342)                (344)
                                    -------------      ----------------      ----------------      ---------------
Balance February 28, 2007           $          -       $           (2)       $         2,081        $       2,079
                                    =============      ================      ================      ===============

Fiscal 2006
--------------------------------
Balance November 30, 2005           $     (9,895)      $            1        $         2,166        $      (7,728)
Change in fiscal 2006                          -                   (7)                   350                  343
                                    -------------      ----------------      ----------------      ---------------
Balance February 28, 2006           $     (9,895)      $           (6)       $         2,516        $      (7,385)
                                    =============      ================      ================      ===============


Note 11 - Recent Accounting Pronouncements

The Company adopted SFAS 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" as of December 1, 2006. SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS

154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. Adoption of SFAS 154 had no effect on the Company's financial condition, results of operation or cash flows.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for the Company's 2008 fiscal year beginning December 1, 2007. The Company has not yet determined the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company's 2008 fiscal year beginning December 1, 2007. The Company is currently evaluating the impact, if any, that adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R". SFAS 158 requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective no later than the end of the Company's fiscal year ending November 30, 2007. The Company is currently assessing the impact of adopting SFAS 158 on its consolidated financial statements. However, based on the unfunded obligation as of November 30, 2006, the adoption of SFAS 158 would have decreased total assets by approximately $18 million, increased total liabilities by approximately $12 million and reduced total shareholders equity by approximately $30 million. The adoption of SFAS 158 will not affect the Company's results of operations. The ultimate amounts recorded are dependent on a number of assumptions, including the discount rate in effect at November 30, 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those assumptions since the last measurement date could increase or decrease the expected impact of implementing SFAS 158 on the Company's consolidated financial statements at November 30, 2007. Adoption of SFAS 158 will not have any effect on the Company's compliance with its debt covenants.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115". SFAS 159 gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and loss on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the Company's 2008 fiscal year beginning December 1, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 159 on its financial statements.

Note 12 - Revisions

Certain prior year amounts related to Capital Surplus and Retained Earnings have been revised to conform to the current period presentation as follows (000's omitted). These revisions had no impact on reported net shareholders' equity, net earnings, or compliance with debt covenants.



                                                                      Capital              Retained
                                                                      Surplus              Earnings
                                                                   ---------------      ----------------
Balance at February 28, 2006, as reported                          $    66,837          $    97,280
Revision of losses associated with reissuances of treasury shares       17,565              (17,565)
                                                                   ---------------      ----------------
Balance at February 28, 2006, as revised                           $    84,402          $    79,715
                                                                   ===============      ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group and Women's Apparel Group. The Men's Apparel Group designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group designs and markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers, through its catalogs and its e-commerce websites. For the three months ended February 28, Men's Apparel Group segment sales represented 75% of consolidated sales in 2007 compared to 84% in 2006; Women's Apparel Group segment sales represented 25% of consolidated sales in 2007 compared to 16% in 2006.

The Company's principal operational challenges have been to address the following:


o The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products (suits and sportcoats) over the past decade, especially for tailored suits, the Company's core product offering.

o The need to diversify the Company's product offerings in non-tailored product categories in light of the reduced demand for tailored clothing, largely affecting the moderate priced category, e.g., at retail price points below $350.

o The continuing consolidation and ownership changes of national and regional retailers, an important distribution channel for the Company, along with certain large retailers' increasing emphasis on direct sourcing of their product offerings.

o Ongoing deflation of apparel prices and related shifting of product sourcing.

Regarding its tailored clothing product offerings, the Company began reducing the number of its domestically owned tailored clothing facilities during the 1990's in response to declining demand, and initiated sourcing of moderate-priced tailored clothing to non-domestic unaffiliated contractors in order to lower costs and improve margins. During 2001, the recessionary economic climate and generally weak retail apparel sales resulted in the Company accelerating its gross margin improvement and cost reduction actions initiated previously. The actions during 2001 included the wind-up of certain moderate-priced tailored clothing operations, the closing of six facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, early voluntary retirement programs and other administrative workforce reductions. One additional manufacturing facility was closed in 2002. During the 2003-2005 period, operating earnings improved significantly on small revenue increases, as product mix changes, largely from acquisitions and a more stable tailored clothing environment, resulted in improved gross margins.

The 2006 full year decline in consolidated earnings compared to 2005 was largely attributable to the moderate priced tailored clothing and pant product categories marketed principally to the mainstream department store channel included in the Men's Apparel Group segment results. Moderate priced tailored clothing and pant profitability was adversely impacted by, among other things, wholesale pricing and allowance pressures from certain large retailers, as well as certain retailers increasing their direct sourcing of apparel products, including tailored clothing. The Company also elected not to renew two tailored clothing licenses which generated fiscal 2006 revenues of over $19 million, including $3.9 million in the first quarter of fiscal 2006. During 2006 the Company accelerated its actions to reduce its overall investment relating to this product category. Actions included reductions in staffing levels, the closing of one pant manufacturing facility, one coat sewing facility and one cutting facility; these closings were completed in December 2006, the first month of the Company's fiscal 2007 year. Domestic tailored clothing manufacturing levels overall in 2006 were lower compared to the prior year which further affected gross margins unfavorably due to under utilization of manufacturing and sourcing capacities. The above noted conditions have continued during 2007 and were the principal factors contributing to the first quarter revenue decline and operating loss.

Regarding product diversification, the Company has continued to expand its non-tailored clothing product offerings, most importantly through acquisitions, but also from internally developed programs and new licensing arrangements. Sales of non-tailored apparel product categories (men's sportswear, golfwear, slacks and womenswear) represented 53% of total sales during the first quarter of 2007 compared to 47% for the first quarter of 2006. For the fiscal year ended November 30, non-tailored apparel sales represented 48% of total sales in 2006 compared to 46% in 2005.

The Company's most recent acquisitions of women's apparel businesses are as follows:



                                             Date of
                  Company                  Acquisition
           -----------------------   ------------------------

                   Zooey                     December 1, 2006
                   Sweater.com               August 29, 2006
                   Simply Blue               October 31, 2005
                   Misook                    July 20, 2004

These acquisitions, financed through the Company's Credit Facility and from cash generated from operating activities, provide for strategic growth opportunities in womenswear and further diversification of non-tailored product categories.

In 2001, the Company acquired the Consolidated Apparel Group, a marketer of moderate priced men's sportswear. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company's non-tailored products, such as through "green grass" and resort shops for golfwear and warehouse clubs for moderate-priced sportswear. Although representing only a small percentage of consolidated revenues, direct-to-consumer marketing is increasing, including internet-based marketing for certain womenswear and higher end men's sportswear products.


Liquidity and Capital Resources

November 30, 2006 to February 28, 2007
--------------------------------------

For the three months ended February 28, 2007, net cash used in operating activities was $11.1 million compared to a net use of cash of $23.8 million for the three months ended February 28, 2006. The $12.6 million lower use of cash reflected in operating activities during the current period over the prior period was primarily attributable to lower working capital requirements, principally related to receivables, partially offset by the lower earnings. Since November 30, 2006, net accounts receivable decreased $12.3 million or 11% to $101.4 million, principally attributable to the lower sales in the first quarter of 2007. Inventories of $166.0 million increased $19.6 million or 13%, reflecting the seasonal production or receipt of goods in advance of anticipated shipments during the second fiscal quarter and included the impact of a major customer shifting certain advance order shipments to the Company's second quarter in 2007 compared to the first quarter in 2006. Cash used in investing activities was $8.7 million in 2007 compared to $4.9 million in 2006. The increase reflected the $3.0 million paid for the Zooey acquisition in December 2006 and higher contingent earnout payments related to acquisitions consummated in prior years. Total debt, including current maturities, increased $21.0 million to $134.3 million and was the principal component of net cash provided by financing activities; this increase reflected regular seasonal increases in working capital requirements. Total debt represented 34% of total capitalization at February 28, 2007 compared to 37% at November 30, 2006. Shareholders' equity decreased $3.3 million primarily from the net loss for the first quarter of fiscal 2007.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2006.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one-year renewal at the Company's option (i.e., until February
2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 7.1% at February 28, 2007, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 7.4% at February 28, 2007 compared to 6.8% at February 28, 2006.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending February 28, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which are discussed in Item 1-A Risk Factors of the Company's Annual Report on Form 10-K, which could affect the Company's ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At February 28, 2007, the Company had approximately $19 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. For the trailing twelve months, additional availability levels have ranged from $49 million to $115 million. At February 28, 2007, additional borrowing availability under the Credit Facility was approximately $59 million. The Company has also entered into surety bond arrangements aggregating approximately $11 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At February 28, 2007, there were an aggregate of $.4 million of outstanding foreign exchange contracts attributable to the sale of approximately 51 million Japanese Yen primarily for anticipated licensing revenues to be received in the next six months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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


February 28, 2006 to February 28, 2007
--------------------------------------

Net accounts receivable of $101.4 million decreased $36.8 million, principally attributable to the lower sales. The current period included $2.4 million of net receivables related to the Sweater.com and Zooey product lines acquired in August 2006 and December 2006, respectively. The allowance for doubtful accounts declined $.6 million to $5.0 million reflecting the write off of amounts previously reserved. Inventories of $166.0 million increased $3.2 million or 2% and included $2.6 million attributable to Sweater.com and Zooey. Inventory levels at February 28, 2007 also reflected the shift of approximately $13 million wholesale value of spring advance orders from a major customer to the second quarter this year, which were delivered in the first quarter last year. Actions have been implemented which are expected to reduce inventories in the tailored clothing product category commensurate with anticipated reduced sales levels; actions include decreasing units purchased through off-shore contractors and reduced domestic tailored clothing production. Inventories have been appropriately valued at the lower of cost or market at February 28, 2007. The increase in intangible assets to $56.0 million from $48.9 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Sweater.com and Zooey transactions, less amortization of intangibles assets with finite lives. Net properties of $33.5 million decreased $3.4 million, as capital additions were less than depreciation expense. Total debt of $134.3 million declined $13.7 million compared to the year earlier level and reflected favorable working capital reductions from the year earlier period and after considering the $20.0 million of payments related to acquisitions during the past twelve months as well as $8.3 million of treasury share purchases. Total debt represented 34% of total capitalization at February 28, 2007 compared to 37% at February 28, 2006.

Results of Operations

First Quarter 2007 Compared to First Quarter 2006
-------------------------------------------------

First quarter consolidated sales were $120.0 million compared to $144.2 million in 2006. Men's Apparel Group revenues decreased to $90.1 million compared to $120.7 million in the year earlier period. Women's Apparel Group revenues increased $6.4 million to $29.9 million, attributable to both acquired and ongoing product lines and represented approximately 25% of consolidated sales in 2007 and 16% in 2006; the increased women's percentage of first quarter consolidated revenues compared to the prior year reflected both the higher women's sales but also the lower Men's Apparel Group revenues. The consolidated revenue decline reflected approximately $13 million of spring advance tailored clothing orders from a major customer shifted from the first quarter last year to the second quarter this year. Also, the first quarter revenue comparison reflected approximately $2 million lower men's tailored sales related to licenses that were not renewed as well as lower sales of other men's moderate priced tailored clothing and sportswear. The current period included $3.6 million of women's revenues attributable to the Sweater.com and Zooey product lines acquired in August 2006 and December 2006, respectively.

Men's Apparel Group comparability of unit and average prices were impacted by the lower tailored clothing and moderate priced sportswear revenues. In general, wholesale selling prices for comparable products were approximately even in 2007 compared to 2006, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices for comparable items were essentially even with 2006, with the decline in units weighted to lower priced products. First quarter tailored clothing unit changes were negatively impacted by the above described shift in spring advance orders to the second quarter this year. Suit unit sales decreased approximately 36%, while sport coat units decreased approximately 32%. Slack product units decreased approximately 23%. Slack average wholesale selling prices increased approximately 18%, reflecting a shift in product mix weighted away from casual pants. Unit sales of sportswear products decreased approximately 41% and average wholesale selling prices were approximately 15% higher than 2006, reflecting lower moderate priced sportswear business and the timing of shipments.

In the Women's Apparel Group, the addition of the Sweater.com and Zooey product lines significantly increased the number of women's units sold at an average unit price point lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Unit sales of women's apparel increased approximately 15% excluding the newly acquired product lines, attributable principally to Misook; average selling prices were about even. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 53% of total first quarter revenues in fiscal 2007 compared to 47% in 2006.

The first quarter consolidated gross margin percentage to sales was 33.4% this year compared to 33.5% in the first quarter of fiscal 2006, as lower tailored clothing margins were substantially offset by the favorable impact of product mix changes. Tailored clothing gross margins were adversely impacted by retailer chargebacks and allowances, disposition of certain inventories from discontinued product lines, as well as from the residual effects of the actions initiated last year to reduce the Company's investment in the moderate priced tailored clothing lines marketed principally to the mainstream department store channel. This included unfavorable manufacturing overhead absorption from reduced production schedules in several manufacturing facilities, including the final wind down of a coat sewing facility closed during the first quarter of fiscal 2007. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.7 million in 2007 and $5.4 million in 2006 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $43.9 million in 2007 compared to $42.8 million in 2006; the ratio to sales was 36.6% in 2007 compared to 29.7% in 2006. The $1.1 million increase reflected, among other things, incremental expenses of $2.3 million related to the Sweater.com and Zooey product lines. The increased percentage relative to sales reflected, in part, changes in revenue mix towards more women's products with higher gross margin and operating expense ratios to sales, as well as from a significant portion of expenses that did not vary with the above noted shift in tailored clothing shipments from the first to the second quarter.

Operating earnings aggregated to a loss of $3.3 million in 2007 compared to earnings of $6.3 million in 2006 and represented (2.7)% of consolidated sales in 2007 compared to 4.4% of sales in 2006. Men's Apparel Group had an operating loss of $2.4 million compared to earnings of $9.1 million in 2006, attributable to the lower sales and gross margin rate. Women's Apparel Group operating earnings improved to $3.9 million in 2007 compared to $1.8 million in 2006, reflecting its higher sales and improved margins.

Interest expense was $2.2 million in 2007 compared to $2.1 million in 2006. The consolidated pre-tax loss was $5.5 million in 2007 compared to earnings of $4.2 million in 2006. After reflecting the applicable tax rate, the consolidated net loss was $3.4 million in 2007 compared to net earnings of $2.6 million in 2006. The diluted loss per share was $.09 in 2007 compared to earnings of $.07 per share in 2006.

As had been anticipated, first quarter operating results compared to the prior year's first quarter were impacted unfavorably by the shift in certain spring advance tailored clothing orders as described above, as well as from the residual impact of the implementation actions to further reduce the Company's dependence on, and investment in, tailored clothing sold to the mainstream department store channel. Moderate priced brands, principally tailored clothing marketed to the mainstream department store channel, represented approximately 13% of first quarter sales this year compared to 18% last year. The closing of a domestic tailored coat sewing facility was completed in December 2006 following the November 2006 closings of a fabric cutting shop and pant sewing facility. Also, the Company did not renew two tailored clothing licenses which generated over $19 million in fiscal 2006 sales, concluding that the required working capital investment can be better redeployed to higher operating margin opportunities directed towards the luxury and upper end price points sold in upscale retail stores. The Company acquired Zooey in December 2006 following its August 2006 acquisition of Sweater.com and its One Girl Who ... brand. While Zooey revenues are very small currently, the Company believes the brand has growth potential in its upscale retail specialty store customer base from both expanded product categories and additional retail doors. Also in December 2006, the Company entered into a long-term licensing, marketing and services agreement with the largest publicly traded manufacturer and retailer of men's suits in mainland China. This agreement anticipates that the Chinese licensee will eventually operate or franchise approximately 400 Hart Schaffner Marx retail locations in China, marketing men's apparel, accessories, footwear, eyewear, fragrances and watches under the Hart Schaffner Marx brand; annual minimum royalties to the Company are expected to increase from a nominal amount in the first few years to over $1 million by year ten, aggregating approximately $18 million over the 20-year agreement term. A new Hickey-Freeman retail store will be opening this fall in San Francisco and additional retail opportunities in other major metropolitan areas are being considered.

The Company expects it is positioned for full year 2007 earnings improvement compared to 2006. Full year operating margins are expected to improve from higher gross margins resulting from product mix changes currently in place and including the expected further reduction in moderate priced tailored clothing volume marketed principally to the mainstream department store channel. Lower interest expense and overall debt reduction are anticipated by year-end 2007, excluding the impact of future acquisitions or share repurchases, if any. Pursuant to the October 2005 authorization to repurchase up to two million shares of the Company's common stock, approximately 1.4 million shares have been repurchased at an average cost of $6.74 per share, including 230,200 shares acquired to date in fiscal 2007.

The Company's longer-term objectives continue to be directed to increasing revenues and pre-tax margin improvements from a combination of both internal revenue growth and from acquisitions. The Company continues to evaluate acquisition opportunities which can produce positive cash flows, accretive to earnings in the near to mid-term and which do not create excessive debt leverage.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements could be significantly impacted by such factors as the level of consumer spending for men's and women's apparel, the prevailing retail environment, the Company's relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company's business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control. The reader is also directed to the Company's 2006 Annual Report on Form 10-K for additional factors that may impact the Company's results of operations and financial condition. Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3  -- Quantitative and Qualitative Disclosures About Market Risk
------  -------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of February 28, 2007, the Company had entered into foreign exchange contracts, aggregating approximately $.4 million attributable to the sale of approximately 51 million Japanese Yen for anticipated licensing revenues to be received in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.0 million based on borrowings under the Credit Facility at February 28, 2007. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company's customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 54% of consolidated sales during fiscal 2006 with the two largest customers representing approximately 21% and 12% of sales, respectively. Recently there were several changes in ownership control regarding several of the Company's customers, including Federated's acquisition of the May Company stores and the sale of certain store groups formerly owned by Saks, Inc. During 2006, the Company experienced declining sales largely in its moderate priced tailored clothing brands marketed to the mainstream department store channel, which has been most impacted by such ownership changes and further decreases are anticipated during 2007.


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

         (B) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         Part II -- OTHER INFORMATION


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------




(c) Purchase of equity securities by the issuer and affiliated purchasers.



                                                                 Total Number of        Maximum Number
                                                                Shares Purchased           of Shares
                            Total Number                           as Part of           That May Yet Be
                             of Shares       Average Price     Publicly Announced       Purchased Under
           Period            Purchased       Paid per Share          Plan                  the Plan
------------------------   ---------------   ---------------   --------------------    ------------------
December 1, 2006 to
December 31, 2006                  26,000        $6.54              26,000                  806,200

January 1, 2007 to
January 31, 2007                    5,900        $6.64               5,900                  800,300

February 1, 2007 to
February 28, 2007                  53,400        $6.73              53,400                  746,900
                           ---------------                     ------------
Total                              85,300        $6.66              85,300
                           ===============                     ============


On October 28, 2005, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The authorization expires on December 31, 2007.

All shares purchased above were acquired in open-market transactions. Purchases for the period February 1, 2007 to February 28, 2007 included 25,000 shares at an average price of $6.67 per share, which were settled after February 28, 2007. Additionally, in February 2007, upon the vesting of a restricted stock award, the Company received 6,548 treasury shares related to employee tax withholdings on the vested restricted stock awards.


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

                                    HARTMARX CORPORATION


April 5, 2007                       By  /s/ GLENN R. MORGAN
                                       -------------------------------------
                                        Glenn R. Morgan
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

                                        (Principal Financial Officer)


April 5, 2007                       By  /s/ ANDREW A. ZAHR
                                       -------------------------------------
                                        Andrew A. Zahr
                                        Vice President and Controller

                                        (Principal Accounting Officer)