Form 10-Q
period 2007-05-31
HARTMARX CORP/DE
filed 2007-07-10
CIK 723371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2007

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

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                       -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                   Yes         No   X
                                       -----      -----

At June 30, 2007 there were 36,695,456 shares of the Company's common stock outstanding.

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

The following terms represent the period noted:

     Fiscal 2007 or 2007   The respective three months or six months ended
                           May 31, 2007
     Fiscal 2006 or 2006   The respective three months or six months ended
                           May 31, 2006

                              HARTMARX CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Consolidated Statement of Earnings
              for the three months and six months ended May 31, 2007
              and May 31, 2006.                                              4

              Unaudited Condensed Consolidated Balance Sheet
              as of May 31, 2007, November 30, 2006 and
              May 31, 2006.                                                  5

              Unaudited Condensed Consolidated Statement of Cash Flows
              for the six months ended May 31, 2007
              and May 31, 2006.                                              7

              Notes to Unaudited Condensed Consolidated
              Financial Statements.                                          8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    26

     Item 4.  Controls and Procedures                                       26



Part II - OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   28

     Item 4.  Submission of Matters to a Vote of Security Holders           28

     Item 6.  Exhibits                                                      29

     Signatures                                                             29

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                                     HARTMARX CORPORATION
                                         UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
                                           (000's Omitted, except per share amounts)

                                                   Three Months Ended                             Six Months Ended
                                                         May 31,                                      May 31,
                                         ----------------------------------------     -----------------------------------------
                                              2007                    2006                  2007                    2006
                                         ----------------       -----------------     -----------------       -----------------
Net sales                                $       155,935        $        152,566      $        275,980        $        296,770
Licensing and other income                           526                     398                 1,009                   1,181
                                         ----------------       -----------------     -----------------       -----------------
                                                 156,461                 152,964               276,989                 297,951
                                         ----------------       -----------------     -----------------       -----------------
Cost of goods sold                               100,051                 102,922               179,973                 198,831
Selling, general and
  administrative expenses                         45,212                  41,511                89,091                  84,277
                                         ----------------       -----------------     -----------------       -----------------
                                                 145,263                 144,433               269,064                 283,108
                                         ----------------       -----------------     -----------------       -----------------
Operating earnings                                11,198                   8,531                 7,925                  14,843
Interest expense                                   2,591                   2,441                 4,777                   4,548
                                         ----------------       -----------------     -----------------       -----------------
Earnings before taxes                              8,607                   6,090                 3,148                  10,295
Tax provision                                      3,228                   2,210                 1,181                   3,830
                                         ----------------       -----------------     -----------------       -----------------
Net earnings                             $         5,379        $          3,880      $          1,967        $          6,465
                                         ================       =================     =================       =================

Earnings per share:
     Basic                               $           .15        $            .11      $            .05        $            .18
                                         ================       =================     =================       =================
     Diluted                             $           .15        $            .10      $            .05        $            .17
                                         ================       =================     =================       =================

Dividends per common share               $             -        $              -      $              -        $              -
                                         ================       =================     =================       =================

Average shares outstanding:
     Basic                                        36,070                  36,814                36,057                  36,808
                                         ================       =================     =================       =================
     Diluted                                      36,625                  37,545                36,635                  37,516
                                         ================       =================     =================       =================


               (See accompanying notes to unaudited condensed consolidated financial statements)

                                                     HARTMARX CORPORATION
                                       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                           ASSETS
                                                       (000's Omitted)

                                                           May 31,                   Nov. 30,                  May 31,
                                                             2007                      2006                      2006
                                                      -------------------        -----------------         -----------------
CURRENT ASSETS
     Cash and cash equivalents                        $            2,165         $          2,304          $          6,546
     Accounts receivable, less allowance
         for doubtful accounts of $4,948,
         $4,792 and $5,023                                        96,919                  113,688                   112,047
     Inventories                                                 153,221                  146,440                   156,878
     Prepaid expenses                                             11,014                    8,708                     9,972
     Deferred income taxes                                        22,815                   21,990                    28,561
                                                      -------------------        -----------------         -----------------
         Total current assets                                    286,134                  293,130                   314,004
                                                      -------------------        -----------------         -----------------

GOODWILL                                                          31,995                   27,957                    26,884
                                                      -------------------        -----------------         -----------------

INTANGIBLE ASSETS                                                 55,249                   55,501                    48,243
                                                      -------------------        -----------------         -----------------

DEFERRED INCOME TAXES                                             15,812                   17,322                    17,451
                                                      -------------------        -----------------         -----------------

OTHER ASSETS                                                      12,277                    8,660                     6,248
                                                      -------------------        -----------------         -----------------

PREPAID / INTANGIBLE PENSION ASSET                                38,000                   36,550                    35,963
                                                      -------------------        -----------------         -----------------

PROPERTIES
     Land                                                          1,878                    1,883                     1,883
     Buildings and building improvements                          42,776                   42,676                    44,016
     Furniture, fixtures and equipment                           104,709                  103,667                   105,022
     Leasehold improvements                                       27,368                   28,183                    28,360
                                                      -------------------        -----------------         -----------------
                                                                 176,731                  176,409                   179,281
     Accumulated depreciation and amortization                  (143,836)                (142,445)                 (143,176)
                                                      -------------------        -----------------         -----------------
         Net properties                                           32,895                   33,964                    36,105
                                                      -------------------        -----------------         -----------------
TOTAL ASSETS                                          $          472,362         $        473,084          $        484,898
                                                      ===================        =================         =================



               (See accompanying notes to unaudited condensed consolidated financial statements)

                                                      HARTMARX CORPORATION
                                         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                              LIABILITIES AND SHAREHOLDERS' EQUITY
                                               (000's Omitted, except share data)

                                                                     May 31,              Nov. 30,                May 31,
                                                                      2007                  2006                    2006
                                                              ------------------     ------------------      -----------------
CURRENT LIABILITIES
     Current portion of long-term debt                        $          25,060      $          25,040       $         24,752
     Accounts payable and accrued expenses                               68,473                 70,105                 70,008
                                                              ------------------     ------------------      -----------------
         Total current liabilities                                       93,533                 95,145                 94,760
                                                              ------------------     ------------------      -----------------

NON-CURRENT LIABILITIES                                                  18,054                 20,659                 23,916
                                                              ------------------     ------------------      -----------------

LONG-TERM DEBT                                                           87,883                 88,315                 84,652
                                                              ------------------     ------------------      -----------------

ACCRUED PENSION LIABILITY                                                 8,426                  8,309                 28,730
                                                              ------------------     ------------------      -----------------

SHAREHOLDERS' EQUITY
     Preferred shares, $1 par value;
         2,500,000 authorized and unissued                                    -                      -                      -
     Common shares, $2.50 par value; 75,000,000
         shares authorized; 38,235,648 shares issued at
         May 31, 2007, 37,748,354 shares issued at
         November 30, 2006 and 37,342,720 shares
         issued at May 31, 2006.                                         95,589                 94,371                 93,357
     Capital surplus                                                     89,265                 87,322                 85,414
     Retained earnings                                                   86,383                 84,416                 83,595
     Common shares in treasury, at cost
            1,507,580 shares at May 31, 2007,
            1,167,800 shares at November 30, 2006
            and 325,000 shares at May 31, 2006                          (10,232)                (7,876)                (2,617)
     Accumulated other comprehensive income (loss)                        3,461                  2,423                 (6,909)
                                                              ------------------     ------------------      -----------------
         Total shareholders' equity                                     264,466                260,656                252,840
                                                              ------------------     ------------------      -----------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                          $         472,362      $         473,084       $        484,898
                                                              ==================     ==================      =================



              (See accompanying notes to unaudited condensed consolidated financial statements)



                                                     HARTMARX CORPORATION
                                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                         OF CASH FLOWS
                                                        (000's Omitted)
                                                                                           Six Months Ended
                                                                                               May 31,
                                                                          ---------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                2007                             2006
                                                                          ------------------              -------------------
Cash Flows from operating activities:
      Net earnings                                                        $           1,967               $            6,465
      Reconciling items to adjust net earnings to
         net cash used in operating activities:
          Depreciation and amortization of fixed assets                               2,624                            2,776
          Amortization of intangible assets and long lived assets                     2,001                            1,891
          Stock compensation expense                                                  1,394                            1,016
          Taxes and deferred taxes on earnings                                          679                            2,830
          Changes in assets and liabilities:
              Accounts receivable, inventories, prepaid expenses
                   and other assets                                                   9,203                           10,965
              Accounts payable, accrued expenses and
                   non-current liabilities                                           (1,235)                          (4,934)
                                                                          ------------------              -------------------
Net cash provided by operating activities                                            16,633                           21,009
                                                                          ------------------              -------------------

Cash Flows from investing activities:
      Payments made re: acquisitions                                                 (9,359)                          (3,754)
      Capital expenditures                                                           (5,388)                          (1,844)
                                                                          ------------------              -------------------
Net cash used in investing activities                                               (14,747)                          (5,598)
                                                                          ------------------              -------------------

Cash Flows from financing activities:
      Payments under Credit Facility                                                    (22)                          (9,747)
      Payment of other debt                                                            (390)                            (361)
      Grant proceeds related to facility modernization                                    -                              759
      Change in checks drawn in excess of bank balances                              (1,542)                             347
      Proceeds from sale of shares to employee benefit plans
             and other equity transactions                                              790                              836
      Proceeds from exercise of stock options                                           700                              323
      Tax effect of option exercises                                                    277                              151
      Purchase of treasury shares                                                    (1,838)                          (2,430)
                                                                          ------------------              -------------------
Net cash used in financing activities                                                (2,025)                         (10,122)
                                                                          ------------------              -------------------
Net increase (decrease) in cash and cash equivalents                                   (139)                           5,289
Cash and cash equivalents at beginning of period                                      2,304                            1,257
                                                                          ------------------              -------------------
Cash and cash equivalents at end of period                                $           2,165               $            6,546
                                                                          ==================              ===================



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

The accompanying Condensed Consolidated Statement of Cash Flows for the six months ended May 31, 2007 reflects capitalized software acquisition and related costs as cash flows used in investing activities. For the three months ended February 28, 2007, the Condensed Consolidated Statement of Cash Flows reflected $2.6 million of such costs as used in operating activities, which should have been reflected as used in investing activities. The Company does not consider this change to be material to the Condensed Consolidated Statement of Cash Flows for the three months ended February 28, 2007.


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

                                               Three Months Ended                      Six Months Ended
                                                    May 31,                                 May 31,
                                      ----------------------------------      ---------------------------------
                                            2007               2006                 2007               2006
                                      ---------------    ---------------      ---------------    --------------
Basic                                         36,070             36,814               36,057            36,808
Dilutive effect of:
       Stock options and awards                  433                653                  458              636
       Restricted stock awards                   122                 78                  120                72
                                      ---------------    ---------------      ---------------    --------------
Diluted                                       36,625             37,545               36,635            37,516
                                      ===============    ===============      ===============    ==============

For the three months and six months ended May 31, 2007 and May 31, 2006, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company's common stock was below the grant or award price for the respective period (000's omitted):

                                               Three Months Ended                      Six Months Ended
                                                    May 31,                                 May 31,
                                      ----------------------------------      ---------------------------------
                                            2007               2006                 2007               2006
                                      ---------------    ---------------      ---------------    ---------------
Anti-dilutive:
         Stock options                      921                  5                  907                  5
         Restricted stock awards            345                187                  350                187


Note 3 - Stock Based Compensation

The Compensation and Stock Option Committee of the Board of Directors approved the grant of 322,000 stock options with a grant date effective December 1, 2006. The weighted average fair value of options granted in 2007 was calculated to be $2.46 per share using the following assumptions: risk-free interest rate - 4.4%, expected life (in years) - 3.6, expected volatility - 44% and expected dividend yield - 0%. Pursuant to the terms of the 2006 Stock Compensation Plan for Non-Employee Directors, each non-employee director was awarded 5,000 fair market value stock options (40,000 options in total), effective April 11, 2007. The weighted average fair value of these options was calculated to be $2.83 per share using assumptions similar to those used for employee stock options. The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, on April 11, 2007, each non-employee director was credited with 2,681 Deferred Director Stock Awards ("DDSA"). The total expense related to these DDSA's was $160. On April 10, 2007, 169,500 restricted stock awards were granted with a weighted average grant date fair value per share of $7.46. Compensation expense is recognized on a straight-line basis over the five year vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price of $12.00 for thirty consecutive days.

During the first quarter of 2007, there was an accelerated vesting of 15,000 restricted stock awards, which increased stock compensation expense by approximately $77. Stock compensation expense for the respective period consisted of (000's omitted):

                                                    Three Months Ended                      Six Months Ended
                                                          May 31,                                 May 31,
                                              --------------------------------      -------------------------------
                                                   2007               2006               2007               2006
                                              -------------       ------------      -------------       ------------
Stock options                                 $        437        $       306       $        803        $       621
Restricted stock awards                                216                157                503                317
Discount on shares sold to Company
     sponsored defined contribution plan                43                 39                 88                 78
                                              -------------       ------------      -------------       ------------
                                              $        696        $       502       $      1,394        $     1,016
                                              =============       ============      =============       ============

Note 4 - Financing

Long-term debt comprised the following (000's omitted):

                                           May 31,               Nov. 30,               May 31,
                                            2007                   2006                  2006
                                      ----------------       ---------------       ----------------
Borrowings under Credit Facility      $        79,647        $       79,670        $        75,342
Industrial development bonds                   17,250                17,250                 17,250
Mortgages and other debt                       16,046                16,435                 16,812
                                      ----------------       ---------------       ----------------
Total debt                                    112,943               113,355                109,404
Less - current                                 25,060                25,040                 24,752
                                      ----------------       ---------------       ----------------
Long-term debt                        $        87,883        $       88,315        $        84,652
                                      ================       ===============       ================

Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 7.1% at May 31, 2007, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending May 31, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At May 31, 2007, the Company had approximately $20 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. During the trailing twelve months ended May 31, 2007, borrowing availability ranged from $48 million to $115 million. At May 31, 2007, additional borrowing availability under the Credit Facility was approximately $91 million.

Mortgages and other debt include $13.5 million remaining principal amount of mortgages on two of the Company's owned manufacturing facilities, which mature in 2011 and 2016, respectively. Also included in mortgages and other debt is the Company's ongoing guarantee of a $2.5 million industrial development bond retained by a former subsidiary, due September 1, 2007, on which the annual interest rate of 8.5% is paid semi-annually and there is no collateral. The $25.1 million of principal reductions at May 31, 2007, reflected as current, consists of $5.1 million of required payments and $20.0 million representing the Company's estimate of additional debt reduction over the twelve-month period subsequent to May 31, 2007.

Note 5 - Pension Plans

Components of net periodic pension expense for the Company's defined benefit and non-qualified supplemental pension plans for the three months and six months ended May 31, 2007 and 2006 were as follows (000's omitted):

                                                 Three Months Ended                               Six Months Ended
                                                       May 31,                                         May 31,
                                      ----------------------------------------        -----------------------------------------
                                            2007                   2006                     2007                    2006
                                      -----------------      -----------------        ------------------      -----------------
Service cost                          $          1,101       $          1,339         $           2,494       $          2,678
Interest cost                                    3,714                  3,614                     7,554                  7,228
Expected return on plan assets                  (5,467)                (4,904)                  (10,907)                (9,808)
Recognized net actuarial gain                      (42)                   (21)                       (2)                   (96)
Net amortization                                   869                    885                     1,741                  1,732
                                      -----------------      -----------------        ------------------      -----------------
Net periodic pension expense          $            175       $            913         $             880       $          1,734
                                      =================      =================        ==================      =================

As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months and six months ended May 31, 2007 and 2006 have been calculated based upon the Company's estimate of pension expense for the respective period.

During the six months ended May 31, 2007, the Company contributed $2.0 million to its principal pension plan. Based on the current interest rate environment and plan asset values, the Company anticipates that aggregate contributions to all its plans will be in the range of $5 million to $7 million during fiscal 2007.


Note 6 - Inventories

Inventories at each date consisted of (000's omitted):


                          May 31,              Nov. 30,             May 31,
                           2007                 2006                 2006
                       --------------      ---------------      ---------------
Raw  materials         $      43,275       $       38,621       $       42,523
Work-in-process                5,637                5,756                6,914
Finished goods               104,309              102,063              107,441
                       --------------      ---------------      ---------------
                       $     153,221       $      146,440       $      156,878
                       ==============      ===============      ===============

Inventories are stated at the lower of cost or market. At May 31, 2007, November 30, 2006 and May 31, 2006, approximately 43%, 45% and 49%, respectively, of the Company's total inventories are valued using the last-in, first-out method representing certain tailored clothing work-in-process and finished goods in the Men's Apparel Group. The first-in, first-out method is used for substantially all raw materials and the remaining inventories.

Note 7 - Acquisitions

On August 29, 2006, the Company acquired certain assets, properties and operations of Sweater.com, a designer and marketer of high quality women's knitwear, tops and related products sold to leading specialty stores under its One Girl Who ... brand and directly through its Sweater.com website. The purchase price for Sweater.com as of the acquisition date was $12.4 million. Additional cash purchase consideration is due if Sweater.com achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $2.0 million), additional annual consideration of $.5 million would be paid over the five-year period commencing December 1, 2006. The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price. No additional consideration was recorded for the six months ended May 31, 2007.

Effective December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand marketed principally to upscale women's specialty stores. The purchase price for Zooey as of the acquisition date was $3.0 million. Additional cash purchase consideration is due if Zooey achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $1.0 million), additional annual consideration of $.15 million would be paid over the five-year period commencing December 1, 2006. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. No additional consideration was recorded for the six months ended May 31, 2007.

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

                                             Sweater.com              Zooey
                                          -----------------    -----------------
       Cash consideration                 $         12,354      $         3,000
       Direct acquisition costs                        135                   75
                                          -----------------    -----------------
       Total purchase price               $         12,489      $         3,075
                                          =================    =================

       Allocation of purchase price:
       Cash                               $              6               $    -
       Accounts receivable                           1,315                   18
       Inventories                                   2,620                  604
       Other current assets                            312                   58
       Intangible assets                             8,765                1,255
       Goodwill                                          -                1,414
       Property, plant and equipment                   228                   24
       Other assets                                     52                    -
       Current liabilities                            (475)                (298)
       Estimated amount due seller                    (334)                   -
                                          -----------------    -----------------
       Total purchase price               $         12,489      $         3,075
                                          =================    =================

The components of the Intangible Assets listed in the above table as of the acquisition date for Sweater.com were determined by the Company with the assistance of an independent third party appraisal. Intangible assets for Sweater.com and Zooey included the following (000's omitted):

                                        Sweater.com                          Zooey
                             ------------------------------     --------------------------------
                               Amount              Life            Amount              Life
                             -------------    -------------     --------------    --------------
Tradename                    $      6,540       Indefinite      $         625       Indefinite
Customer relationships              2,050        10 years                 600        10 years
License agreement                      75         5 years                  -
Covenant not to compete               100        10 years                  30        10 years
                             -------------                      --------------
                             $     8,765                        $       1,255
                             =============                      ==============

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

In July 2004 and October 2005, the Company acquired certain assets, properties and operations of Misook and Simply Blue, respectively. Additional cash purchase consideration is due to the extent that Misook achieves specified performance targets over a five-year period commencing August 1, 2004 and Simply Blue achieves specified performance targets over a five-year period commencing December 1, 2005. The amount of contingent consideration related to fiscal 2006 accrued as of November 30, 2006 for Misook of approximately $4.7 million was paid in the first quarter of fiscal 2007 and for Simply Blue of approximately $1.7 million was paid in the second quarter of fiscal 2007.


Note 8 - Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales. The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products totaled $5.6 million in the second quarter of 2007 and $5.7 million for the second quarter of 2006; for the six months, the total was $11.3 million in 2007 and $11.1 million in 2006. Such amounts are included as a component of Selling, General and Administrative Expenses.


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

Information on the Company's operations and total assets for the three months and six months ended and as of May 31, 2007 and May 31, 2006 is summarized as follows (in millions):

                                  Men's       Women's
                                 Apparel      Apparel
                                  Group        Group         Adj.        Consol.
                                 --------     --------     --------     --------
Three Months Ended May 31,
2007
Sales                            $  122.6     $   33.3     $     -      $  155.9
Earnings (loss) before taxes         10.7          4.0        (6.1)          8.6

2006
Sales                            $  122.9     $   29.7     $     -      $  152.6
Earnings (loss) before taxes          8.1          4.1        (6.1)          6.1

                                  Men's       Women's
                                 Apparel      Apparel
                                  Group        Group         Adj.        Consol.
                                 --------     --------     --------     --------

Six Months Ended May 31,
2007
Sales                            $  212.8     $   63.2     $     -      $  276.0
Earnings (loss) before taxes          8.3          7.9       (13.1)          3.1
Total assets                        281.1        104.8        86.5         472.4


2006
Sales                            $  243.6     $   53.2     $     -      $  296.8
Earnings (loss) before taxes         17.3          5.4       (12.4)         10.3
Total assets                        300.7         88.2        96.0         484.9


During the three months and six months ended May 31, 2007, there was $.1 million of sales from the Men's Apparel Group to the Women's Apparel Group (none in 2006). These sales have been eliminated from Men's Apparel Group sales. During each period, there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):

                                May 31,       Nov. 30,        May 31,
                                 2007           2006           2006
                             -----------    -----------    -----------
Men's Apparel Group:
   Goodwill                  $     24.3     $     24.2     $     24.3
                             ===========    ===========    ===========

Women's Apparel Group:
   Intangible assets         $     55.2     $     55.5     $     48.2
                             ===========    ===========    ===========
   Goodwill                  $      7.7     $      3.8     $      2.6
                             ===========    ===========    ===========

Sales and long-lived assets by geographic region are as follows (in millions):

                                          Sales                                         Long-Lived Assets
                   ---------------------------------------------------          --------------------------------
                       Three Months                  Six Months
                       Ended May 31,                 Ended May 31,               May 31,    Nov. 30,     May 31,
                   ---------------------         ---------------------
                     2007        2006             2007         2006               2007        2006        2006
                   ---------    --------         --------    ---------          --------    --------    --------
USA                $   149.5    $  145.5         $  264.1    $  284.5           $  166.9    $  159.4    $  150.2
Canada                   5.9         6.6             11.0        11.6                3.5         3.2         3.1
All Other                 .5          .5               .9          .7                  -           -          .1
                   ---------    --------         --------    ---------          --------    --------    --------
                   $   155.9    $  152.6         $  276.0    $  296.8           $  170.4    $  162.6    $  153.4
                   =========    ========         ========    =========          ========    ========    ========

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


Note 10 - Other Comprehensive Income

Comprehensive income, which includes all changes in the Company's equity during the period, except transactions with stockholders, was as follows (000's omitted):

                                                       Six Months Ended
                                                            May 31,
                                              ----------------------------------
                                                    2007                2006
                                              ---------------     --------------
 Net earnings                                 $        1,967      $      6,465
 Other comprehensive income:

      Change in fair value of foreign
        exchange contracts                                 9                36
        Currency translation adjustment                1,029               783
                                              ---------------     --------------
 Comprehensive earnings                       $        3,005      $      7,284
                                              ===============     ==============


The pre-tax amounts, the related income tax provision and after-tax amounts allocated to each component of the change in other comprehensive income was as follows (000's omitted):

                                                    Pre-tax                 Tax                After-Tax
                                                --------------        --------------        --------------
Six months ended May 31, 2007
----------------------------------------
Fair value of foreign exchange contracts        $          15         $         (6)         $           9
Foreign currency translation adjustment                 1,029                                       1,029
                                                --------------        --------------        --------------
                                                $       1,044         $         (6)         $       1,038
                                                ==============        ==============        ==============

                                                    Pre-tax                 Tax                After-Tax
                                                --------------        --------------        --------------
Six months ended May 31, 2006
----------------------------------------
Fair value of foreign exchange contracts        $          59         $        (23)         $          36
Foreign currency translation adjustment                   783                    -                    783
                                                --------------        --------------        --------------
                                                $         842         $        (23)         $         819
                                                ==============        ==============        ==============

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):

                                                        Fair Value of          Foreign Currency        Accumulated Other
                                Minimum Pension       Foreign Exchange            Translation            Compre-hensive
                                   Liability              Contracts               Adjustment             Income (Loss)
                                -----------------    --------------------     --------------------    ---------------------
Fiscal 2007
----------------------------
Balance November 30, 2006       $              -     $                 -      $             2,423     $              2,423
Change in fiscal 2007                          -                       9                    1,029                    1,038
                                -----------------    --------------------     --------------------    ---------------------
Balance May 31, 2007            $              -     $                 9      $             3,452     $              3,461
                                =================    ====================     ====================    =====================

Fiscal 2006
----------------------------
Balance November 30, 2005       $         (9,895)    $                 1      $             2,166     $             (7,728)
Change in fiscal 2006                          -                      36                      783                      819
                                -----------------    --------------------     --------------------    ---------------------
Balance May 31, 2006            $         (9,895)    $                37      $             2,949     $             (6,909)
                                =================    ====================     ====================    =====================


Note 11 - Recent Accounting Pronouncements

The Company adopted SFAS 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" as of December 1, 2006. SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. Adoption of SFAS 154 had no effect on the Company's financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company's 2008 fiscal year beginning December 1, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its financial statements.

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115". SFAS 159 gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the Company's 2008 fiscal year beginning December 1, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 159 on its financial statements.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men's Apparel Group and Women's Apparel Group. The Men's Apparel Group designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women's Apparel Group designs and markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers, through its catalogs and its e-commerce websites. For the six months ended May 31, Men's Apparel Group segment sales represented 77% of consolidated sales in 2007 compared to 82% in 2006; Women's Apparel Group segment sales represented 23% of consolidated sales in 2007 compared to 18% in 2006.

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

> The continuing consolidation and ownership changes of national and regional retailers, an important distribution channel for the Company, along with certain large retailers' increasing emphasis on direct sourcing of their product offerings.

> Ongoing deflation of apparel prices and related shifting of product sourcing.

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

The 2006 full year decline in consolidated earnings compared to 2005 was largely attributable to the moderate priced tailored clothing and pant product categories marketed principally to the mainstream department store channel included in the Men's Apparel Group segment results. Moderate priced tailored clothing and pant profitability was adversely impacted by, among other things, wholesale pricing and allowance pressures from certain large retailers, as well as certain retailers increasing their direct sourcing of apparel products, including tailored clothing. The Company also elected not to renew two tailored clothing licenses which generated fiscal 2006 revenues of over $19 million. During 2006 the Company accelerated its actions to reduce its overall investment relating to this product category. Actions included reductions in staffing levels, the closing of one pant manufacturing facility, one coat sewing facility and one cutting facility; these closings were completed in December 2006, the first month of the Company's fiscal 2007 year. Domestic tailored clothing manufacturing levels overall in 2006 were lower compared to the prior year which further affected gross margins unfavorably due to under utilization of manufacturing and sourcing capacities. The above noted conditions were the principal factors contributing to the first quarter revenue decline and operating loss. The improved fiscal 2007 second quarter operating results reflected favorable product mix of brands serving the better, bridge and luxury price points and normalized tailored clothing manufacturing activity, which more than offset ongoing revenue and margin pressure in certain tailored clothing product lines.

Regarding product diversification, the Company has continued to expand its non-tailored clothing product offerings, most importantly through acquisitions, but also from internally developed programs and new licensing arrangements. Sales of non-tailored apparel product categories (men's sportswear, golfwear, slacks and womenswear) represented 51% of total sales during the first half of 2007 compared to 48% for the first half of 2006. For the fiscal year ended November 30, non-tailored apparel sales represented 48% of total sales in 2006 compared to 46% in 2005.

The Company's most recent acquisitions of women's apparel businesses are as follows:

                                                  Date of
             Company / Product Line              Acquisition
        ----------------------------------    --------------------
        Zooey                                 December 1, 2006
        Sweater.com / One Girl Who ...        August 29, 2006
        Simply Blue                           October 31, 2005
        Misook                                July 20, 2004

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


Liquidity and Capital Resources

November 30, 2006 to May 31, 2007
---------------------------------

For the six months ended May 31, 2007, net cash provided by operating activities was $16.6 million compared to $21.0 million for the six months ended May 31, 2006. The $4.4 million lower cash provided by operating activities was primarily attributable to the lower year-to-date earnings. Since November 30, 2006, net accounts receivable decreased $16.8 million or 15% to $96.9 million, principally attributable to the lower sales and seasonal collections. Inventories of $153.2 million increased $6.8 million or 5%, reflecting the seasonal production or receipt of goods in advance of anticipated shipments during the second half. Cash used in investing activities was $14.7 million in 2007 compared to $5.6 million in 2006. The increase reflected the $3.1 million related to the Zooey acquisition in December 2006, higher contingent earnout payments applicable to acquisitions consummated in prior years and $3.9 million of capitalized software acquisition and related costs applicable to the future upgrading of certain of the Company's computer systems. Cash used in financing activities was $2.0 million this year compared to $10.1 million last year. The $8.1 million lower cash used in financing activities primarily reflected lower payments under the Credit Facility this year compared to last year. Total debt, including current maturities, decreased $.4 million to $112.9 million and represented 30% of total capitalization at both May 31, 2007 and November 30, 2006.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company's Annual Report on Form 10-K for the year ended November 30, 2006.

The Company's borrowing arrangements consist of a senior revolving credit facility ("Credit Facility"), mortgages and industrial development bonds. The current $200 million Credit Facility expires in February 2009 with an additional one-year renewal at the Company's option (i.e., until February 2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 7.1% at May 31, 2007, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. The weighted average interest rate on all borrowings was approximately 7.5% at May 31, 2007 compared to 7.2% at May 31, 2006.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. As of and for the period ending May 31, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which are discussed in Item 1-A Risk Factors of the Company's Annual Report on Form 10-K, which could affect the Company's ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At May 31, 2007, the Company had approximately $20 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers' compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. For the trailing twelve months, additional availability levels have ranged from $48 million to $115 million. At May 31, 2007, additional borrowing availability under the Credit Facility was approximately $91 million. The Company has also entered into surety bond arrangements aggregating approximately $12 million with unrelated parties, primarily for the purposes of satisfying workers' compensation deposit requirements of various states where the Company has operations. At May 31, 2007, there were an aggregate of approximately $.4 million of outstanding foreign exchange contracts attributable to the sale of approximately 51 million Japanese Yen primarily for anticipated licensing revenues to be received in the next three months. Other than the Company's ongoing guarantee of a $2.5 million industrial development bond included as a component of consolidated debt, the Company has not committed to and has not provided any guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

May 31, 2006 to May 31, 2007
----------------------------

Net accounts receivable of $96.9 million decreased $15.1 million, principally attributable to the lower year-to-date sales. The current period included $1.1 million of net receivables related to the One Girl Who ... and Zooey product lines acquired in August 2006 and December 2006, respectively. Inventories of $153.2 million decreased $3.7 million or 2% and included $2.1 million attributable to One Girl Who ... and Zooey. Actions have been implemented which have reduced tailored clothing inventories commensurate with reduced sales levels in this product category; actions include decreasing units purchased through off-shore contractors and reduced domestic tailored clothing production. Inventories have been valued at the lower of cost or market at May 31, 2007.
The increase in intangible assets to $55.2 million from $48.2 million in the year earlier period was attributable to the fair value of intangible assets acquired in the One Girl Who ... and Zooey transactions, less amortization of intangibles assets with finite lives. Net properties of $32.9 million decreased $3.2 million. Total debt of $112.9 million increased $3.5 million compared to the year earlier level and reflected favorable working capital reductions from the year earlier period which was offset by the $21.7 million of payments related to acquisitions during the past twelve months as well as $7.2 million of incremental treasury share expenditures. Total debt represented 30% of total capitalization at both May 31, 2007 and May 31, 2006.

Results of Operations

Second Quarter 2007 Compared to Second Quarter 2006
---------------------------------------------------

Second quarter consolidated sales were $155.9 million compared to $152.6 million in 2006. Men's Apparel Group revenues were $122.6 million compared to $122.9 million in the year earlier period, and reflected approximately $13 million of spring advance tailored clothing orders from a major customer shifted from the first quarter last year to the second quarter this year. The second quarter revenue comparison was also impacted by approximately $4.2 million lower men's tailored clothing sales related to licenses that were not renewed, as well as reduced sales of sportswear and other moderate priced tailored clothing.
Women's Apparel Group revenues increased $3.6 million to $33.3 million, attributable to both acquired and ongoing product lines, including $2.0 million attributable to One Girl Who ... and Zooey, and represented approximately 21% of consolidated sales in 2007 and 19% in 2006. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 50% of total second quarter revenues in both 2007 and 2006.

Men's Apparel Group product mix changes impacted comparability of both unit sales and average wholesale selling prices. Suit unit sales decreased approximately 10%, while sport coat units decreased approximately 32%. However, tailored clothing average wholesale selling prices increased 30% from 2006, reflecting a shift in product mix in 2007 compared to 2006 to more higher price point units, fewer moderate tailored clothing unit sales and less off-price dispositions. Slack average wholesale selling prices increased approximately 15% on a 1% unit decline, reflecting a shift in product mix. Unit sales of sportswear products decreased approximately 15% while average wholesale selling prices were approximately 3% higher than 2006, reflecting lower moderate priced sportswear business.

In the Women's Apparel Group, the addition of the One Girl Who ... and Zooey product lines significantly increased the number of women's units sold at an average unit price point lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Unit sales of women's apparel increased approximately 22%, excluding the newly acquired One Girl Who ... and Zooey product lines, and average selling prices declined approximately 13%, each attributable to Simply Blue with its lower per unit cost relative to other women's products.

The second quarter consolidated gross margin percentage to sales improved to 35.8% this year compared to 32.5% in the second quarter of fiscal 2006, reflecting the favorable impact of product mix changes; gross margins improved in both the Men's Apparel Group and Women's Apparel Group segments. The prior period was adversely impacted by more off-price sales and customer allowances principally in the moderately priced tailored clothing product category. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.6 million in 2007 and $5.7 million in 2006 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $45.2 million in 2007 compared to $41.5 million in 2006; the ratio to sales was 29.0% in 2007 compared to 27.2% in 2006. The $3.7 million increase reflected, among other things, incremental expenses of $2.2 million related to the Sweater.com and Zooey product lines. The prior year amount also reflected $.8 million received related to an insurance claim (an additional $.6 million is reflected as a reduction of 2006 cost of sales). The increased percentage relative to sales this year reflected, in part, changes in revenue mix towards more women's products with higher gross margin and operating expense ratios to sales.

Operating earnings improved to $11.2 million in 2007 compared to $8.5 million in 2006 and represented 7.2% of sales in 2007 compared to 5.6% of sales in 2006. Men's Apparel Group operating earnings increased to $10.7 million compared to earnings of $8.1 million in 2006, attributable to an improved gross margin rate. Women's Apparel Group operating earnings were $4.0 million in 2007 compared to $4.1 million in 2006, as improvements in ongoing product lines were about offset by product development and administrative expenditures and required purchase accounting adjustments associated with the newly acquired One Girl Who ... and Zooey product lines.

Interest expense was $2.6 million in 2007 compared to $2.4 million in 2006. Consolidated pre-tax earnings were $8.6 million in 2007 compared to $6.1 million in 2006. After reflecting the applicable tax provision, consolidated earnings were $5.4 million in 2007 compared to $3.9 million in 2006. Diluted earnings per share were $.15 in 2007 compared to $.10 per share in 2006.

Six Months 2007 Compared to Six Months 2006
-------------------------------------------

First half consolidated sales were $276.0 million compared to $296.8 million in 2006. Men's Apparel Group revenues were $212.8 million in the current year compared to $243.6 million in the year earlier period. The first half revenue comparison reflected approximately $6.1 million lower men's tailored sales related to licenses that were not renewed, as well as reduced sales of other men's moderate priced tailored clothing and sportswear lines. Women's Apparel Group revenues of $63.2 million increased $10.0 million, attributable to both ongoing and newly acquired product lines; the current year included $5.6 million attributable to One Girl Who ... and Zooey. Women's Apparel Group revenues represented approximately 23% of consolidated sales in 2007 and 18% in 2006, reflecting both the higher women's sales and lower Men's Apparel Group revenues. Aggregate sportswear and other non-tailored clothing product categories, including women's, represented approximately 51% of total first half revenues in fiscal 2007 compared to 48% in 2006.

Men's Apparel Group product mix changes impacted comparability of both unit sales and average wholesale selling prices. Tailored clothing average wholesale selling prices increased 20% from 2006, reflecting a shift in product mix in 2007 compared to 2006 to more higher price point units, fewer moderate tailored clothing unit sales and less off-price dispositions. Suit unit sales decreased approximately 22%, while sport coat units decreased approximately 32%. Slack product units decreased approximately 12%. Slack average wholesale selling prices increased approximately 15%, reflecting a shift in product mix. Unit sales of sportswear products decreased approximately 26% and average wholesale selling prices were approximately 6% higher than 2006, reflecting lower moderate priced sportswear business.

In the Women's Apparel Group, the addition of One Girl Who ... and Zooey product lines significantly increased the number of women's units sold at an average unit price lower than the other women's products taken as a whole, resulting in an increase in women's units and a decrease in average unit price. Unit sales of women's apparel increased approximately 19%, excluding the newly acquired One Girl Who ... and Zooey product lines and average selling prices declined approximately 8%, each attributable to Simply Blue with its lower per unit cost relative to other women's products.

The consolidated gross margin percentage to sales improved to 34.8% in the current year compared to 33.0% in the prior year's first half, reflecting the higher percentage of year-to-date non-tailored product sales and the improved second quarter performance described above. The gross margin percentage for the first quarter had been about even with the prior year's percentage, as the favorable impact of product mix changes were largely offset by lower first quarter tailored clothing margins impacted by retailer chargebacks and allowances and the residual effects of unfavorable manufacturing overhead from reduced production schedules in several manufacturing facilities, including the final winddown of a coat sewing facility closed during the first quarter of fiscal 2007. Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $11.3 million in 2007 and $11.1 million in 2006 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses. Consolidated selling, general and administrative expenses were $89.1 million in 2007 compared to $84.3 million in 2006, representing 32.3% of sales in 2007 and 28.4% in 2006. The increase relative to sales was attributable, in part, to changes in revenue mix towards more women's products with higher gross margin and operating expense ratios to sales. The $4.8 million increase reflected, among other things, incremental expenses of $4.4 million related to One Girl Who ... and Zooey and the 2006 insurance recovery noted previously.

Operating earnings were $7.9 million in 2007 compared to $14.8 million in 2006 and represented 2.9% of sales in 2007 and 5.0% of sales in 2006. Men's Apparel Group operating earnings declined to $8.3 million in 2007 compared to $17.3 million in 2006, attributable principally to its $31 million lower sales. Women's

Apparel Group operating earnings improved to $7.9 million in 2007 compared to $5.4 million in 2006, attributable to its higher sales and improved operating margins.

Interest expense was $4.8 million in 2007 compared to $4.5 million in 2006 with the increase attributable to borrowings associated with acquisitions and share repurchases. Consolidated pre-tax earnings were $3.1 million in 2007 compared to $10.3 million in 2006. After reflecting the applicable tax provision, consolidated net earnings were $2.0 million in 2007 compared to $6.5 million in 2006. Diluted earnings per share were $.05 in 2007 compared to $.17 per share in 2006.

The actions taken last year to discontinue and reduce several moderate priced tailored clothing lines and to close three production facilities, while appropriate to address the disruptive environment in the mainstream department store channel, had a significant adverse impact on the Company's operating results for 2006 and through the first quarter of fiscal 2007. The improved 2007 second quarter earnings reflect the Company's ongoing strategy of devoting more resources towards those product lines and categories at the better, bridge and luxury price points, while reducing exposure to the mainstream department store channel. First half revenues of product lines directed to the mainstream department store channel represented approximately 13% of revenues this year compared to 19% last year, and this declining trend is anticipated to continue over the balance of the year. Tailored clothing marketed to this channel remains under revenue and margin pressures.

The Company expects that it is positioned for a full year earnings improvement in 2007 compared to 2006. Full year operating margins are expected to increase from higher gross margins resulting from product mix changes currently in place and including the expected further reduction in moderate priced tailored clothing volume as described above. Overall debt reduction is anticipated by year-end 2007, excluding the impact of future acquisitions or share repurchases. Pursuant to the October 2005 authorization to repurchase up to two million shares of the Company's common stock, approximately 1.55 million shares have been repurchased through July 6, 2007, at an average cost of $6.70 per share, including close to .4 million shares acquired to-date in fiscal 2007.

The Company's longer term objectives continue to be directed to increasing revenues and pre-tax margin improvements from a combination of both internal revenue growth and from acquisitions. The Company continues to evaluate acquisition opportunities which can produce positive cash flows, are accretive to earnings in the near to mid-term and which do not create excessive debt leverage.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of May 31, 2007, the Company had entered into foreign exchange contracts, aggregating approximately $.4 million attributable to the sale of approximately 51 million Japanese Yen for anticipated licensing revenues to be received in the next three months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company's anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.8 million based on borrowings under the Credit Facility at May 31, 2007. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company's customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 54% of consolidated sales during fiscal 2006 with the two largest customers representing approximately 21% and 12% of sales, respectively. Recently there were several changes in ownership control regarding several of the Company's customers, including Federated's acquisition of the May Company stores and the sale of certain store groups formerly owned by Saks, Inc. During 2006, the Company experienced declining sales largely in its moderate priced tailored clothing brands marketed to the mainstream department store channel, which has been most impacted by such ownership changes, and decreases have continued during 2007.

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

         (B) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act during the Company's fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          Part II -- OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
---------------------------------------------------------------------

(c) Purchase of equity securities by the issuer and affiliated purchasers.

                                                                                             Maximum Number
                                                                   Total Number                of Shares
                       Total Number                                 of Shares               That May Yet Be
                         of Shares         Average Price        Purchased as Part of        Purchased Under
    Period               Purchased        Paid per Share     Publicly Announced Plan            the Plan
------------------    --------------     ----------------    ------------------------     --------------------
March 1, 2007 to
March 31, 2007              144,900                $6.74                     144,900               602,000

April 1, 2007 to
April 30, 2007                    -                    -                           -               602,000

May 1, 2007 to
May 31, 2007                103,032                $6.30                     103,032               498,968
                      --------------                         ------------------------

Total                       247,932                                          247,932
                      ==============                         ========================

On October 28, 2005, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The authorization expires on December 31, 2007.

All shares purchased above were acquired in open-market transactions. Purchases for the period commencing May 1, 2007 included 73,032 shares which were settled after May 31, 2007 at an average price of $6.48 per share.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The annual meeting of the stockholders of the Registrant was held on April 11, 2007. The directors listed in the Registrant's Proxy Statement for the Annual Meeting of Stockholders dated February 27, 2007 were elected for one year terms with voting for each as follows:
                                                     Withheld
     Director                      For               Authority
---------------------        -------------         -------------
Michael F. Anthony             32,654,190             1,027,915
Jeffrey A. Cole                32,409,294             1,272,812
James P. Dollive               32,674,254             1,007,852
Raymond F. Farley              32,601,031             1,081,074
Elbert O. Hand                 32,677,401             1,004,704
Dipak C. Jain                  32,837,817               844,288
Homi B. Patel                  31,605,901             2,076,204
Michael B. Rohlfs              32,505,018             1,177,088
Stuart L. Scott                32,604,923             1,077,182

The reappointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm was ratified with 33,035,222 shares for, 492,318 opposed and 154,566 shares abstaining.


Item 6.   Exhibits
------------------

4-C-7    Amendment No. 6 to Loan and Security Agreement dated as of May 26,
         2007.

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

                                        HARTMARX CORPORATION


July 10, 2007                           By /s/ GLENN R. MORGAN
                                           ------------------------------------
                                           Glenn R. Morgan
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                           (Principal Financial Officer)


July 10, 2007                           By  /s/ ANDREW A. ZAHR
                                           ------------------------------------
                                            Andrew A. Zahr
                                            Vice President and Controller

                                            (Principal Accounting Officer)