Form 10-Q
period 2007-08-31
HARTMARX CORP/DE
filed 2007-10-10
CIK 723371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2007
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-8501

HARTMARX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3217140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 North Wacker Drive Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	312/372-6300

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  √   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer _____          Accelerated filer     √           Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes _____                      No           √

At September 30, 2007 there were 36,701,750 shares of the Company's common stock outstanding.

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the “Company” or “Hartmarx” means Hartmarx Corporation and its consolidated subsidiaries.  The following terms represent:

FASB	Financial Accounting Standards Board
SFAS	Statement of Financial Accounting Standards
FIN	FASB Interpretation Number
SEC	Securities and Exchange Commission
Monarchy	Monarchy Group, Inc.
Zooey	Zooey Apparel, Inc.
Sweater.com	Sweater.com Apparel, Inc.
Simply Blue	Simply Blue Apparel, Inc.
Misook	Exclusively Misook Apparel

The following terms represent the period noted:

Fiscal 2007 or 2007                                           The respective three months or nine months ended August 31, 2007
Fiscal 2006 or 2006                                           The respective three months or nine months ended August 31, 2006

HARTMARX CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HARTMARX CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
(000's Omitted, except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net sales	$135,202	$137,691	$411,182	$434,461
Licensing and other income	656	875	1,665	2,056
	135,858	138,566	412,847	436,517
Cost of goods sold	88,494	90,146	268,467	288,977
Selling, general and administrative expenses	44,407	45,427	133,498	129,704
	132,901	135,573	401,965	418,681
Operating earnings	2,957	2,993	10,882	17,836
Interest expense	2,018	2,053	6,795	6,601
Earnings before taxes	939	940	4,087	11,235
Tax provision	397	450	1,578	4,280
Net earnings	$542	$490	$2,509	$6,955

Earnings per share:
Basic	$.02	$.01	$.07	$.19
Diluted	$.01	$.01	$.07	$.19

Dividends per common share	$-	$-	$-	$-
Average shares outstanding:
Basic	36,045	36,130	36,053	36,580
Diluted	36,652	36,712	36,639	37,231

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(000's Omitted)

	Aug. 31, 2007	Nov. 30, 2006	Aug. 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$5,015	$2,304	$2,527
Accounts receivable, less allowance for doubtful accounts of $5,752, $4,792 and $5,475	96,950	113,688	113,681
Inventories	166,548	146,440	172,410
Prepaid expenses	8,628	8,708	9,063
Deferred income taxes	23,067	21,990	28,832
Total current assets	300,208	293,130	326,513

GOODWILL	35,701	27,957	27,113

INTANGIBLE ASSETS	63,974	55,501	56,342

DEFERRED INCOME TAXES	15,515	17,322	16,729

OTHER ASSETS	15,495	8,660	6,672

PREPAID / INTANGIBLE PENSION ASSET	37,843	36,550	35,963

PROPERTIES
Land	1,878	1,883	1,883
Buildings and building improvements	42,788	42,676	44,171
Furniture, fixtures and equipment	95,235	103,667	105,497
Leasehold improvements	27,569	28,183	28,224
	167,470	176,409	179,775
Accumulated depreciation and amortization	(135,243)	(142,445)	(144,075)
Net properties	32,227	33,964	35,700
TOTAL ASSETS	$500,963	$473,084	$505,032

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' EQUITY
(000's Omitted, except share data)

	Aug. 31, 2007	Nov. 30, 2006	Aug. 31, 2006
CURRENT LIABILITIES
Current portion of long-term debt	$20,820	$25,040	$24,762
Accounts payable and accrued expenses	75,363	70,105	76,896
Total current liabilities	96,183	95,145	101,658

NON-CURRENT LIABILITIES	17,439	20,659	21,142

LONG-TERM DEBT	113,518	88,315	107,390

ACCRUED PENSION LIABILITY	8,477	8,309	25,843

SHAREHOLDERS' EQUITY
Preferred shares, $1 par value; 2,500,000 authorized and unissued	-	-	-
Common shares, $2.50 par value; 75,000,000 shares authorized; 38,286,867 shares issued at August 31, 2007, 37,748,354 shares issued at November 30, 2006 and 37,579,190 shares issued at August 31, 2006.	95,717	94,371	93,948
Capital surplus	90,072	87,322	85,836
Retained earnings	86,925	84,416	84,085
Common shares in treasury, at cost, 1,644,780 shares at August 31, 2007, 1,167,800 shares at November 30, 2006 and 1,167,800 shares August 31, 2006.	(11,052)	(7,876)	(7,876)
Accumulated other comprehensive income (loss)	3,684	2,423	(6,994)
Total shareholders' equity	265,346	260,656	248,999

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$500,963	$473,084	$505,032

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CASH FLOWS
(000's Omitted)

	Nine Months Ended August 31,
Increase (Decrease) in Cash and Cash Equivalents	2007	2006
Cash Flows from operating activities:
Net earnings	$2,509	$6,955
Reconciling items to adjust net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	4,005	4,192
Amortization of intangible assets and long lived assets	3,033	2,823
Stock compensation expense	1,754	1,590
Taxes and deferred taxes on earnings	727	3,294
Changes in assets and liabilities:
Accounts receivable, inventories, prepaid expenses and other assets	3,194	(2,185)
Accounts payable, accrued expenses and non-current liabilities	(2,058)	(4,678)
Net cash provided by operating activities	13,164	11,991
Cash Flows from investing activities:
Payments made re: acquisitions	(21,461)	(16,143)
Capital expenditures	(8,893)	(2,648)
Net cash used in investing activities	(30,354)	(18,791)
Cash Flows from financing activities:
Borrowings under Credit Facility	25,821	13,184
Payment of other debt	(4,838)	(545)
Grant proceeds related to facility modernization	-	759
Change in checks drawn in excess of bank balances	(293)	798
Proceeds from sale of shares to employee benefit plans and other equity transactions	1,133	1,170
Proceeds from exercise of stock options	856	417
Tax effect of option exercises	353	163
Purchase of treasury shares	(3,131)	(7,876)
Net cash provided by financing activities	19,901	8,070
Net increase in cash and cash equivalents	2,711	1,270
Cash and cash equivalents at beginning of period	2,304	1,257
Cash and cash equivalents at end of period	$5,015	$2,527

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Principles of Consolidation

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

Note 2 – Per Share Information

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Basic	36,045	36,130	36,053	36,580
Dilutive effect of:
Stock options and awards	438	516	453	578
Restricted stock awards	169	66	133	73
Diluted	36,652	36,712	36,639	37,231

For the three months and nine months ended August 31, 2007 and August 31, 2006, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company’s common stock was below the grant or award price for the respective period (000's omitted):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Anti-dilutive:
Stock options	902	911	909	801
Restricted stock awards	-	342	343	342

Note 3 – Stock Based Compensation

The Compensation and Stock Option Committee of the Board of Directors approved the grant of 322,000 stock options with a grant date effective December 1, 2006.  Stock options are priced at the average of the high and low of the Company’s stock price on the date of grant for employee stock options and on the day of election to the Board of Directors for director stock options.  The weighted average fair value of options granted in 2007 was calculated to be $2.46 per share using the following assumptions: risk-free interest rate - 4.4%, expected life (in years) - 3.6, expected volatility - 44% and expected dividend yield - 0%.   Pursuant to the terms of the 2006 Stock Compensation Plan for Non-Employee Directors, each non-employee director was awarded 5,000 fair market value stock options (40,000 options in total), effective April 11, 2007.  The weighted average fair value of these options was calculated to be $2.83 per share using assumptions similar to those used for employee stock options.  The Compensation and Stock Option Committee of the Board of Directors approved the grant of 10,000 stock options with a grant date effective of August 14, 2007.  The weighted average fair value of these options was calculated to be $2.71 per share using assumptions similar to those for the December 1, 2006 employee stock options.  The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant.  The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Additionally, on April 11, 2007, each non-employee director was credited with 2,681 Deferred Director Stock Awards (“DDSA”).  The total expense related to these DDSA’s was $.16 million.  On April 10, 2007, 169,500 restricted stock awards were granted with a weighted average grant date fair value per share of $7.46.  Compensation expense is recognized on a straight-line basis over the five year vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price of $12.00 for thirty consecutive days.

During the first quarter of 2007, there was an accelerated vesting of 15,000 restricted stock awards, which increased stock compensation expense by approximately $.077 million.  Stock compensation expense for the respective period consisted of (000's omitted):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Stock options	$204	$341	$1,007	$962
Restricted stock awards	118	179	621	496
Discount on shares sold to Company sponsored defined contribution plan	38	54	126	132
	$360	$574	$1,754	$1,590

Note 4 – Financing

Long-term debt comprised the following (000's omitted):

	Aug. 31, 2007	Nov. 30, 2006	Aug. 31, 2006
Borrowings under Credit Facility	$105,490	$79,670	$98,273
Industrial development bonds	15,500	17,250	17,250
Mortgages and other debt	13,348	16,435	16,629
Total debt	134,338	113,355	132,152
Less - current	20,820	25,040	24,762
Long-term debt	$113,518	$88,315	$107,390

Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010.  The Credit Facility provides for a $50 million letter of credit sub-facility.  Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 7.2% at August 31, 2007, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending August 31, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At August 31, 2007, the Company had approximately $17.5 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  During the trailing twelve months ended August 31, 2007, borrowing availability ranged from $40 million to $101 million. At August 31, 2007, additional borrowing availability under the Credit Facility was approximately $40 million.

Mortgages and other debt include $13.3 million remaining principal amount of mortgages on two of the Company’s owned manufacturing facilities, which mature in 2011 and 2016, respectively.  The $20.8 million of principal reductions at August 31, 2007, reflected as current, consists of $.8 million of required payments and $20 million representing the Company’s estimate of additional debt reduction over the twelve-month period subsequent to August 31, 2007.

Note 5 – Pension Plans

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three months and nine months ended August 31, 2007 and 2006 were as follows (000's omitted):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Service cost	$1,212	$1,220	$3,706	$3,898
Interest cost	3,655	3,617	11,209	10,845
Expected return on plan assets	(5,397)	(4,890)	(16,304)	(14,698)
Recognized net actuarial gain	(2)	136	(4)	40
Net amortization	871	866	2,612	2,598
Net periodic pension expense	$339	$949	$1,219	$2,683

During the nine months ended August 31, 2007, the Company contributed $2 million to its principal pension plan.  Based on the current interest rate environment and plan asset values, the Company anticipates that aggregate contributions to all its plans will be in the range of $3 million to $5 million during fiscal 2007.

Note 6 – Inventories

Inventories at each date consisted of (000's omitted):

	Aug. 31, 2007	Nov. 30, 2006	Aug. 31, 2006
Raw materials	$41,046	$38,621	$42,754
Work-in-process	6,767	5,756	6,420
Finished goods	118,735	102,063	123,236
	$166,548	$146,440	$172,410

Inventories are stated at the lower of cost or market.  At August 31, 2007, November 30, 2006 and August 31, 2006, approximately 40%, 45% and 46% respectively, of the Company's total inventories are valued using the last-in, first-out method representing certain tailored clothing work-in-process and finished goods in the Men’s Apparel Group.  The first-in, first-out method is used for substantially all raw materials and the remaining inventories.

Note 7 – Acquisitions

On August 14, 2007, the Company acquired certain assets and operations of Monarchy, LLC, a designer and marketer of premium casual sportswear to leading specialty stores nationwide under the Monarchy, Manchester Escapes and Garden of Earthly Delights brands.  The purchase price for Monarchy as of the acquisition date was $12 million plus assumption of certain liabilities.  Additional cash purchase consideration is due if Monarchy achieves certain specified financial performance targets over a seven-year period commencing December 1, 2007.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $3.0 million), additional annual consideration of $.75 million would be paid over the seven-year period commencing December 1, 2007.  The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.

Effective December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand, marketed principally to upscale women’s specialty stores.  The purchase price for Zooey as of the acquisition date was $3.0 million.  Additional cash purchase consideration is due if Zooey achieves certain specified financial performance targets over a five-year period commencing December 1, 2006.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $1.0 million), additional annual consideration of $.15 million would be paid over the five-year period commencing December 1, 2006.  The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.  No additional consideration was recorded for the nine months ended August 31, 2007.

On August 29, 2006, the Company acquired certain assets and operations of Sweater.com, a designer and marketer of high quality women’s knitwear, tops and related products sold to leading specialty stores under its One Girl Who ... brand and directly through its Sweater.com website.  The purchase price for Sweater.com as of the acquisition date was $12.4 million.  Additional cash purchase consideration is due if Sweater.com achieves certain specified financial performance targets over a five-year period commencing December 1, 2006.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $2.0 million), additional annual consideration of $.5 million would be paid over the five-year period commencing December 1, 2006.  The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.  No additional consideration was recorded for the nine months ended August 31, 2007.

The acquisitions of Monarchy, Sweater.com and Zooey are expected to provide for strategic growth opportunities in premium casual sportswear and womenswear and further diversification of product categories.

These acquisitions are being accounted for under the purchase method of accounting.  Accordingly, the results of Monarchy, Sweater.com and Zooey are included in the consolidated financial statements from the respective acquisition dates.  Monarchy results of operations and assets are included in the Men’s Apparel Group segment, while Sweater.com and Zooey results of operations and assets are included in the Women’s Apparel Group segment.

The Company has allocated the purchase price to the Monarchy, Sweater.com and Zooey assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the assistance of an independent third party appraisal for Monarchy and Sweater.com.  For Sweater.com, the excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller”, in accordance with SFAS No. 141 (“Business Combinations”).  Any contingent consideration payable subsequent to the acquisition date is first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter to goodwill.  For Monarchy and Zooey, any contingent consideration payable subsequent to acquisition will increase goodwill.  The allocation for Monarchy is subject to revision; subsequent revisions, if any, are not expected to be material.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

	Monarchy	Sweater.com	Zooey
Cash consideration	$12,000	$12,354	$3,000
Direct acquisition costs	125	135	75
Total purchase price	$12,125	$12,489	$3,075
Allocation of purchase price:
Cash	$-	$6	$-
Accounts receivable	2,371	1,315	18
Inventories	2,749	2,620	604
Other current assets	456	312	58
Intangible assets	9,460	8,765	1,255
Goodwill	1,920	-	1,414
Property, plant and equipment	202	228	24
Other assets	-	52	-
Current liabilities	(5,033)	(475)	(298)
Estimated amount due seller	-	(334)	-
Total purchase price	$12,125	$12,489	$3,075

The components of the Intangible Assets listed in the above table as of the acquisition date for Monarchy and Sweater.com were determined by the Company with the assistance of an independent third party appraisal.  Intangible assets for Monarchy, Sweater.com and Zooey included the following (000's omitted):

	Monarchy		Sweater.com		Zooey
	Amount	Life	Amount	Life	Amount	Life
Tradename	$8,130	Indefinite	$6,540	Indefinite	$625	Indefinite
Customer relationships	1,080	10 years	2,050	10 years	600	10 years
License agreement	-		75	5 years	-
Covenant not to compete	250	5 years	100	10 years	30	10 years
	$9,460		$8,765		$1,255

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

These acquisitions were financed utilizing borrowing availability under the Company’s Credit Facility.

In July 2004 and October 2005, the Company acquired certain assets and operations of Misook and Simply Blue, respectively.  Additional cash purchase consideration is due to the extent that Misook achieves specified performance targets over a five-year period commencing August 1, 2004 and Simply Blue achieves specified performance targets over a five-year period commencing December 1, 2005.  The amount of contingent consideration related to fiscal 2006 accrued as of November 30, 2006 for Misook of approximately $4.7 million was paid in the first quarter of fiscal 2007 and for Simply Blue of approximately $1.7 million was paid in the second quarter of fiscal 2007.

Note 8 – Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales.  The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs.  The cost of warehousing, picking and packing of finished products totaled $5.2 million in the third quarter of 2007 and $5.6 million for the third quarter of 2006; for the nine months, the total was $16.6 million in 2007 and $16.7 million in 2006.  Such amounts are included as a component of Selling, General and Administrative Expenses.

Note 9 – Operating Segments

The Company is engaged in the manufacturing and marketing of apparel and has two operating segments for purposes of allocating resources and assessing performance, which are based on products distributed.  The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies.  Products are sold over a wide range of price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels.  The Company’s operations are comprised of the Men’s Apparel Group and Women’s Apparel Group.  The Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear, including denim products and golfwear, and dress furnishings (shirts and ties).  The Women's Apparel Group designs and markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to both retailers and to individuals who purchase women's apparel through its catalogs and e-commerce websites.

Information on the Company's operations and total assets for the three months and nine months ended and as of August 31, 2007 and August 31, 2006 is summarized as follows (in millions):

	Men's Apparel Group	Women's Apparel Group	Adj.	Consol.
Three Months Ended August 31,
2007
Sales	$100.0	$35.2	$-	$135.2
Earnings (loss) before taxes	1.9	4.2	(5.2)	0.9

2006
Sales	$106.9	$30.8	$-	$137.7
Earnings (loss) before taxes	3.5	4.2	(6.8)	0.9

Nine Months Ended August 31,
2007
Sales	$312.8	$98.4	$-	$411.2
Earnings (loss) before taxes	10.2	12.2	(18.3)	4.1
Total assets	299.0	111.9	90.1	501.0
2006
Sales	$350.5	$84.0	$-	$434.5
Earnings (loss) before taxes	21.0	9.6	(19.4)	11.2
Total assets	307.2	104.8	93.0	505.0

During the three months and nine months ended August 31, 2007, there was $.2 million of sales from the Men’s Apparel Group to the Women’s Apparel Group (none in 2006).  These sales have been eliminated from Men’s Apparel Group sales.  During each period, there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):

	Aug. 31, 2007	Nov. 30, 2006	Aug. 31, 2006
Men’s Apparel Group:
Intangible assets	$9.4	$-	$-
Goodwill	$26.2	$24.2	$24.2
Women’s Apparel Group:
Intangible assets	$54.6	$55.5	$56.3
Goodwill	$9.5	$3.8	$2.9

Sales and long-lived assets by geographic region are as follows (in millions):

	Sales				Long-Lived Assets
	Three Months Ended August 31,		Nine Months Ended August 31,		Aug. 31,	Nov. 30,	Aug. 31,
	2007	2006	2007	2006	2007	2006	2006
USA	$129.9	$134.3	$394.0	$418.9	$181.5	$159.4	$158.4
Canada	5.1	3.2	16.1	14.8	3.7	3.2	3.3
All Other	.2	.2	1.1	.8	-	-	.1
	$135.2	$137.7	$411.2	$434.5	$185.2	$162.6	$161.8

Sales by Canadian subsidiaries to customers in the United States are included in USA sales.  Sales to customers in countries other than the USA or Canada are included in All Other.

Long-lived assets includes the prepaid/intangible pension asset, net properties, goodwill, intangible assets and other assets.

Note 10 – Other Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period, except transactions with stockholders, was as follows (000's omitted):

	Nine Months Ended August 31,
	2007	2006
Net earnings	$2,509	$6,955
Other comprehensive income:
Change in fair value of foreign exchange contracts	4	15
Currency translation adjustment	1,257	719
Comprehensive earnings	$3,770	$7,689

The pre-tax amounts, the related income tax provision and after-tax amounts allocated to each component of the change in other comprehensive income was as follows (000's omitted):

	Pre-tax	Tax	After-Tax
Nine months ended August 31, 2007
Fair value of foreign exchange contracts	$7	$(3)	$4
Foreign currency translation adjustment	1,257	-	1,257
	$1,264	$(3)	$1,261
Nine months ended August 31, 2006
Fair value of foreign exchange contracts	$25	$(10)	$15
Foreign currency translation adjustment	719	-	719
	$744	$(10)	$734

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):

	Minimum Pension Liability	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Fiscal 2007
Balance November 30, 2006	$-	$-	$2,423	$2,423
Change in fiscal 2007	-	4	1,257	1,261
Balance August 31, 2007	$-	$4	$3,680	$3,684
Fiscal 2006
Balance November 30, 2005	$(9,895)	$1	$2,166	$(7,728)
Change in fiscal 2006	-	15	719	734
Balance August 31, 2006	$(9,895)	$16	$2,885	$(6,994)

Note 11 – Recent Accounting Pronouncements

The Company adopted SFAS 154, “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” as of December 1, 2006.   SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle.  The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method.  SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method.  Adoption of SFAS 154 had no effect on the Company’s financial condition, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  FIN 48 is effective for the Company’s 2008 fiscal year beginning December 1, 2007.  The Company has not yet determined the impact, if any, of adopting FIN 48 on its financial statements.  However, the Company believes that adoption of FIN 48 will not have a material effect on its financial statements.

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R”.  SFAS 158 requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs.  SFAS 158 also requires additional disclosures in the notes to financial statements.  SFAS 158 is effective no later than the end of the Company’s fiscal year ending November 30, 2007.  The Company is currently assessing the impact of adopting SFAS 158 on its consolidated financial statements.  Based on the unfunded obligation as of November 30, 2006, the adoption of SFAS 158 would have decreased total assets by approximately $18 million, increased total liabilities by approximately $12 million and reduced total shareholders’ equity by approximately $30 million.  The adoption of SFAS 158 will not affect the Company’s results of operations.  The ultimate amounts recorded are dependent on a number of factors, including the discount rate utilized at November 30, 2007, the actual rate of return on pension assets for 2007 and the effective tax rate of the adjustment upon adoption.  Changes in those assumptions since the last measurement date could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at November 30, 2007.  Adoption of SFAS 158 will not have any effect on the Company’s compliance with its debt covenants.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115".  SFAS 159 gives entities the option to measure eligible items at fair value at specified dates.  Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings.  SFAS 159 is effective for the Company’s 2008 fiscal year beginning December 1, 2007.  The Company has not yet determined the impact, if any, of adopting SFAS 159 on its financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business.  Its operations are comprised of the Men's Apparel Group and Women’s Apparel Group.  The Men’s Apparel Group designs, manufactures and markets men's tailored clothing, slacks, sportswear (including denim products and golfwear) and dress furnishings (shirts and ties).  Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels.  The Women's Apparel Group designs and markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers, through its catalogs and its e-commerce websites.  For the nine months ended August 31, Men’s Apparel Group segment sales represented 76% of consolidated sales in 2007 compared to 81% in 2006; Women’s Apparel Group segment sales represented 24% of consolidated sales in 2007 compared to 19% in 2006.

The Company’s principal operational challenges have been to address the following:
  The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products (suits and sportcoats) over the past decade, especially for tailored suits, the Company’s core product offering.
  The need to diversify the Company’s product offerings in non-tailored product categories in light of the reduced demand for tailored clothing, largely affecting the moderate priced category, i.e., at retail price points below $350.
  The consolidation and ownership changes of national and regional retailers, an important distribution channel for the Company, has resulted in increased gross margin pressures on several tailored clothing product lines marketed by the Company, along with certain large retailers  increasing emphasis on direct sourcing of their product offerings.
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

The year-to-date decline in consolidated earnings this year compared to 2006 as well as the 2006 full year decline compared to 2005 has been largely attributable to the moderate priced tailored clothing and pant product categories marketed principally to the mainstream department store channel included in the Men’s Apparel Group segment results.   Moderate priced tailored clothing and pant profitability has been adversely impacted by, among other things, wholesale pricing and allowance pressures from certain large retailers, as well as revenue declines from certain retailers reducing the number of different lines carried and increasing their direct sourcing of apparel products, including tailored clothing.  The Company also elected not to renew two tailored clothing licenses which generated fiscal 2006 revenues of over $19 million.  The Company has accelerated its actions to reduce its overall investment relating to this product category.  Actions have included the closing of one pant manufacturing facility, one coat sewing facility and one cutting facility, completed in December 2006, the first month of the Company’s fiscal 2007 year, as well as ongoing reductions in staffing levels.  Although the Company’s men’s and women’s product lines marketed at the higher price points to upscale specialty store retailers have experienced higher sales and margins compared to the prior year, men’s moderate priced tailored clothing marketed to the mainstream department store channel has continued to encounter intense revenue and margin pressures, which have adversely impacted 2007 third quarter and year-to-date consolidated results.

Sales of non-tailored apparel product categories (men’s sportswear, golfwear, slacks and womenswear) represented 51% of total sales during the first nine months of 2007 compared to 47% for the first nine months of 2006.  For the fiscal year ended November 30, non-tailored apparel sales represented 48% of total sales in 2006 compared to 46% in 2005.

Regarding product diversification, the Company has continued to expand its non-tailored clothing product offerings, most importantly through acquisitions, but also from internally developed programs and new licensing arrangements.  The Company’s most recent acquisitions are as follows:

Company	Date of Acquisition	Principal Product Lines
Monarchy	August 14, 2007	Men’s premium casual sportswear
Zooey	December 11, 2006	Women’s upscale tops
Sweater.com / One Girl Who ...	August 29, 2006	Women’s high quality knitwear and tops
Simply Blue	October 31, 2005	Women’s upscale denim products
Misook	July 20, 2004	Women’s designer knitwear

The product lines acquired over the past year had aggregate fiscal 2007 revenues of $4.9 million and $10.5 million for the three months and nine months, respectively.  These acquisitions incurred a $.02 diluted loss per share for the three months and $.06 diluted loss per share for the nine months and reflected product development and infrastructure investments and required purchased accounting adjustments.  These acquisitions, financed through the Company’s Credit Facility and from cash generated from operating activities, provide for strategic growth opportunities in womenswear and further diversification of non-tailored men’s product categories.

Liquidity and Capital Resources

November 30, 2006 to August 31, 2007

For the nine months ended August 31, 2007, net cash provided by operating activities was $13.2 million compared to $12.0 million for the nine months ended August 31, 2006.  The $1.2 million higher cash provided by operating activities was primarily attributable to lower working capital requirements, substantially offset by the lower year-to-date earnings.  Since November 30, 2006, net accounts receivable decreased $16.7 million or 15% to $97.0 million, principally attributable to the lower sales.  Inventories of $166.5 million increased $20.1 million or 14%, reflecting the seasonal production or receipt of goods in advance of anticipated shipments during the fourth quarter.  Cash used in investing activities was $30.3 million in 2007 compared to $18.8 million in 2006.  The current year amount reflected $15.3 million related to the Monarchy and Zooey acquisitions, higher contingent earnout payments applicable to acquisitions consummated in prior years and $6.6 million of capitalized software acquisition and related costs applicable to the future upgrading of certain of the Company’s computer systems.  Cash provided by financing activities was $19.9 million this year compared to $8.1 million last year.  The $11.8 million higher cash provided by financing activities primarily reflected higher borrowings under the Credit Facility this year compared to last year.  Total debt, including current maturities, increased $21.0 million to $134.3 million reflecting both seasonal increases and the amounts utilized for acquisitions; total debt represented 34% of total capitalization at August 31, 2007 compared to 30% at November 30, 2006.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

The Company’s borrowing arrangements consist of a senior revolving credit facility (“Credit Facility”), mortgages and industrial development bonds.  The current $200 million Credit Facility expires in February 2009 with an additional one-year renewal at the Company’s option (i.e., until February 2010), and also provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of either LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 7.2% at August 31, 2007, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.  The weighted average interest rate on all borrowings was approximately 7.5% at August 31, 2007 compared to 7.4% at August 31, 2006.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending August 31, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.

There are several factors which are discussed in Item 1-A Risk Factors of the Company’s 2006 Annual Report on Form 10-K, which could affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At August 31, 2007, the Company had approximately $17.5 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit.  Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters.  For the trailing twelve months, additional availability levels have ranged from $40 million to $101 million.  At August 31, 2007, additional borrowing availability under the Credit Facility was approximately $40 million.  The Company has also entered into surety bond arrangements aggregating approximately $12 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At August 31, 2007, there were an aggregate of approximately $.7 million of outstanding foreign exchange contracts attributable to the sale of approximately 78 million Japanese Yen primarily for anticipated licensing revenues to be received in the next six months.  The Company has no commitments or guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

The Company’s various borrowing arrangements are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency “triggers” which would impact either the borrowing rate or borrowing commitment.

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

August 31, 2006 to August 31, 2007

Net accounts receivable of $97.0 million decreased $16.7 million, principally attributable to the lower year-to-date sales.  The current period included $3.3 million of net receivables related to the Zooey and Monarchy product lines acquired during fiscal 2007.  Inventories of $166.5 million decreased $5.9 million or 3.4% and included $5.4 million attributable to Zooey and Monarchy.  Actions have been implemented which have reduced tailored clothing inventories compared to the year earlier period commensurate with reduced sales levels in this product category.  Inventories have been valued at the lower of cost or market at August 31, 2007.  The increase in intangible assets to $64.0 million from $56.3 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Zooey and Monarchy transactions, less amortization of intangibles assets with finite lives.  Net properties of $32.2 million decreased $3.5 million.  Total debt of $134.3 million increased $2.2 million compared to the year earlier level and reflected favorable working capital reductions from the year earlier period which were substantially offset by $21.4 million of payments related to acquisitions during the past twelve months as well as $3.1 million of incremental treasury share expenditures.  Total debt represented 34% of total capitalization at August 31, 2007 compared to 35% at August 31, 2006.

Results of Operations

Third Quarter 2007 Compared to Third Quarter 2006

Third quarter consolidated sales were $135.2 million compared to $137.7 million in 2006.   Men’s Apparel Group revenues were $100.0 million compared to $106.9 million in the year earlier period, and reflected more than $8 million of fall advance tailored clothing orders shifted from the third quarter last year to the fourth quarter this year.  The third quarter revenue comparison was also impacted by approximately $1.2 million lower men’s tailored clothing sales related to licenses that were not renewed, as well as reduced sales of other moderate priced tailored clothing.  Women's Apparel Group revenues increased $4.4 million to $35.2 million, which included $4.0 million attributable to the One Girl Who ... and Zooey acquired product lines, and represented approximately 26% of consolidated sales in 2007 compared to 22% in 2006.  Aggregate sportswear and other non-tailored clothing product categories, including women’s, represented approximately 50% of total third quarter revenues in 2007 compared to 44% in 2006.

Men’s Apparel Group product mix changes impacted comparability of both unit sales and average wholesale selling prices.  Suit unit sales decreased approximately 26%, while sport coat units decreased approximately 29%.  Tailored clothing average wholesale selling prices increased 17% from 2006.  These changes reflected the above noted shift of certain fall advance orders to the fourth quarter this year as well as a shift in product mix to more higher price point units, fewer moderate tailored clothing unit sales and less off-price dispositions.  Slack average wholesale selling prices decreased approximately 10% on a 4% unit increase.  Unit sales of sportswear products decreased approximately 15% while average wholesale selling prices were approximately 27% higher than 2006, reflecting fewer off-price dispositions this year compared to the prior year.

In the Women’s Apparel Group, the addition of the One Girl Who ... and Zooey product lines significantly increased the number of women’s units sold at an average unit price point lower than the other women’s products taken as a whole, resulting in an increase in women’s units and a decrease in average unit price.  Excluding the newly acquired One Girl Who ... and Zooey product lines, unit sales of women’s apparel decreased approximately 5% and average selling prices increased approximately 8%, attributable to fewer off-price dispositions this year.

The third quarter consolidated gross margin percentage was 34.5% this year, the same as in 2006, as the favorable impact from product mix changes to higher margin product categories was offset by significantly lower margins attributable principally to the moderate priced tailored clothing lines.  Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.2 million in 2007 and $5.6 million in 2006 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses.  Consolidated selling, general and administrative expenses were $44.4 million in 2007 compared to $45.4 million in 2006; the ratio to sales was 32.8% in 2007 compared to 33.0% in 2006.  The $1.0 million consolidated decrease reflected, among other things, lower expenses overall, partially offset by $3.4 million of incremental expenses related to the Monarchy, Sweater.com and Zooey product lines.

Operating earnings were $3.0 million both in 2007 and 2006 and represented 2.2% of sales in each period.  Men’s Apparel Group operating earnings decreased to $1.9 million compared to earnings of $3.5 million in 2006, principally attributable to lower moderate tailored clothing sales and gross margins.  Women’s Apparel Group operating earnings were $4.2 million in both 2007 and 2006, as improvements in ongoing product lines were about offset by product development and administrative expenditures and required purchase accounting adjustments associated with the newly acquired One Girl Who ... and Zooey product lines.

Interest expense was $2.0 million in 2007 compared to $2.1 million in 2006.  Consolidated pre-tax earnings were $.9 million in both 2007 and 2006.  After reflecting the applicable tax provision, consolidated earnings were $.5 million in each period.  Diluted earnings per share of $.01 in 2007 was the same as 2006.

Nine Months 2007 Compared to Nine Months 2006

Consolidated sales for the nine months ended August 31, 2007 were $411.2 million compared to $434.5 million in 2006.  Men’s Apparel Group revenues were $312.8 million in the current year compared to $350.5 million in the year earlier period.   The year-to-date revenue decline in the Men’s Apparel Group reflected more than $8 million of fall advance tailored clothing orders shifted from the third quarter last year to the fourth quarter this year, approximately $7.3 million lower men’s tailored sales related to licenses that were not renewed and lower sales of other men’s tailored clothing lines, principally at moderate price points.  Sales of product lines directed to the mainstream department store channel represented approximately 12% of consolidated sales for the nine months compared to 17% last year.  Women's Apparel Group revenues of $98.4 million increased $14.4 million, attributable to both ongoing and newly acquired product lines; the current year included $9.6 million attributable to One Girl Who ... and Zooey.    Women’s Apparel Group revenues  represented approximately 24% of consolidated sales in 2007 and 19% in 2006, reflecting both the higher women’s sales and lower Men’s Apparel Group revenues.  Aggregate sportswear and other non-tailored clothing product categories, including women’s, represented approximately 51% of nine month revenues in fiscal 2007 compared to 47% in 2006.

Men’s Apparel Group product mix changes impacted comparability of both unit sales and average wholesale selling prices.  Tailored clothing average wholesale selling prices increased 19% from 2006, reflecting a shift in product mix in 2007 compared to 2006 to more higher price point units, fewer moderate priced tailored clothing unit sales and less off-price dispositions.  Suit unit sales decreased approximately 24%, while sport coat units decreased approximately 31%.  Slack product units decreased approximately 8%.  Slack average wholesale selling prices increased approximately 8%, reflecting a shift in product mix.  Unit sales of sportswear products decreased approximately 23% and average wholesale selling prices were approximately 13% higher than 2006, reflecting lower moderate priced sportswear business.

In the Women’s Apparel Group, the addition of One Girl Who ... and Zooey product lines significantly increased the number of women’s units sold at an average unit price lower than the other women’s products taken as a whole, resulting in an increase in women’s units and a decrease in average unit price.  Excluding the newly acquired One Girl Who ... and Zooey product lines, unit sales of women’s apparel increased approximately 8% and average selling prices declined approximately 2%, each attributable to Simply Blue with its lower per unit cost relative to other women’s products.

The consolidated gross margin percentage to sales improved to 34.7% in the current year compared to 33.5% in the prior year, reflecting the favorable impact of product mix changes which were in part offset by lower tailored clothing margins adversely impacted by retailer chargebacks and allowances and the residual effects of unfavorable manufacturing overhead from reduced production schedules in several manufacturing facilities, including the final winddown of a coat sewing facility closed during the first quarter of fiscal 2007.  Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $16.6 million in 2007 and $16.7 million in 2006 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses.  Consolidated selling, general and administrative expenses were $133.5 million in 2007 compared to $129.7 million in 2006, representing 32.5% of sales in 2007 and 29.9% in 2006.   The $3.8 million consolidated increase reflected, among other things, incremental expenses of $7.9 million related to Monarchy, One Girl Who ... and Zooey.  The increase relative to sales was attributable, in part, to changes in revenue mix towards more women’s products with higher gross margin and operating expense ratios to sales compared to tailored clothing product lines.

Operating earnings were $10.9 million in 2007 compared to $17.8 million in 2006 and represented 2.6% of sales in 2007 and 4.1% of sales in 2006.  Men’s Apparel Group operating earnings declined to $10.2 million in 2007 compared to $21.0 million in 2006, attributable to its $37.7 million lower sales and a slightly lower gross margin rate.  Women’s Apparel Group operating earnings improved to $12.2 million in 2007 compared to $9.6 million in 2006, attributable to its higher sales and improved operating margins.

Interest expense was $6.8 million in 2007 compared to $6.6 million in 2006 with the increase attributable to borrowings associated with acquisitions and share repurchases.  Consolidated pre-tax earnings were $4.1 million in 2007 compared to $11.2 million in 2006.  After reflecting the applicable tax provision, consolidated net earnings were $2.5 million in 2007 compared to $7.0 million in 2006.  Diluted earnings per share were $.07 in 2007 compared to $.19 per share in 2006.

The ongoing disruptive conditions in the mainstream department store channel have continued to result in intense margin pressures adversely impacting the Company’s 2007 year-to-date operating results.  Product lines directed to the mainstream department store channel represented approximately 12% of revenues for the nine months this year compared to 17% last year, and this declining trend is expected to continue over the balance of the year.  The Company continues to take additional actions to improve profitability associated with these product lines, including the further paring down of internal staffing levels and renegotiating reduced licensee commitments or accelerating the conclusion of certain licensing arrangements.

Overall debt reduction is anticipated by year-end 2007, excluding the impact of acquisitions and share repurchases.  Pursuant to the October 2005 authorization to repurchase up to two million shares of the Company’s common stock, approximately 1.74 million shares have been purchased through October 8, 2007, at an average cost of $6.66 per share, including approximately .575 million shares acquired to date in fiscal 2007.

The Company’s longer term objectives continue to be directed to increasing revenues and improving pre-tax margins from a combination of both internal revenue growth and from acquisitions.  The Company considers those acquisition opportunities which can produce positive cash flows, are accretive to earnings in the near to mid-term and which do not create excessive debt leverage.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The statements could be significantly impacted by such factors as the level of consumer spending for men’s and women’s apparel, the prevailing retail environment, the Company’s relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company’s business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control.  The reader is also directed to the Company’s 2006 Annual Report on Form 10-K for additional factors that may impact the Company’s results of operations and financial condition.  Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3  -- Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of August 31, 2007, the Company had entered into foreign exchange contracts, aggregating approximately $.7 million principally attributable to the sale of approximately 78 million Japanese yen primarily for anticipated licensing revenues to be received in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.1 million based on borrowings under the Credit Facility at August 31, 2007.   In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company’s customers include major U.S. retailers, certain of which are under common ownership and control.  The ten largest customers represented approximately 54% of consolidated sales during fiscal 2006 with the two largest customers representing approximately 21% and 12% of sales, respectively.  Recently,  there were several changes in ownership control regarding certain of the Company’s customers, including Federated’s acquisition of the May Company stores and the sale of certain store groups formerly owned by Saks, Inc.  During 2006, the Company experienced declining sales largely in its moderate priced tailored clothing brands marketed to the mainstream department store channel, which has been most impacted by such ownership changes, and decreases have continued during 2007.

Item 4 – Controls and Procedures

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

(B)           Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.   A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II -- OTHER INFORMATION

Item 2.	Unregistered Sales of Equity and Use of Proceeds

(a)	Purchase of equity securities by the issuer and affiliated purchasers.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
June 1, 2007 to June 30, 2007	51,500	$6.51	51,500	447,468

July 1, 2007 to July 31, 2007	-		-	447,468

August 1, 2007 to August 31, 2007	85,700	$7.03	85,700	361,768

Total	137,200		137,200

On October 28, 2005, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise.  The authorization expires on December 31, 2007.

All shares purchased above were acquired in open-market transactions.

Item 6.    Exhibits
31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTMARX CORPORATION

October 10, 2007	By:	/s/ Glenn R. Morgan
Glenn R. Morgan Executive Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)

October 10, 2007	By	/s/ Andrew A. Zahr
Andrew A. Zahr Vice President and Controller

(Principal Accounting Officer)