Form 10-K
period 2007-11-30
HARTMARX CORP/DE
filed 2008-02-08
CIK 723371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of May 31, 2007 was approximately $246,000,000.

On January 31, 2008, 35,356,390 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement dated February 27, 2008 for the Annual Meeting of Stockholders to be held April 16, 2008 are incorporated by reference into Part III of this report.

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

Definitions

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the “Company” or “Hartmarx” means Hartmarx Corporation and its consolidated subsidiaries. The following terms represent:

FASB	Financial Accounting Standards Board
SFAS	Statement of Financial Accounting Standards
FIN	FASB Interpretation Number
SEC	Securities and Exchange Commission
Zooey	Zooey Apparel, Inc.
Monarchy	Monarchy Group, Inc.
Sweater.com	Sweater.com Apparel, Inc.

Simply Blue	Simply Blue Apparel, Inc.

Misook	Exclusively Misook division

The following terms represent the period noted:

Fiscal 2007 or 2007	Twelve months ended November 30, 2007
Fiscal 2006 or 2006	Twelve months ended November 30, 2006
Fiscal 2005 or 2005	Twelve months ended November 30, 2005
Fiscal 2004	Twelve months ended November 30, 2004
Fiscal 2003	Twelve months ended November 30, 2003

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

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group and Women’s Apparel Group. The Men’s Apparel Group designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear and denim products) and dress furnishings (shirts and ties); products are sold under a broad variety of business and casual apparel brands, both owned and under license, to an extensive range of retail department and specialty stores. Product price points comprise luxury, premium and moderate. The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers through its catalogs and e-commerce websites. The Operating Segment Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the accompanying Notes to Consolidated Financial Statements further describe the Company’s operations.

Substantially all of the Company’s products are sold to a wide variety of retail channels under established brand names, both owned and under license, and to a much lesser extent utilizing the private labels of major retailers. The Company owns two of the most recognized brands in men’s tailored clothing—Hart Schaffner Marx®, which was introduced in 1887, and Hickey Freeman®, which dates from 1899. The Company also offers its products under other brands which it owns such as Exclusively Misook®, Christopher Blue®, Wörn®, Pine IV®, One Girl Who ...®, zooey®, zooey by alice heller™, eye®, b.chyll™ , Monarchy®, Manchester Escapes™, Sansabelt®, Palm Beach®, Barrie Pace®, Naturalife®, Pusser’s of the West Indies®, Society Brand Ltd.®, Coppley™ and Racquet Club® and under exclusive license agreements for specified product lines including Jack Nicklaus®, Golden Bear®, Bobby Jones®, Burberry® men’s tailored clothing, Austin Reed®, Perry Ellis®, Tommy Hilfiger®, Ted Baker® , Claiborne®, Pierre Cardin®, Lyle & Scott®, JAG® and Starington®. To broaden the distribution of the apparel sold under its owned and licensed trademarks, the Company has also entered into 57 license or sublicense agreements with third parties for specified product lines to produce, market and distribute apparel in 35 countries outside the United States. Additionally, the Company has direct marketing activities primarily in Europe, but also in Asia, North and South America, selling golfwear in 25 countries.

On August 14, 2007, the Company acquired certain assets and operations of Monarchy, LLC, a designer and marketer of premium casual sportswear to leading specialty stores nationwide principally under the Monarchy and Manchester Escapes brands. On December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand of high end women’s tee shirts and fine knitwear marketed principally to upscale women’s specialty stores. On August 29, 2006, the Company acquired certain assets, properties and operations of Sweater.com, a privately held marketer of high quality women’s knitwear, tops and related products. On October 31, 2005, a wholly-owned subsidiary of the Company acquired certain assets, properties and operations of Simply Blue, a privately-held marketer of women’s denim products. On July 20, 2004, the Company acquired certain assets, properties and operations of Misook, a privately-held marketer of women’s designer knitwear. These acquisitions further expanded and diversified the Company’s women’s product offerings.

Products Produced and Services Rendered

The Company’s merchandising strategy is to market a wide selection of men’s tailored clothing, sportswear and dress furnishings, and women’s career apparel, designer knitwear and sportswear, including denim products, across a wide variety of fashion directions, price points and distribution channels. Men’s Apparel Group represented approximately 77% of sales in 2007, 80% of sales in 2006 and 85% of sales in 2005. Women’s Apparel Group represented approximately 23% of sales in 2007, 20% of sales in 2006 and 15% of sales in 2005. As a manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Its men’s tailored clothing and slacks are manufactured in five Company operated facilities located in the United States and three facilities in Canada, as well as at numerous independent contractors located principally outside of the United States. Some of the Company’s dress furnishings are produced at a Company operated facility in Canada. However, the Company utilizes domestic and foreign contract manufacturers to produce a substantial portion of its moderate priced tailored clothing, its non-tailored clothing products, principally men’s sportswear, as well as women’s career apparel and sportswear, including denim products, in accordance with Company specifications and production schedules.

Sources and Availability of Raw Materials

Raw materials, which include fabric, linings, thread, buttons and labels, are obtained from domestic and foreign sources based on quality, pricing, fashion trends and availability. The Company’s principal raw material is fabric, including woolens, cottons, polyester and blends of wool and polyester. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company’s specifications. For certain of its product offerings, the Company and selected fabric suppliers jointly develop fabric for the Company’s exclusive use. Approximately 66% of the raw materials purchased by the Company in fiscal 2007 was acquired directly from foreign mills. Purchases from foreign mills, especially with respect to higher quality fabrics, reflect both enhanced diversity of available styles relative to United States sourced fabric and reduced duties on such foreign purchases. A substantial portion of these purchases is denominated in United States dollars. Purchases from the Company’s largest fabric supplier represented approximately 21% of the Company’s total fabric requirements in fiscal 2007 compared to 17% in 2006 and approximately 10% in 2005. No other supplier accounts for over 10% of the Company’s fiscal 2007 total raw material requirements. As is customary in the industry, the Company has no long-term contracts with its suppliers. The Company believes that a variety of alternative sources of supply are available to satisfy its raw material requirements.

Product lines are developed primarily for two major selling seasons, spring and fall, with smaller lines for the summer and holiday seasons. The majority of the Company’s products are purchased by its customers on an advance order basis, five to seven months prior to shipment. Seasonal commitments for a portion of the expected requirements are made approximately three to five months in advance of the customer order. For certain of the Company’s product lines, in-stock inventory programs are maintained on selected product styles giving customers the capability to order electronically with resulting shipment within one to two business days. Programs with selected fabric suppliers provide for availability to support in-stock marketing programs. The normal production process from fabric cutting to finished production is five to six weeks for tailored suits and sport coats and three to four weeks for tailored slacks. A substantial portion of sportswear and women’s apparel is produced by unaffiliated contractors utilizing Company designs.

Competition and Customers

The Company emphasizes quality, fashion, brand awareness and service in engaging in this highly competitive business. While no manufacturer of men’s clothing accounts for more than a small percentage of the total amount of apparel produced by the entire industry in the United States, the Company believes it is the largest domestic manufacturer and marketer of men’s tailored clothing and men’s slacks with expected retail prices over $75. The Company’s women’s apparel sales do not represent a significant percentage of the total market for women’s apparel sales. The Company’s customers include major department and specialty stores (certain of which are under common ownership and control), value-oriented retailers and direct mail companies. The Company’s largest customer, Dillard’s Department Stores, represented approximately 21%, 21% and 20% of consolidated sales in 2007, 2006 and 2005, respectively. Nordstrom’s represented approximately 13%, 12% and 11% of consolidated sales in 2007, 2006 and 2005, respectively. The Company’s top ten customers represented approximately 50% of consolidated sales in 2007, 54% of consolidated sales in 2006 and 55% of consolidated sales in 2005.

Advance Orders

As of November 30, 2007 and 2006, advance orders for the next Spring season aggregated approximately $142 million and $139 million, respectively, all of which will be or were shipped within the subsequent six months. Backlog information is not necessarily indicative of sales to be expected for the following year due to the level of in-stock EDI replenishment programs with many retailers and differences between years as to when the retailer places orders for the Company’s products.

Geographic Distribution of Sales

Information on sales and long-lived assets by geographic region for fiscal 2007, 2006 and 2005 is included in the Operating Segment Information note to the Consolidated Financial Statements of this Form 10-K.

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

With the acquisition of Monarchy in August 2007, the Company acquired the Monarchy and Manchester Escapes trademarks. With the acquisitions of Sweater.com in August 2006 and Zooey in December 2006, the Company acquired the One Girl Who ... and Zooey trademarks, respectively. The Company acquired the Christopher Blue, Wörn and L. Paseo trademarks, as well as the rights to the JAG trademark under a design services agreement with the acquisition of Simply Blue in October 2005. The Tommy Hilfiger casual pant license agreement terminated in 2005 resulting in a $19 million reduction in sales in 2006 compared to 2005. The Kenneth Cole license agreement expired December 31, 2006 and was not renewed. Annual sales of Kenneth Cole products during 2006 were approximately $19 million.

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

Employees

The Company presently has approximately 3,800 employees, of which approximately 89% are employed in Men’s Apparel Group. Most of the employees engaged in manufacturing and distribution activities in the United

States and Canada are covered by union contracts with UNITE HERE. The Company considers its employee relations to be satisfactory.

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

•

The apparel environment is cyclical and the level of consumer spending on apparel can decline during periods of general economic uncertainty or during recessionary periods when disposable income declines. The overall retail economy in the United States could affect retailers’ expectations of future apparel product sales. A more pessimistic evaluation by retailers compared to 2007 could adversely affect both the advance order and in-stock product lines marketed by the Company. The Company’s sales and earnings could also be adversely impacted to the extent that the financial strength of its existing or new retail customers worsens.

•

The Company’s two largest customers represented approximately 21% and 13% of consolidated sales, respectively, in fiscal 2007 and 21% and 12% of consolidated sales, respectively, in fiscal 2006. The Company’s ten largest customers represented approximately 50% and 54% of consolidated sales in fiscal 2007 and 2006, respectively. The Company believes it maintains an excellent business relationship with these customers. The Company does not have any long term agreements with its customers. An unanticipated decline in sales with the Company’s largest customers would adversely affect profitability as it would be difficult to immediately replace this business with new customers or increase sales volume with other existing customers. During 2005 and 2006, there were several changes in ownership control regarding several of the Company’s customers, including Federated’s acquisition of the May Company stores and the sale of certain store groups formerly owned by Saks, Incorporated. During 2006 and 2007, the Company experienced declining sales largely in its moderate priced tailored clothing brands marketed to the mainstream department store customers impacted by such ownership changes; profitability could be adversely affected by further revenue declines.

•

The tailored clothing market has continued to experience unit declines. Also, certain retailers have been increasing their direct sourcing of apparel products, including tailored clothing, especially at the moderate price points, under brands exclusive to the retailer. The Company has been, among other things, placing less emphasis on brands which do not have the potential of achieving acceptable profit margins and introducing new brands with higher gross margin potential. The Company’s sales and profitability have been adversely affected over the past two years by declining demand for tailored clothing at moderate price points, and profitability would be adversely affected further if demand continues to decline, if wholesale prices, net of allowances, decline further, or if large retailers further increase their direct sourcing of tailored clothing.

•

Sales derived from products which utilize licensed brand names, while declining in scope over the past several years, represent an important current component of the Company’s overall revenues and profitability. The Company also serves as a licensing agent for several of its principal licensors. The Company believes the relationships with its principal licensors are generally favorable and the termination of any single licensing agreement would not have a material adverse effect on its business taken as a whole. Nonetheless, during the past few years, in response to inadequate profitability of certain licensing arrangements, the Company elected to terminate several licensing arrangements through both the non-renewal of expiring licenses and through renegotiated settlements of others. The Company also announced that during 2007 it renegotiated terms of certain ongoing licenses and would not be renewing a license which has experienced declining sales upon its expiration at the end of 2008. Over the past few years, the Company has experienced an increased level of product returns, allowances granted to customers, and increased inventory markdown requirements to value inventories at net realizable value related to several moderate priced tailored clothing licenses, the aggregate of which had a significant adverse impact on revenues and profitability. The long-term prospects of the Company assume the continuation of a significant percentage of the remaining licensing arrangements and continued consumer acceptance of the products sold under those licensed brands.

•

Substantially all of the Company’s men’s and women’s sportswear, including denim products, men’s ties, women’s career apparel and designer knitwear, and a portion of its men’s tailored suits, sport coats, slacks and dress shirts are manufactured utilizing independent contractors, a significant percentage of which are located outside of the United States. The Company is dependent upon the contractors’ ability to deliver such products on a timely basis. Labor, delivery or transportation difficulties regarding contractor sourced products which result in delays not readily controllable by the Company could negatively affect operating profits. Also, adverse political or economic disruptions in these countries and/or currency fluctuations could unfavorably impact overall Company profitability.

•

Continuation of widespread casual dressing in the workplace could further reduce the demand for tailored clothing products, especially for tailored suits. While the Company markets several sportswear and casual product lines, consumer receptiveness to the Company’s casual and sportswear product offerings may not offset the potential decline in tailored clothing unit sales.

•

The Company depends on third-party fabric suppliers. Fabric purchases from the Company’s ten largest fabric suppliers approximated 54% of the total fabric requirements in fiscal 2007 compared to 55% in fiscal 2006. As is customary in the industry, there are no long-term contracts with fabric suppliers. The Company believes that there are alternative sources of supply available to satisfy its raw material requirements. However, a prolonged, unanticipated disruption of scheduled deliveries from these suppliers could adversely affect production scheduling and ultimately the Company’s ability to meet customer delivery dates.

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

The Company’s or any of its suppliers’ failure to comply with customs or similar laws could restrict its ability to import product or result in fines or other penalties. The Company cannot guarantee that future trade agreements will not provide its competitors with a material advantage, which may negatively impact the Company’s business.

•

The Company actively seeks to acquire new businesses consistent with its business strategies and acquisition criteria. Sales growth may be limited if suitable acquisition candidates are not found at reasonable prices or if the acquisitions do not achieve the anticipated results. These acquisitions may strain the Company’s administrative, operational and financial resources and distract management from existing operations. The integration process could create a number of challenges and adverse consequences, including the unexpected loss of key employees, suppliers, customers and sales, or an increase in other operating costs. Further, the Company may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the acquisition.

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

The terms of future acquisitions may require the Company to make substantial payments to the sellers in earnings-based contingent payments for a number of years following an acquisition, similar to the terms of the Misook, Simply Blue, Sweater.com, Zooey and Monarchy acquisitions. As certain of the sellers’ principals may continue their responsibilities as senior management, it is possible that their interests with respect to the contingent payments would differ from the longer term interests of the Company as a whole. Such differences may occur if they have incentives to maximize the profitability of the acquired business during the contingent payment terms, which may be to the detriment of the longer term prospects for the business.

•

The execution of the Company’s business strategy is dependent on having competent management in the key operating and staff functions of its business. The loss of any members of the Company’s executive officers or key employees or senior operating unit management, without an appropriate succession plan, or the inability to attract or retain qualified personnel, could adversely affect profitability.

•

The Company believes that its trademarks and other proprietary and intellectual property rights are of great value and important to its success and competitive position. The Company is susceptible to others imitating its products and infringing its intellectual property rights. The Company’s licensing agreements may cause it to be more susceptible to infringement of its intellectual property rights, as some of the Company’s brands enjoy significant worldwide consumer recognition and generally higher pricing, thus creating additional incentive for counterfeiters and infringers. Imitation or counterfeiting of the Company’s products or infringement of its intellectual property rights could diminish the value of its brands or otherwise adversely affect its revenues. The Company cannot assure that the actions it has taken to establish and protect its trademarks and other intellectual property rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademark and intellectual property rights of others. From time to time, third parties may challenge the Company’s ownership of its intellectual property. The Company cannot assure that others will not assert rights in, or ownership of, its trademarks and other intellectual property rights or in similar marks or marks that the Company licenses and/or markets or that it will be able to successfully resolve these conflicts to the Company’s satisfaction. The Company may need to resort to litigation to enforce its intellectual property rights, which could be time consuming and costly.

•

The Company believes its liquidity and expected cash flows are sufficient to finance its operations. However, if current economic trends worsen, operating cash flow and capital resources could be reduced. During fiscal 2007, the Company’s variable rate debt (based on the prime or LIBOR rates in effect from time to time) averaged approximately $85 million under its Credit Facility. A large increase in total borrowings and/or in the borrowing rates under the Credit Facility could adversely affect profitability.

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

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The Company’s principal executive and administrative offices are located in Chicago, Illinois. Its office, manufacturing and distribution operations are conducted at the following locations:

Location	Approximate floor area in square feet	Principal Use	Expiration date of material leases
Anniston, AL	72,000	Manufacturing	2010
Buffalo, NY	280,000	Distribution; office	2015
Cape Girardeau, MO	167,000	Manufacturing; distribution	*
Chicago, IL	77,000	Executive and admin. offices	2009
Des Plaines, IL	361,000	Manufacturing; distribution	*
Easton, PA	220,000	Distribution; office	*
Los Angeles, CA (4 locations)	35,000	Distribution; office	2008 to 2011
Michigan City, IN (2 locations)	266,000	Distribution; office	*
New York, NY (16 locations)	99,000	Sales offices/showrooms/retail store/distribution	2008 to 2017
Redmond, WA	18,000	Distribution; office	2008
Rochester, NY	234,000	Manufacturing; distribution; office	*
Rock Island, IL	43,000	Manufacturing	*
Rouses Point, NY	30,000	Distribution	2011
Hamilton, Ontario, Canada (3 locations)	164,000	Manufacturing; distribution; office	2008
Concord, Ontario, Canada	24,000	Manufacturing	2009

*	Properties owned by the Registrant

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

Item 4—Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Each of the executive officers of the Company listed below has served the Company in various executive capacities for at least the past five years, except as otherwise noted below. Each corporate officer is elected annually by the Board of Directors, normally for a one-year term and is subject to the removal powers of the Board.

Name	Position	Age	Years of Service with Company
Homi B. Patel	Chairman, President and Chief Executive Officer (Director since 1994)	58	28
Glenn R. Morgan	Executive Vice President, Chief Financial Officer and Treasurer	60	28
Taras R. Proczko	Senior Vice President, General Counsel and Secretary	53	27
Raymond C. Giuriceo	Vice President and Managing Director, International Licensing	64	46
James T. Conners	Vice President and Controller, Chief Accounting Officer	44	—

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

Mr. Conners joined the Company in August 2007 and was elected to his current position as Vice President and Controller in November 2007.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hartmarx Corporation common stock is traded on the New York and Chicago Stock Exchanges. The quarterly composite price ranges of the Company’s common stock for the past three fiscal years were as follows:

	2007		2006		2005
	High	Low	High	Low	High	Low
First Quarter	$7.40	$6.38	$8.96	$7.33	$9.05	$7.38
Second Quarter	7.77	5.65	9.97	7.37	10.29	8.11
Third Quarter	8.69	6.00	7.53	5.73	10.48	8.34
Fourth Quarter	7.35	3.98	7.86	5.50	9.25	6.09

The Company has not paid a quarterly cash dividend since November 1991. Generally, dividends may be paid so long as excess borrowing availability, as set forth in the Credit Facility, exceeds $25 million, after reflecting the payment of such dividends.

As of January 31, 2008, there were approximately 3,200 holders of the Common Stock. The number of holders was estimated by adding the number of registered holders furnished by the Company’s registrar together with the number of participants in the Company’s Savings Investment and Stock Ownership Plan.

Purchase of equity securities by the issuer and affiliated purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
September 1, 2007 to September 30, 2007	28,700	$6.98	28,700	333,068
October 1, 2007 to October 31, 2007	485,500	$5.16	485,500	2,847,568
November 1, 2007 to November 30, 2007	557,800	$4.71	557,800	2,289,768

Total	1,072,000		1,072,000

On October 28, 2005, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. Repurchases under this authorization were completed in October 2007.

On October 18, 2007, the Board of Directors authorized the repurchase of up to 3,000,000 additional shares of the Company’s $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. Repurchases under this authorization commenced in October 2007. The current authorization expires on December 31, 2009.

All shares purchased above were acquired in open-market transactions.

Total Cumulative Stockholder Return for Five-Year Period Ending November 30, 2007

The following graph compares the five year cumulative total stockholder return on the Company’s common stock to the Standard & Poor’s 500® Index and the Peer Group. The information presented assumes $100 invested at the close of business November 30, 2002 in Hartmarx Corporation common stock and each of the indices, plus the reinvestment of any dividends.

The Peer Group, including Hartmarx Corporation, is comprised of: Ashworth Inc., Columbia Sportswear Co., Cutter & Buck Inc., Haggar Corporation, Kellwood Company, Marisa Christina, Incorporated, Oxford Industries, Inc., Perry Ellis International, Inc., Philips-Van Heusen Corporation, Russell Corporation, Salant Corporation, Sport-Haley, Inc. and Tropical Sportswear Int’l Corporation. Salant Corporation has been excluded from Peer Group returns for 2003 – 2007 due to its having been acquired by Perry Ellis International, Inc. during 2003. Haggar Corporation has been excluded from Peer Group returns for 2005 – 2007 due to its having been acquired by an investor group during 2005. Tropical Sportswear Int’l Corporation has been excluded from Peer Group returns for 2005 – 2007 due to its having been acquired by Perry Ellis International, Inc. during 2005. Marisa Christina, Incorporated has been excluded from Peer Group returns for 2006 and 2007 due to its having been acquired by Hampshire Group, Ltd. during 2006. Russell Corporation has been excluded from Peer Group returns for 2006 and 2007 due to its having been acquired by Berkshire Hathaway Inc. in 2006. Cutter & Buck, Inc has been excluded from Peer Group results for 2007 due to it having been acquired by New Wave Group AB (Publ) in 2007.

Hartmarx Corporation

Total Cumulative Shareholder Return for

Five-Year Period Ending November 30, 2007

Item 6—Selected Financial Data

The following table summarizes data for the fiscal years 2003 through 2007. The Company’s complete audited financial statements and notes thereto for the three years ended November 30, 2007 appear elsewhere in this Annual Report on Form 10-K.

Income Statement Data In Thousands, Except Per Share Data For Years Ended November 30	2007	2006	2005	2004	2003
Net sales	$562,416	$597,890	$598,167	$586,413	$561,849
Licensing and other income	2,454	2,573	2,118	2,445	1,898
Cost of goods sold	384,110	404,618	395,680	396,272	392,350
Selling, general and administrative expenses	178,271	174,924	159,063	160,207	148,788
Operating earnings	2,489	20,921	45,542	32,379	22,609
Interest expense	(9,238)	(9,169)	(7,182)	(6,474)	(7,429)
Refinancing expense	—	—	—	—	(795)
Earnings (loss) before taxes	(6,749)	11,752	38,360	25,905	14,385
Tax (provision) benefit	2,571	(4,466)	(14,805)	(10,040)	(5,680)
Net earnings (loss)	(4,178)	7,286	23,555	15,865	8,705
Diluted earnings (loss) per share	(.12)	.20	.63	.44	.25
Cash dividends per share	—	—	—	—	—
Diluted average number of common shares and equivalents	35,974	37,081	37,212	36,286	34,645

Balance Sheet Data In Thousands, Except Per Share Data At November 30
Cash and cash equivalents	$4,430	$2,304	$1,257	$2,356	$2,964
Accounts receivable, net	93,465	113,688	123,058	119,033	117,778
Inventories	142,399	146,440	153,263	130,139	124,010
Prepaid expenses and other assets	24,203	17,368	19,158	14,284	12,485
Net properties	35,273	33,964	37,250	27,643	29,323
Prepaid / intangible pension asset	—	36,550	35,963	39,411	42,860
Goodwill and intangible assets	100,104	83,458	75,831	59,725	23,787
Deferred income taxes	59,978	39,312	48,865	55,950	68,157
Total assets	459,852	473,084	494,645	448,541	421,364
Accounts payable and accrued expenses	96,188	90,764	99,841	98,307	78,342
Total debt	120,745	113,355	119,513	102,032	104,404
Accrued pension liability	14,882	8,309	29,445	26,416	46,167
Shareholders’ equity(1)	228,037	260,656	245,846	221,786	192,451
Equity per share	6.39	7.13	6.62	6.16	5.49

Other Data In Thousands For Years Ended November 30
Depreciation and amortization of fixed assets	$5,541	$6,301	$5,111	$5,559	$5,870
Amortization of intangible assets, long-lived assets and debt discount	4,124	3,627	3,241	3,034	2,200
Stock compensation expense(2)	2,235	2,311	425	1,413	817
Capital expenditures(3)	18,030	3,130	14,588	4,180	2,566

(1)	Effective November 30, 2007, the Company adopted SFAS No. 158 related to pension plans, the effect of which, among other things, resulted in a non-cash reduction to Shareholders’ Equity of $27.3 million.
(2)	Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS No. 123R”),” which requires the Company to recognize expense for the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

(3)	Capital expenditure amounts for 2007 include approximately $11.2 million of capitalized software acquisition and related costs applicable to the future upgrading of certain of the Company’s computer systems. Amounts represent capital expenditures during the respective year irrespective of whether the amounts were paid during the respective period. Approximately $744, $281 and $773 related to capital expenditures were included in accounts payable at November 30, 2007, 2006 and 2005, respectively. Capital expenditures for 2005 include modernization of the Company’s Hickey-Freeman manufacturing and distribution facility as described in Item 2—Properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provide additional information relating to the comparability of the information presented above.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business. Its operations are comprised of the Men’s Apparel Group and Women’s Apparel Group. The Men’s Apparel Group designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers through its catalogs and e-commerce websites. Consolidated revenues were $562.4 million in 2007, $597.9 million in 2006 and $598.2 million in 2005. The Men’s Apparel Group segment represented 77% of consolidated revenues in 2007, 80% in 2006 and 85% in 2005. The Women’s Apparel Group segment represented 23% of consolidated sales in 2007, 20% in 2006 and 15% in 2005. Direct-to-consumer marketing, although currently representing only a small percentage of consolidated revenues, is increasing, as a result of additional Hickey-Freeman retail stores and enhanced internet-based marketing for certain womenswear and higher end men’s sportswear products. Sales of non-tailored product categories (men’s sportswear, golfwear, pants and womenswear) were 51% of total sales in 2007 compared to 48% in 2006 and 46% in 2005. Sales of non-tailored product categories are expected to further increase in fiscal 2008, principally from the full year impact of the August 2007 acquisition of Monarchy, growth in the men’s sportswear and women’s brands and from reduced moderate priced tailored clothing revenues as a result of the actions described below.

Significant Factors Impacting Operating Results

The Company incurred a consolidated pre-tax loss of $6.7 million in 2007 compared to pre-tax earnings of $11.8 million in 2006 and $38.4 million in 2005. The net loss was $.12 per diluted share in 2007 compared to earnings per diluted share of $.20 in 2006 and $.63 in 2005. The declines in consolidated earnings in 2007 compared to 2006 and 2006 compared to 2005 were largely attributable to the conditions impacting the Company’s moderate priced tailored clothing and pant product categories included in the Men’s Apparel Group segment results. During 2007, various actions described below to more aggressively reduce the Company’s moderate tailored product lines resulted in aggregate charges of over $13 million, representing approximately $.22 per diluted share. These charges principally reflected inventory markdowns and liquidations but also included charges related to licenses, severance and facility impairments.

To a lesser extent, fiscal 2007 results were also impacted adversely by the full year effect of three recent acquisitions. Monarchy and Zooey, acquired during fiscal 2007, and Sweater.com, acquired in August 2006, had aggregate 2007 revenues of approximately $21 million and incurred a net loss equating to $.11 per diluted share, reflecting product development and infrastructure investments and required purchase accounting adjustments. These acquisitions are anticipated to be profitable in 2008, and contribute to the Company’s strategic growth and provide further diversification of non-tailored clothing product categories.

The Company achieved increased revenues and earnings in 2007 compared to 2006 from its Luxury men’s product lines, consisting of Hickey-Freeman, Burberry men’s tailored clothing and Bobby Jones, and from its women’s segment, principally from the earlier acquisitions of Misook and Simply Blue, which markets its products under the Christopher Blue and Jag Jeans lines; however, the significant revenue and earnings declines in the moderate tailored clothing product brands in 2006 and 2007 overshadowed those product lines which experienced improvements.

Principal Operational Challenges

The Company’s principal operational challenges have been the following:

•

The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products (suits and sport coats) for a number of years, especially for tailored suits, the Company’s core product offering.

•

The need to diversify the Company’s product offerings in non-tailored product categories in light of the reduced demand for tailored clothing, largely affecting the moderate priced category, e.g., at retail price points below $300.

•

The consolidation and ownership changes of national and regional retailers, an important distribution channel for the Company, along with certain large retailers’ narrowing of number of lines carried in their stores, increasing their emphasis on direct sourcing of product offerings and exerting increased demands for pricing allowances and product returns.

•

Declining demand for certain licensed tailored products marketed at moderate price points resulting from the factors noted above, but also from branding and/or retail channel distribution decisions made by certain licensors with regard to product categories controlled by the licensors.

Effect of Declines in Moderate Priced Tailored Clothing Product Lines

Regarding its tailored clothing product offerings, the Company began reducing the number of its domestically owned tailored clothing facilities during the 1990’s in response to declining demand, and initiated sourcing of moderate-priced tailored clothing to non-domestic unaffiliated contractors in order to lower costs and improve margins. During 2001 and 2002, the Company closed seven facilities engaged in fabric cutting and sewing operations, one distribution center and several administrative offices, and enacted early voluntary retirement programs and other administrative workforce reductions. During the 2003-2005 period, operating earnings improved significantly on small revenue increases, as product mix changes, largely from acquisitions, and a more stable tailored clothing environment, resulted in improved gross margins.

The 2006 decline in consolidated earnings compared to 2005, as well as the 2007 decline compared to 2006, was principally attributable to the moderate priced tailored clothing and pant product categories included in the Men’s Apparel Group segment results. Over this 2006-2007 two-year period, moderate priced tailored clothing and pant revenues declined by approximately $77 million and profitability has been adversely impacted by, among other things, wholesale pricing and allowance pressures from certain large retailers who have been reducing the number of different lines carried by them and increasing their direct sourcing of apparel products, including tailored clothing. The Company has accelerated its actions to reduce its overall investment relating to this product category over the past two years, including the closing of three manufacturing facilities in calendar 2006. These manufacturing facility closings and related sales, administrative and staffing reductions resulted in $3.0 million of incremental costs, charged against operations in fiscal 2006. Domestic tailored clothing manufacturing levels overall were lower compared to 2005 which further affected gross margins unfavorably due to under utilization of manufacturing and sourcing capacities. The Company also elected not to renew two tailored clothing licenses which generated fiscal 2006 revenues of over $19 million. These incremental costs, the related operational inefficiencies incurred as off-shore sourcing and domestic production levels were scaled down and losses associated with related inventory liquidations collectively impacted 2006 earnings adversely.

The unfavorable market conditions affecting the moderate tailored clothing product lines during 2006 worsened during 2007 as a result of: (1) increased pressures by retailers for price reductions as a condition of advance order placement, (2) additional requests for end of season pricing allowances and returns, (3) a narrowing of the number of brands offered for sale and reduction in purchasing volume of moderate priced apparel by the largest retailers in the mainstream/popular channel, and (4) increased private label direct sourcing by retailers which reduced the demand for moderate priced brands marketed by the Company. Although the Company’s men’s and women’s product lines marketed at the higher price points to upscale specialty store retailers experienced higher sales and margins in 2007 compared to 2006, the 2007 losses from the moderate priced tailored clothing lines more than offset the favorable impact from the higher price point product lines.

This market environment contributed to the following conditions which the Company is continuing to address:

•	The liquidation of remaining inventories relating to brands the Company has discontinued.

•	Excess quantities related to brands marketed during 2007 which will be discontinued upon expiration of licensing agreements to be concluded by the end of 2008.

•

The significant reduction in demand for moderate priced clothing in-stock replenishment programs in general which has resulted in the decision to discontinue or significantly curtail several replenishment programs at these moderate price points.

•

Uncertain outlook for several brands currently marketed by the Company where the licensor has established exclusive marketing relationships with certain retailers. These licensor initiated actions have in certain cases diminished the brand’s overall appeal to other retailers, adversely impacting the demand for the moderate tailored product category marketed by the Company.

These worsening conditions during the latter part of 2007, coupled with actions impacting several of the Company’s licensing relationships, resulted in more aggressive management actions including the decision to eliminate several additional lines of moderate priced tailored clothing which, among other things, resulted in significant losses relating to inventory dispositions and required markdowns, and additional staff reductions in the procurement, selling and administrative areas affected by the moderate tailored product lines. Collectively, these actions in 2007 to address the inventory valuation requirements, severance and facility impairment charges aggregated approximately $13 million in pre-tax expense, reflected principally as a component lowering consolidated gross margin.

Impact of Acquisitions

As further discussed below, the decline in operating earnings in the Men’s Apparel Group segment in 2006 and 2007 were only partially offset by the favorable impact of the Company’s product diversification strategies, principally from earlier acquisitions in its Women’s Apparel Group segment. Regarding product diversification, the Company has continued to expand its non-tailored clothing product offerings principally from acquisitions. The Company completed the following acquisitions in the past three years:

Company	Date of Acquisition	Purchase Price at Acquisition (in millions)
Monarchy	August 14, 2007	$12.1
Zooey	December 11, 2006	3.1
Sweater.com	August 29, 2006	12.4
Simply Blue	October 31, 2005	21.0

These acquisitions, financed through the Company’s Credit Facility and from cash generated from operating activities, provide for strategic growth opportunities in womenswear and, with respect to Monarchy, further diversification of men’s non-tailored product categories. During fiscal 2007, the Monarchy, Zooey and

Sweater.com acquisitions together contributed approximately $21 million in revenues; these enterprises incurred a loss per diluted share of $.11 and reflected certain purchase accounting adjustments and other first year costs to expand and realign certain product lines and related merchandising and selling staffs. The product lines acquired with the Simply Blue acquisition in fiscal 2005 have been a significant contributor to earnings in 2006 and 2007 as has Exclusively Misook, a designer and marketer of upscale women’s knit products sold through leading specialty and department stores, acquired in fiscal 2004. In 2001, the Company acquired the Consolidated Apparel Group, a marketer of moderate priced men’s sportswear. These product diversification actions, along with the introductions of Bobby Jones and Nicklaus golfwear in earlier years, have opened up or expanded distribution channels for the Company’s non-tailored products, such as through “green grass” and resort shops for golfwear.

Results of Operations

Consolidated revenues were $562.4 million in 2007 compared to $597.9 million in 2006 and $598.2 million in 2005. Operating earnings were $2.5 million in 2007 compared to $20.9 million in 2006 and $45.5 million in 2005.

The following summarizes sales and operating results for the Company’s business segments (in millions):

	Year Ended November 30,
	2007	2006	2005
Sales:
Men’s Apparel Group	$432.9	$479.7	$511.1
Women’s Apparel Group	129.5	118.2	87.1

Total	$562.4	$597.9	$598.2

Operating earnings:
Men’s Apparel Group	$2.1	$23.4	$51.3
Women’s Apparel Group	13.6	12.2	8.9
Other and adjustments	(13.2)	(14.7)	(14.7)

Total	$2.5	$20.9	$45.5

Men’s Apparel Group

Men’s Apparel Group revenues were $432.9 million in 2007, $479.7 million in 2006 and $511.1 million in 2005. The revenue decrease in 2007 compared to 2006 was principally attributable to lower sales of men’s tailored clothing lines, principally at the moderate price points, as described previously. Tailored clothing revenues at higher price points were slightly higher while sportswear product lines declined in the aggregate. The current year included $7.6 million related to the August 2007 acquisition of Monarchy.

The adverse conditions affecting the Men’s Apparel Group moderate clothing product lines described previously resulted in a 24% decline in tailored clothing unit sales, principally attributable to the moderate price points. Tailored clothing average wholesale selling prices increased approximately 19% from 2006, attributable to the product mix change to a greater percentage of higher price point units to total units. Average wholesale selling prices for tailored clothing at the higher price points were about even for comparable products. Unit sales of sportswear products, excluding the newly acquired Monarchy brands, decreased approximately 27% while average wholesale selling prices were approximately 15% higher than 2006, reflecting product mix changes towards higher priced sportswear units.

The revenue decrease in 2006 compared to 2005 also reflected declines in moderate tailored clothing as well as from casual pants resulting from the conclusion of a men’s casual pant product category license that was not renewed for fiscal 2006. These declines were partially offset by increases in the sportswear product categories. In general, wholesale selling prices for comparable products were approximately even in 2006 compared to 2005, although product mix changes impacted comparability of both unit sales and average wholesale selling prices. Men’s Apparel Group comparability of unit and average prices were impacted by more off-price sales and customer allowances in 2006 compared to 2005, partially offset by the introduction or expansion of several moderate priced sportswear lines and the now concluded casual pant license. Tailored clothing average wholesale selling prices declined approximately 3% in 2006 compared to 2005. Suit unit sales were approximately 8% lower. Unit sales of sportswear products increased approximately 36% and average wholesale selling prices were approximately 14% lower than 2005, reflecting the expansion of moderate priced sportswear lines.

Men’s Apparel Group operating earnings were $2.1 million in 2007 compared to $23.4 million in 2006 and $51.3 million in 2005, attributable to the decline in segment sales and from the actions taken with the moderate tailored product lines. The gross margin ratio to sales was 25.8% in 2007, 28.1% in 2006 and 31.3% in 2005. Operating expenses were $112.0 million in 2007 compared to $113.7 million in 2006 and $110.9 million in 2005.

Women’s Apparel Group

Women’s Apparel Group sales, comprising approximately 23% of consolidated sales in 2007, 20% in 2006 and 15% in 2005, aggregated $129.5 million in 2007, $118.2 million in 2006 and $87.1 million in 2005. Product lines acquired in recent years (including Exclusively Misook, Christopher Blue, Jag Jeans, One Girl Who..., b.chyll and Zooey) represent an increasingly significant component of Women’s Apparel Group revenues. The following table summarizes the revenues attributable to acquisitions commencing with the July 2004 acquisition of Exclusively Misook:

	Sales
	2007	2006	2005
Product lines, excluding acquisitions	$47.2	$50.8	$52.6
Acquisitions	82.3	67.4	34.5

	$129.5	$118.2	$87.1

Fiscal 2007 reflected $10.3 million of incremental sales attributable to Sweater.com and Zooey when compared to 2006. The additional product lines acquired with these acquisitions increased the number of women’s units sold at an average unit price lower than the other women’s products taken as a whole. Excluding these product lines, comparable unit sales of women’s apparel increased approximately 2% and average wholesale prices were slightly lower, attributable to product mix changes.

Fiscal 2006 reflected $24.1 million of incremental sales attributable to Simply Blue and $2.9 million related to Sweater.com, when compared to 2005. The addition of the Sweater.com products and the full year of Simply Blue significantly increased the number of women’s units sold at an average unit price point lower than the other women’s products taken as a whole, resulting in an increase in women’s units and a decrease in average unit price.

Women’s Apparel Group’s operating earnings were $13.6 million in 2007 compared to $12.2 million in 2006 and $8.9 million in 2005. The operating earnings improvement in 2007 compared to 2006 was attributable to incremental sales and earnings from the brands related to Misook and Simply Blue, as well as from improved results from the Company’s legacy brands, which more than offset the operating losses incurred by the One Girl Who... and Zooey product lines, acquired in August 2006 and December 2006, respectively. In 2007, these recently acquired lines incurred an aggregate operating loss of approximately $4.6 million, which reflected purchase accounting adjustments, product development and administrative expenditures required to position these brands for longer term growth. Women’s Apparel Group segment gross margin improved to 51.4% in 2007 from 49.6% in 2006, while operating expenses increased $6.5 million to $53.0 million, principally reflecting the full year of Sweater.com and Zooey. The operating earnings improvement in 2006 from 2005 was attributable to the incremental sales and operating margins from the Simply Blue brands for the full year and improvements at Misook, offset in part by declines in the other women’s product lines taken as a whole, principally from lower sales and new product line initiatives which were not successful. Sweater.com incurred a small loss in 2006 during the three month period following the acquisition, which included the impact of purchase accounting adjustments. Women’s Apparel Group segment gross margins improved to 49.6% in 2006 from 48.6% in 2005, while operating expenses increased $13.0 million to $46.4 million, principally reflecting the full year of Simply Blue.

Gross Margins. The consolidated gross margin percentage of sales was 31.7% in 2007, 32.3% in 2006 and 33.9% in 2005. The significantly lower gross margins associated with the moderate tailored product lines more than offset the favorable impact from product mix changes to higher margin product lines, including the greater percentage of women’s products.

The adverse gross margin impact of the specific actions taken to address the moderate tailored clothing product lines, including the effect of the incremental returns and allowances, inventory liquidations, inventory markdown provisions, product related severance costs and costs of license termination and minimums, was significant. In addition, the gross margin decline in 2007 compared to 2006 both in dollars and as a percentage to sales was affected adversely by the drop in unit volume, wholesale pricing pressures, increased customer allowances and off-price sales, principally impacting the moderate tailored product lines. The decline in the 2006 consolidated gross margin rate compared to 2005 was also attributable to the Men’s Apparel Group segment, principally from the effect of increased customer allowances, off-price sales and inventory liquidations mainly affecting the moderate priced product categories. Also, unit costs were higher reflecting unfavorable manufacturing utilization overall from fewer units produced in owned tailored clothing manufacturing facilities affecting all tailored clothing production, including the operational inefficiencies incurred as production levels in the manufacturing operations to be closed were scaled down. Import duties were also higher. The consolidated gross margin percentage decline from the factors described above was only partially mitigated by the favorable impact in each year of product mix changes from the higher women’s consolidated revenue component.

Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $21.3 million in 2007, $22.2 million in 2006 and $20.0 million in 2005 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $178.3 million in 2007, $174.9 million in 2006 and $159.1 million in 2005. As a percentage of sales, the expense ratio was 31.7% in 2007 compared to 29.3% in 2006 and 26.6% in 2005. The current year included $13.2 million of expenses associated with the Monarchy, Zooey and Sweater.com acquisitions ($1.6 million of comparable expenses in 2006 related to Sweater.com) and approximately $1 million of severance and facility impairment charges related to reductions in moderate tailored product lines discussed previously. The 2007 percentage increase relative to sales also reflected, in part, changes in revenue mix towards more women’s and men’s sportswear products with higher gross margin and operating expense ratios to sales, as well as ongoing expenses which did not decline proportionately with the lower sales. The $15.9 million increase in 2006 compared to 2005 reflected, among other things, incremental expenses of $11.3 million related to the Simply Blue and Sweater.com businesses, approximately $3.7 million of incremental costs associated with the two new retail stores, the launch of the “hickey” brand and additional Hart Schaffner Marx brand marketing costs, $1.2 million of administrative severance and other costs associated with the reduction in moderate price tailored product lines and $1.4 million of incremental stock compensation expense resulting from the adoption of FASB Statement No. 123(R) effective for the Company’s fiscal year beginning on December 1, 2005, partially offset by an $.8 million recovery related to an insurance claim (an additional $.6 million is reflected as a reduction of cost of sales) and a $1.5 million lower provision for incentive compensation.

Advertising expenditures, including costs related to the Barrie Pace direct-to-consumer catalog operation, were $20.8 million in 2007, $24.7 million in 2006 and $23.2 million in 2005, representing 3.7%, 4.1% and 3.9% of consolidated sales, respectively.

Operating Earnings. Operating earnings were $2.5 million in 2007, $20.9 million in 2006 and $45.5 million in 2005, representing .4%, 3.5% and 7.6% of sales, respectively.

Interest Expense. Interest expense was $9.2 million in 2007, $9.2 million in 2006 and $7.2 million in 2005, representing 1.6% of sales in 2007, 1.5% in 2006 and 1.2% in 2005. While average borrowing levels in 2007 were about the same as 2006, comparable borrowing levels increased during the fourth quarter, attributable to the Monarchy acquisition in August 2007 and increased share repurchases. Although year end 2006 debt levels were $6.2 million lower than year end 2005, interest expense increased in 2006 compared to 2005 reflecting both higher borrowing levels during the year, which included the $12.4 million paid in August 2006 for the Sweater.com acquisition, $21 million paid in October 2005 for the Simply Blue acquisition, $7.9 million of treasury share repurchases, as well as higher interest rates on Credit Facility borrowings. Interest expense included non-cash amortization of financing fees and expenses of $.3 million in 2007, $.3 million in 2006 and $.4 million in 2005. The effective interest rate for all borrowings, including non-cash amortization costs, was 7.4% in 2007, 7.2% in 2006 and 6.0% in 2005. The Company’s weighted average short term borrowing rate for the year was 7.0% in 2007, 6.7% in 2006 and 5.0% in 2005.

Pre-Tax Earnings (Loss) and Net Earnings (Loss). The pre-tax loss was $6.7 million in 2007 compared to pre-tax earnings of $11.8 million in 2006 and $38.4 million in 2005. The Company’s effective income tax rate (benefit) was (38.1)% in 2007, 38.0% in 2006 and 38.6% in 2005. The net loss was $4.2 million or $.12 per diluted share in 2007 compared to net earnings of $7.3 million or $.20 per diluted share in 2006 and $23.6 million or $.63 per diluted share in 2005.

Liquidity and Capital Resources

Cash balances were $4.4 million at November 30, 2007 compared to $2.3 million at November 30, 2006. Total debt at November 30, 2007 of $120.7 million increased $7.4 million compared to November 30, 2006, attributable to $21.5 million of acquisition related payments, $8.2 million to share repurchases, higher capital expenditures and to the lower earnings during the year; lower working capital substantially offset the increases. The $5.9 million of borrowings classified as current at November 30, 2007 comprises approximately $.9 million of required debt principal repayments during fiscal 2008 related to mortgages, and $5 million representing the Company’s estimate of additional debt reduction during 2008, excluding the impact of future acquisitions, if any. Total cash provided by operating activities aggregated $38.1 million in 2007, $29.1 million in 2006 and $7.4 million in 2005. The $9.0 million of incremental cash provided by operating activities compared to 2006 was attributable to lower working capital, primarily accounts receivable, in part offset by the lower earnings. The increase in 2006 compared to 2005 was primarily attributable to lower working capital, principally related to the favorable change in inventory and receivable levels, in part offset by the lower earnings. As discussed below, the Company has significant federal tax operating loss carryforwards available to offset current taxable income otherwise payable.

Net cash used in investing activities was $38.7 million in 2007, $19.7 million in 2006 and $36.6 million in 2005. The current year reflected $21.5 million related to the Monarchy and Zooey acquisitions and higher contingent earnout payments applicable to acquisitions consummated in prior years; capital expenditures were $17.3 million in 2007 and included $11.2 million for capitalized software acquisition and related costs applicable to the in-process upgrading of certain of the Company’s computer software systems and $1.4 million related to additional retail stores. Capital expenditure levels for 2008 are expected to be comparable to 2007, attributable to software upgrades and additional retail stores. The decrease in cash used for investing activities in 2006 compared to 2005 was $16.9 million, as cash utilized for an acquisition and earnout payments in 2006 in the aggregate were approximately $7 million lower than 2005, and capital expenditures were $10.2 million lower. The $36.6 million use in 2005 reflected the $21 million related to the Simply Blue acquisition, $1.2 million of earnout payments related to acquisitions consummated prior to fiscal 2005, $7.3 million paid related to the modernization of the Hickey-Freeman manufacturing and distribution facility (exclusive of $4.6 million of grant monies received which are reflected in financing activities), and $3.0 million related to the opening of a Hickey-Freeman store in New York City and a Bobby Jones store in Hawaii.

Cash provided by financing activities was $2.8 million in 2007 compared to a use of $8.3 million in 2006 and $28.1 million provided in 2005. The 2007 amount reflected $7.4 million of increased borrowings, $1.1 million proceeds from exercise of stock options and $1.5 million from the sale of shares to employee benefit plans, substantially offset by $8.2 million of treasury share repurchases. The $8.3 million cash used in financing activities in 2006 reflected $7.9 million of treasury share repurchases and a $6.2 million repayment of borrowings during 2006, in part offset by $2.2 million proceeds from stock option exercises and stock sales to employee benefit plans and $1.7 million of grant proceeds received related to the facility modernization. The $28.1 million cash provided by financing activities in 2005 reflected the additional borrowings to finance the Simply Blue acquisition, $4.6 million of grant proceeds related to the Hickey-Freeman modernization and $4.9 million of equity sale transactions attributable to employee stock purchases, including stock option exercises.

Total debt, including borrowings classified as current, represented 35% of the Company’s total $349 million capitalization at November 30, 2007, compared to 30% at November 30, 2006. The higher debt capitalization ratio at year end 2007 reflected the small increase in total debt at November 30, 2007 compared to 2006 principally resulting from acquisitions and share repurchases as well as from the lower current year earnings. Also, equity at November 30, 2007 reflected a $27.3 million non-cash reduction resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans”, effective November 30, 2007, which had a 2.5% unfavorable impact on the capitalization ratio.

Effective August 30, 2002, the Company entered into its current $200 million senior revolving credit facility (“Credit Facility”). The Credit Facility was amended effective January 1, 2005, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was 6.6% at November 30, 2007, based on LIBOR and prime rate loans. The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company. At November 30, 2007, the stated interest rate on all borrowings on a weighted average basis was approximately 7.1% compared to 7.6% at November 30, 2006.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales, and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2007 and as of November 30, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. Adoption of SFAS No. 158 as described above had no effect on the calculation related to compliance with debt covenants.

The Company has discussed several risk factors in Item 1-A Risk Factors, which could affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At November 30, 2007, the Company had approximately $16 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability. Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit. Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters. During fiscal 2007, additional availability levels ranged from $32 million to $99 million. At November 30, 2007, additional borrowing availability under the Credit Facility was approximately $70 million. The Company has also entered into surety bond arrangements aggregating approximately $12 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At November 30, 2007, there was an aggregate of approximately $1.4 million of outstanding foreign exchange contracts attributable to the sale of approximately 77.7 million Japanese yen primarily for anticipated licensing revenues to be received in the next six months. The Company has no commitments or guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

The Company’s various borrowing arrangements are described in the accompanying Notes to the Consolidated Financial Statements and are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency “triggers” which would impact either the borrowing rate or borrowing commitment.

The Company believes that its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects. The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing borrowing arrangements, lease obligation commitments and other contractual obligations. The following presents a summary of the Company’s significant contractual obligations as of November 30, 2007 (in millions):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term Debt	$5.9	$89.0	$7.3	$18.5	$120.7
Interest on Long-Term Debt(1)	2.1	4.0	3.1	3.2	12.4
Capital Leases	—	—	—	—	—
Operating Leases	13.9	24.7	16.5	25.3	80.4
Unconditional Purchase Obligations	—	—	—	—	—
Purchase Commitments	51.7	—	—	—	51.7
Other Long-Term Obligations	17.5	16.5	5.8	1.4	41.2

Total	$91.1	$134.2	$32.7	$48.4	$306.4

(1)	Interest on long-term debt above includes anticipated interest payments on the Company’s fixed rate debt, including mortgages, industrial development bonds and other debt. Annualized interest expense on the Company’s total variable rate debt would be approximately $6.1 million, assuming no change in the borrowings under the Credit Facility of $92.1 million at November 30, 2007, and no change in the average interest rate of 7.4% at November 30, 2007. A 1% change in the effective interest rate on the Company’s total borrowings under its Credit Facility would impact annual interest expense by approximately $.9 million based on borrowings under the Credit Facility at November 30, 2007.

The $5.9 million of long term debt payments in 2008 reflected in the table comprises $.9 million of required payments related to certain mortgages and $5.0 million representing the Company’s estimate of additional debt reduction during fiscal 2008 and assumes no new acquisitions during fiscal 2008.

Purchase commitments represent open purchase orders and letters of credit primarily related to the purchase of raw materials and finished goods.

Other long term obligations comprise minimum obligations related to licensing and employment agreements. With respect to licensing arrangements, the Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the current agreements, the Company has minimum payments of approximately $13 million in 2008, $7 million in 2009, $3 million in 2010, $2 million in 2011 and $2 million in 2012. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $2 million.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $4.6 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements in addition to reimbursement payments to eliminate the effect of any excess personal income taxes, if any, associated with these payments.

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

As further described in the Notes to Consolidated Financial Statements, each of the purchase agreements related to the Misook, Simply Blue, Sweater.com, Zooey and Monarchy acquisitions provides for additional cash purchase consideration if certain specified financial targets are achieved over a five to seven year period following the acquisition date as summarized below (in millions):

	Misook	Simply Blue	Sweater.com	Zooey	Monarchy
Minimum level of operating earnings, as defined	$12.0	$6.7	$2.0	$1.0	$3.0
Duration	Aug. 1, 2004 to July 30, 2009	Dec. 1, 2005 to Nov. 30, 2010	Dec. 1, 2006 to Nov. 30, 2011	Dec. 1, 2006 to Nov. 30, 2011	Dec. 1, 2007 to Nov. 30, 2014
Additional annual consideration at minimum threshold level	$3.6	$1.3	$0.5	$0.15	$0.75
Contingent purchase consideration payable as of November 30, 2007	$4.7	$1.7	—	—	—

Under each agreement, the amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase consideration.

Pension Plans. At November 30, 2007, the accumulated benefit obligation related to the Company’s pension plans was approximately $258 million. The Company contributed $2.8 million to the plans in fiscal 2007, $9.1 million in 2006 and $7.6 million in 2005. Contributions to be made during fiscal 2008 are currently estimated to be within a range of $3 million to $4 million. Funding requirements applicable to fiscal 2008 and subsequent years will be determined, in part, after consideration of the fair market value of plan assets and the appropriate pension obligation discount rate; however, it is not anticipated that funding requirements will be significantly different than that experienced during 2007.

Pension expense for the Company’s plans reflected in the accompanying financial statements, including amounts applicable to a non-qualified supplemental pension plan, was $1.5 million in 2007, $3.6 million in 2006 and $3.6 million in 2005. The principal assumptions to be utilized for 2008 in the determination of annual pension expense for financial reporting purposes are as follows:

Discount rate	5.8%
Return on plan assets	8.75%
Rate of compensation increase	4.00%

In determining the discount rate, the Company considered the average duration of its pension liabilities in relation to the rate derived by reference to the Citigroup Pension Discount Curve. The average duration of the Company’s pension plan obligations is calculated to be approximately twelve years, representing the midpoint of which the sum of the present values of payments in the earlier years of the benefit payment stream equals the present value of payments in the later years. Determination of the discount rate also considered the yield at November 30, 2007 on high quality fixed income investments, represented by the Moody’s Aa bond rating, adjusting its estimated average duration for the Company’s average duration.

The asset return assumption takes into consideration historical and expected long term returns based upon the weighted allocation of equities, fixed income and other asset components comprising the pension plan’s assets at November 30, 2007. The rate of compensation increase considers both historical and anticipated rates of future salary and other contingent compensation. The RP2000 Blended Healthy Employees and Retiree Tables were used for mortality assumptions at November 30, 2007. The following illustrates the sensitivity to a one-tenth percent (.10%) change in assumptions on annual pension expense based upon the most recent available actuarial valuation during 2007 and asset levels at November 30, 2007 (in millions):

Discount rate	$.006
Return on plan assets	.251
Rate of compensation increase	.049

Effective November 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB “Statements No. 87, 88, 106 and 132R.” The statement requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with the offsetting amount in accumulated other comprehensive income. At each fiscal year end changes to the funded status will be recognized prospectively through charges to accumulated other comprehensive income. At November 30, 2007, the Company recorded a net pension liability of $14.9 million.

Other Balance Sheet Components Impacting Liquidity. During 2007, the principal working capital components (i.e., receivables and inventories net of accounts payable, accrued payrolls and accrued expenses) decreased approximately $31 million compared to 2006. At November 30, 2007, net accounts receivable of $93.5 million decreased $20.2 million or 17.8% compared to November 30, 2006, primarily attributable to the lower sales and a reduction in days sales from product mix changes. Inventories at November 30, 2007 were $142.4 million compared to $146.4 million at November 30, 2006; current year amounts included approximately $7 million related to the fiscal 2007 acquisitions of Zooey and Monarchy. The inventory decrease in 2007, excluding the impact of acquisitions, was principally attributable to actions taken during 2007 to reduce inventory levels principally in the moderate tailored clothing product category commensurate with reduced sales levels, although the inventory declines were less than the corresponding revenue declines. LIFO inventory reserves were $31.2 million and $29.8 million at November 30, 2007 and 2006, respectively.

Deferred income taxes at November 30, 2007 aggregated $60.0 million compared to $39.3 million at November 30, 2006. The current year balances reflected approximately $17 million of additional deferred income taxes related to the adoption of SFAS No. 158 related to pensions, as described previously. SFAS No. 109, “Accounting for Income Taxes,” requires, among other things, (1) the recognition of deferred tax assets, including the future benefit associated with operating loss carryforwards, (2) a periodic evaluation of the likelihood that the deferred tax assets are realizable and (3) the establishment of a valuation allowance to offset deferred tax assets to the extent realization is not considered more likely than not. The Company has concluded that it is more likely than not that there will be sufficient taxable earnings and available tax planning strategies to fully utilize the operating loss carryforwards, the deferred tax assets will be fully realized and a tax valuation allowance was not required. Approximately $38.4 million of the total deferred income taxes has been classified as non-current at November 30, 2007, principally associated with the benefit recognized attributable to expected future utilization of operating loss carryforwards and to the effect of adopting SFAS No. 158. At November 30, 2007, the Company had approximately $76 million of federal tax operating loss carryforwards available to offset future taxable income. Approximately $54 million of the $76 million of available operating loss carryforwards expire over the 2008-2009 periods, $2 million expires in 2010 and the remainder expire through 2022.

At November 30, 2007, net properties of $35.3 million increased by $1.3 million, as capital additions exceeded depreciation expense. Capital additions related to net properties were $6.1 million in 2007 and $3.6 million in 2006; total capital expenditures for 2007 reflected in the accompanying Consolidated Statement of Cash Flows of $17.3 million also included the capitalized software acquisition and related costs included in the non-current Other Assets caption in the accompanying Consolidated Balance Sheet. Capital additions for 2008 are anticipated to be comparable to 2007 and reflect both additional retail stores and additional capitalization costs to complete the Company’s major systems upgrade. Covenants under existing lending arrangements do not restrict capital additions otherwise being considered by the Company. Depreciation expense related to properties was $5.5 million in 2007, $6.3 million in 2006 and $5.1 million in 2005.

Shareholders’ equity of $228 million at November 30, 2007 represented $6.39 book value per share compared to $7.13 book value per share at November 30, 2006. The $33 million equity decrease during 2007 reflected the net loss for the year, $8.2 million of treasury share repurchases, and the $27.3 million non-cash reduction associated with adopting SFAS No. 158 related to pensions. These reductions were only partially offset by proceeds from the exercise of stock options and ongoing equity sales to employee benefit plans. Dividends have not been paid since 1991.

In October 2005, the Company’s Board of Directors authorized a share repurchase program to acquire up to two million of the Company’s common shares. Repurchases under this authorization commenced in April 2006 and were completed in October 2007 at an average cost of $6.47 per share. In October 2007, the Company’s Board authorized up to three million additional shares for repurchase from time to time based on prevailing market conditions and other factors. As of November 30, 2007, 710,232 shares have been repurchased pursuant to this second authorization at an average cost of $4.79 per share; 423,400 shares were repurchased subsequent to November 30, 2007 through February 4, 2008 and additional shares may be repurchased as conditions warrant. The current authorization expires on December 31, 2009.

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

Critical Accounting Policies

The Company’s significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on informed estimates and judgments of management with due consideration given to materiality. Accordingly, actual results could differ from those estimates. The Company has discussed its critical accounting policies with the Audit and Finance Committee of the Board of Directors. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

•

Receivables, net of allowances—At November 30, 2007, accounts receivable, net of allowances, were $93.5 million. Net receivables were determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the current economic environment. Amounts associated with potential return of products as well as customer chargebacks, net of expected recoveries, are reflected in net accounts receivable. These types of allowances are reflected as a reduction of sales upon the determination that such allowances can be reasonably estimated and are probable. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations, including those to the Company, could be adversely affected by declining sales of apparel at retail resulting from such factors as contraction in the economy or a general decline in consumer spending. The potential additional allowance that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross receivables was necessary, an additional provision of approximately $1.0 million would result.

•

Inventory valuation—At November 30, 2007, inventories were $142.4 million, and reflected the LIFO valuation method for certain work-in-process and finished goods, as well as reductions from cost when required in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus inventories. Additional downward valuation adjustments could be required should the current economic climate significantly worsen, resulting in retailers being unwilling to accept deliveries of advance orders placed (or the Company electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), or if a significant contraction were to occur in demand for the Company’s “in-stock” replenishment business for selected product categories. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. The potential additional reserve that would be required arising from the above described possible adverse economic conditions cannot be quantified with precision. If an additional allowance of 1% of gross inventories was necessary, an additional provision of approximately $1.9 million would result.

•

Deferred tax assets—At November 30, 2007, the accompanying Consolidated Balance Sheet reflected $60 million of deferred tax assets, of which approximately $27 million related to expected utilization of available tax operating loss carryforwards with finite utilization dates. The Company had approximately $76 million of federal tax operating loss carryforwards available to offset future taxable income, of which approximately $54 million expire in the 2008-2009 period and $2 million will expire in 2010. In general, such carryforwards must be utilized within 15 years of incurring the net operating loss (within 20 years with respect to the tax losses incurred in 2001 and 2002). At November 30, 2007, the Company concluded that it is more likely than not that there would be sufficient taxable earnings and available tax planning realization strategies to fully utilize the operating loss carryforwards and no tax valuation allowance was required. A tax valuation reserve could be required, in whole or in part, in the future should the Company’s actual earnings or prospective earnings decrease the likelihood that sufficient taxable earnings will be generated to fully utilize the available carryforwards. Fully utilizing the $54 million available operating loss carryforwards expiring by the end of fiscal 2009 will require average annual taxable earnings of approximately $27 million over the 2008-2009 period, exclusive of available tax planning strategies.

•

Goodwill and other intangible assets—Goodwill represents the excess of the purchase price paid over the value of net tangible and identifiable intangible assets of businesses acquired. Goodwill and other indefinite-lived intangible assets are not being amortized, but instead are tested for impairment on an annual basis or more frequently if impairment indications arise. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and earnings in the future, discounted by the Company’s weighted average cost of capital. Impairment tests were performed by the Company in the second quarter of 2007 and this evaluation indicated that no goodwill or intangible asset impairment adjustments were required. Aggregate goodwill increased $9.0 million to $37.0 million in fiscal 2007 primarily attributable to both 2007 acquisitions and additional contingent consideration paid or payable related to acquisitions consummated in prior years. As described in the Notes to Consolidated Financial Statements, the Company allocated a portion of the purchase price of acquisitions to the tradenames, which were deemed to have an indefinite life and are not being amortized. With the assistance of independent third party appraisals, such tradenames were recorded at estimated fair values utilizing an income approach employing relief from royalty and excess earnings methodologies. The estimated remaining useful life was determined to be indefinite based on the current expectation to continue to use and promote the tradenames indefinitely and the lack of any legal or economic constraint associated with the tradenames. The value attributed to all tradenames having an indefinite life aggregated $55.5 million at November 30, 2007.

Should the operations of the businesses with which goodwill or indefinite life intangible assets are associated incur significant declines in profitability and cash flow in future years, some or all of the recorded goodwill or intangibles could be subject to impairment. The values assigned to these tradenames could be subject to possible impairment to the extent that the products sold under those tradenames were to experience significant future declines in demand resulting from such factors as consumer spending for apparel and retailers expectations of future apparel product sales.

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

•

Stock-Based Compensation. Stock compensation expense is calculated by estimating the fair value of each option using the Black-Scholes option-pricing model in accordance with SFAS No. 123(R). The determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the option-pricing model and is affected by the Company’s stock price, as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behavior, the expected risk-free interest rate and dividend yield, if any. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of its outstanding employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction. Compensation expense is recognized on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate. Compensation expense for restricted stock awards is calculated by determining the fair value of each such award as of their respective dates of award using the average of the high and low price of the

Company’s common stock on the New York Stock Exchange at such dates without any discount. Compensation expense for restricted stock awards is recognized on a straight-line basis over the vesting period of the restricted stock award. The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options grants and restricted stock awards would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.

•

Self-insurance accruals—The Company retains certain of the financial risk for insuring workers’ compensation and certain non-union employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals, based upon such factors as recent experience of ongoing claims, new claims initiated and claims settled during the period. The amount of future payments to be made for workers compensation and employee group health claims cannot be quantified with precision. If it were necessary to increase the respective self-insurance accruals by 1%, an additional charge of approximately $.1 million would result.

Recent Accounting Pronouncements

Effective December 1, 2006, the Company adopted SFAS No. 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. Adoption of SFAS No. 154 had no effect on the Company’s financial condition, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company expects the impact of adoption will result in an increase to retained earnings of no more than $1 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company’s 2009 fiscal year beginning December 1, 2008. The Company is currently evaluating the impact, if any, that adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS No. 158). The Company adopted SFAS No. 158 effective as of November 30, 2007. This statement requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement plans on their consolidated balance sheet and, subsequent to the effective adoption date, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. The adoption of

SFAS No. 158 as of November 30, 2007 resulted in a decrease of total assets by $20.5 million, an increase of total liabilities by $6.8 million and a reduction to total shareholders’ equity by $27.3 million. The adoption of SFAS No. 158 does not affect the Company’s results of operations or cash flows. Adoption of SFAS No. 158 has no effect on the Company’s compliance with its debt covenants.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115.” SFAS No. 159 gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS No. 159 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company expects the adoption of SFAS No. 159 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51.” SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS No. 141(R) and SFAS No. 160 are effective for the Company’s 2010 fiscal year beginning December 1, 2009, are to be applied prospectively.

Outlook

The Company’s strategies to achieve sustainable revenue and earnings growth can be summarized as follows:

•

Ongoing focus on growing luxury and upscale product lines through expansion of existing brands and through acquisitions in men’s sportswear and womenswear that meet clearly defined financial and other criteria.

•

Implement multi-channel (wholesale, regular retail, outlet, web, catalog) and multi-product growth scenarios for the Hickey Freeman, Hart Schaffner Marx and Bobby Jones brands by expanding product categories and by prudently increasing retail and outlet stores.

•	Reduce dependence on moderate priced tailored clothing by aggressively eliminating unprofitable licensed brands.

•	Focus on geographical expansion in a manner that continues to position the Company as an upscale global apparel company.

•

Continue to manage debt levels prudently, utilizing excess cash flow for acquisitions and, if market conditions are favorable, share repurchases. Through February 4th, 423,400 shares have been acquired during fiscal 2008.

Apparel retailers, in general, including many of the Company’s major customers, reported disappointing holiday season comparable store sales. Accordingly, the Company continues to be cautious about the near term retail environment and the residual effect of the actions taken in 2007 to more aggressively reduce those unprofitable licensed moderate tailored lines that have been or will be terminated by the end of 2008. Nonetheless, the Company expects that for the full year 2008 it is positioned to achieve a sales increase and return to profitability.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks, primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. At November 30, 2007, there was an aggregate of approximately $1.4 million of outstanding foreign exchange contracts attributable to the sale of approximately 77.7 million Japanese yen primarily for anticipated licensing revenues to be received in the next six months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $.9 million based on borrowings under the Credit Facility at November 30, 2007. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company’s customers include major U.S. retailers, certain of which are under common ownership and control. The ten largest customers represented approximately 50% of consolidated sales during fiscal 2007 with the two largest customers representing approximately 21% and 13% of sales, respectively. A decision by the controlling management of a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or change their manner of doing business, could have a material adverse effect on the Company’s financial condition and results of operations.

Item 8—Financial Statements and Supplementary Data

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	31

Consolidated Statement of Earnings for each of the three years ended November 30, 2007	33

Consolidated Balance Sheet at November 30, 2007 and 2006	34

Consolidated Statement of Cash Flows for each of the three years ended November 30, 2007	35

Consolidated Statement of Shareholders’ Equity for each of the three years ended November 30, 2007	36

Notes to Consolidated Financial Statements	37

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-1

Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Supplementary Data:

Quarterly Financial Summary (unaudited)	66

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hartmarx Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hartmarx Corporation and its subsidiaries at November 30, 2007 and November 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9-A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for pension plans in 2007. In addition, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Monarchy from its assessment of internal control over financial reporting as of November 30, 2007 because it was acquired by the Company in a purchase business combination during 2007. Subsequent to the acquisition, certain elements of Monarchy’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2007. We have also excluded these elements of the internal control over financial reporting of Monarchy from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts that are less than 2% of consolidated total assets and consolidated net sales as of and for the year ended November 30, 2007.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 8, 2008

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(000’s Omitted, except per share data)

	Fiscal Year Ended November 30,
	2007	2006	2005
Net sales	$562,416	$597,890	$598,167
Licensing and other income	2,454	2,573	2,118

	564,870	600,463	600,285

Cost of goods sold	384,110	404,618	395,680
Selling, general and administrative expenses	178,271	174,924	159,063

	562,381	579,542	554,743

Operating earnings	2,489	20,921	45,542
Interest expense	9,238	9,169	7,182

Earnings (loss) before taxes	(6,749)	11,752	38,360
Tax provision (benefit)	(2,571)	4,466	14,805

Net earnings (loss)	$(4,178)	$7,286	$23,555

Earnings (loss) per share:
Basic	$(.12)	$.20	$.65

Diluted	$(.12)	$.20	$.63

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED BALANCE SHEET

(000’s Omitted)

	November 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,430	$2,304
Accounts receivable, less allowance for doubtful accounts of $5,212 in 2007 and $4,792 in 2006	93,465	113,688
Inventories	142,399	146,440
Prepaid expenses	7,664	8,708
Deferred income taxes	21,590	21,990

Total current assets	269,548	293,130

GOODWILL	36,977	27,957

INTANGIBLE ASSETS	63,127	55,501

DEFERRED INCOME TAXES	38,388	17,322

OTHER ASSETS	16,539	8,660

PREPAID / INTANGIBLE PENSION ASSET	—	36,550

PROPERTIES
Land	1,859	1,883
Buildings and building improvements	43,008	42,676
Furniture, fixtures and equipment	76,265	103,667
Leasehold improvements	26,016	28,183

	147,148	176,409
Accumulated depreciation and amortization	(111,875)	(142,445)

Net properties	35,273	33,964

TOTAL ASSETS	$459,852	$473,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,850	$25,040
Accounts payable	41,945	36,517
Accrued payrolls	12,664	13,840
Other accrued expenses	22,342	19,748

Total current liabilities	82,801	95,145

NON-CURRENT LIABILITIES	19,237	20,659

LONG-TERM DEBT	114,895	88,315

ACCRUED PENSION LIABILITY	14,882	8,309

SHAREHOLDERS’ EQUITY
Preferred shares, $1 par value; 2,500,000 shares authorized and unissued	—	—
Common shares, $2.50 par value; 75,000,000 shares authorized; 38,423,931 shares issued at November 30, 2007, 37,748,354 shares issued at November 30, 2006.	96,060	94,371
Capital surplus	90,882	87,322
Retained earnings	80,238	84,416
Common shares in treasury, at cost, 2,716,780 at November 30, 2007 and 1,167,800 at November 30, 2006.	(16,382)	(7,876)
Accumulated other comprehensive income (loss)	(22,761)	2,423

Total shareholders’ equity	228,037	260,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$459,852	$473,084

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(000’s Omitted)

	Fiscal Year Ended November 30,
	2007	2006	2005
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net earnings (loss)	$(4,178)	$7,286	$23,555
Reconciling items to adjust net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,541	6,301	5,111
Amortization of intangible assets and other long-lived assets	4,124	3,627	3,241
Taxes and deferred taxes on earnings	(3,519)	3,292	11,179
Stock compensation expense	2,235	2,311	425
Tax effect of option exercises and vesting of restricted stock awards	—	—	1,455
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	22,612	10,819	(1,867)
Inventories	7,394	9,419	(22,179)
Prepaid expenses	1,558	4,259	(5,410)
Other assets	4,302	(2,322)	263
Accounts payable, accrued expenses and non-current liabilities	(1,955)	(15,897)	(8,349)

Net cash provided by operating activities	38,114	29,095	7,424

Cash flows from investing activities:
Capital expenditures	(17,286)	(3,622)	(13,815)
Payments made re: acquisitions, net of cash acquired of $6 in 2006 and $125 in 2005	(21,461)	(16,102)	(23,078)
Cash proceeds from sale of assets held for sale	—	—	300

Net cash used in investing activities	(38,747)	(19,724)	(36,593)

Cash flows from financing activities:
Borrowings (payments) under Credit Facility, net	12,430	(5,420)	18,159
Payment of other debt	(5,040)	(738)	(678)
Grant proceeds related to facility modernization	—	1,702	4,607
Financing fees and expenses	—	—	(400)
Change in checks drawn in excess of bank balances	557	1,431	1,525
Proceeds from exercise of stock options	1,076	707	3,316
Purchase of treasury shares	(8,202)	(7,876)	—
Tax effect of option exercises	478	363	—
Proceeds from sale of shares to employee benefit plans and other equity transactions	1,460	1,507	1,541

Net cash provided by (used in) financing activities	2,759	(8,324)	28,070

Net increase (decrease) in cash and cash equivalents	2,126	1,047	(1,099)
Cash and cash equivalents at beginning of year	2,304	1,257	2,356

Cash and cash equivalents at end of year	$4,430	$2,304	$1,257

Supplemental cash flow information
Net cash paid during the year for:
Interest	$9,166	$8,303	$6,823
Income taxes	552	818	2,160

(See accompanying notes to consolidated financial statements)

HARTMARX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(000’s Omitted, except Share Data)

	Common Stock		Capital Surplus	Retained Earnings	Unearned Employee Benefits	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)

	Shares	Par Value
						Shares	Amount
Balance at November 30, 2004	36,023,846	$90,060	$81,349	$53,575	$(1,332)	41,204	$(344)	$(1,522)	$25,543

Net earnings for the year				23,555					$23,555
Shares issued to employee benefit plans	190,671	476	948			(14,005)	117
Long-term incentive plan awards, net of forfeitures	189,500	474	1,417		(1,891)
Amortization of unearned employee benefits					425
Stock options exercised	753,569	1,884	1,179			(30,199)	253
Share withholdings on stock option exercises						3,000	(26)
Tax effect of option exercises			1,455
Additional minimum pension liability								(6,470)	(6,470)
Change in fair value of foreign exchange contracts								(122)	(122)
Foreign currency translation adjustment								386	386

Balance at November 30, 2005	37,157,586	$92,894	$86,348	$77,130	$(2,798)	—	$—	$(7,728)	$17,349

Net earnings for the year				7,286					$7,286
Shares issued, primarily to employee benefit plans	227,918	570	937
Long-term incentive plan awards, net of forfeitures	149,000	372	(372)
Stock options exercised	213,850	535	172
Tax effect of option exercises			363
Stock compensation expense			2,311
Reclassifications related to adoption of SFAS No. 123(R):
From unearned employee benefits			(2,798)		2,798
From non-current liabilities			361
Purchase of treasury shares						1,167,800	(7,876)
Adjustment to minimum pension liability								9,895	9,895
Change in fair value of foreign exchange contracts								(1)	(1)
Foreign currency translation adjustment								257	257

Balance at November 30, 2006	37,748,354	$94,371	$87,322	$84,416	$—	1,167,800	$(7,876)	$2,423	$17,437

Net earnings (loss) for the year				(4,178)					$(4,178)
Shares issued, primarily to employee benefit plans	241,793	605	855
Long-term incentive plan awards, net of forfeitures	100,500	251	(251)
Stock options exercised	333,284	833	243
Tax effect of option exercises			478
Stock compensation expense			2,235
Purchase of treasury shares						1,548,980	(8,506)
Adoption of SFAS No. 158 related to pensions								(27,265)
Change in fair value of foreign exchange contracts								(10)	(10)
Foreign currency translation adjustment								2,091	2,091

Balance at November 30, 2007	38,423,931	$96,060	$90,882	$80,238	$—	2,716,780	$(16,382)	$(22,761)	$(2,097)

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

Cost of Goods Sold—Cost of goods sold includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs. The warehousing, picking and packing of finished products are included as a component of Selling, General and Administrative Expenses and totaled $21.3 million in 2007, $22.2 million in 2006 and $20.0 million in 2005.

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

Advertising expenditures, including co-op advertising, relating to the manufacturing and marketing businesses, are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs of $20.8 million in 2007, $24.7 million in 2006 and $23.2 million in 2005 are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statement of Earnings. Prepaid expenses at November 30, 2007 include deferred advertising costs of $1.7 million ($1.6 million at November 30, 2006), which will be reflected as an expense during the quarterly period benefitted. Included in these amounts are $1.1 million at November 30, 2007 and $1.1 million at November 30, 2006 relating to direct response advertising associated with the Women’s Apparel Group catalog operations.

Cash and Cash Equivalents—The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Checks drawn in excess of bank balances are included as a component of accounts payable.

Inventories—Inventories are stated at the lower of cost or market. At November 30, 2007 and 2006, approximately 43% and 45%, respectively, of the Company’s total inventories are valued using the last-in, first-out (LIFO) method representing certain tailored clothing work in process and finished goods in the Men’s Apparel Group. The first-in, first-out (FIFO) method is used for substantially all raw materials and the remaining inventories. For inventory carried at the lower of FIFO cost or market, adjustments are charged to operations in the period in which the facts giving rise to the adjustments become known. The Company periodically evaluates the composition of its inventories for identification of obsolete or slow moving inventory. Quantities not expected to be sold in the normal course of business are written down to expected net realizable value.

Property, Plant and Equipment—Properties are stated at cost less accumulated depreciation. Additions, major renewals and betterments are capitalized; maintenance and repairs which do not extend asset lives are charged against earnings. Profit or loss on disposition of properties is reflected in earnings, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is generally computed on the straight-line method based on useful lives of 20 to 45 years for buildings, 5 to 20 years for building improvements and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or useful lives, whichever is shorter. During fiscal 2007 and 2006, impairment charges of $.3 million and $.6 million, respectively, were recorded related to Company facilities no longer in use. During fiscal 2005, no impairments of property, plant and equipment were recorded, as there were no events or changes in circumstances which indicated that the carrying amount was not recoverable.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, are performed annually during the second quarter. Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the Consolidated Statement of Earnings. During fiscal 2007, no impairment adjustment relating to goodwill was determined to be required. Aggregate goodwill was $37.0 million and $28.0 million at November 30, 2007 and 2006, respectively, with the increase primarily attributable to acquisitions consummated during 2007, along with current year earnouts payable as of November 30, 2007 related to acquisitions made in prior years.

The estimated lives and the method of amortization for the components of intangible assets are as follows:

Intangible Asset	Life	Amortization Method
Tradenames	Indefinite	Not amortized

Customer relationships	10 years	Estimated weighted cash flows over life

Supply agreement	5 years	Straight line over life

Design services agreement	5 years	Estimated weighted cash flows over life

Covenant not to compete	4 years to 10 years	Estimated weighted cash flows over life

License agreement	5 years	Estimated weighted cash flows over life

License rights	Initial term of license agreement, usually 5 years or less	Straight line over life

Intangible assets, net of accumulated amortization, aggregated $63.1 million and $55.5 million at November 30, 2007 and 2006, respectively. Accumulated amortization was $10.4 million and $7.3 million at November 30, 2007 and 2006, respectively. Amortization expense of intangible assets was $3.1 million in 2007, $2.9 million in 2006 and $2.2 million in 2005.

The amounts allocated to Tradenames at November 30, 2007 and 2006 were $55.5 million and $46.8 million, respectively; the $8.8 million recorded in fiscal 2007 related to the Zooey and Monarchy acquisitions and the remaining $46.7 million was attributable to the Sweater.com acquisition in August 2006, the Simply Blue acquisition in October 2005 and the Misook acquisition in July 2004. Impairment tests are performed on an annual basis at the same time as the impairment tests for Goodwill are performed, or more frequently if impairment indicators arise. During fiscal 2007 and 2006, no impairment adjustment relating to intangible assets was determined to be required. The intangibles related to customer relationships, covenant not to compete, supply agreement, design services agreement and license agreement are also attributable to the Zooey, Monarchy, Sweater.com, Simply Blue and Misook acquisitions and aggregated $7.6 million at November 30, 2007 and $8.7 million at November 30, 2006.

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized, which is up to 10 years for some intangible assets. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss would be recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2007 and 2006, no impairment adjustments relating to intangible assets with finite lives was determined to be required.

Prepaid Expenses and Other Non-Current Assets, net—Amounts included in prepaid expenses primarily consist of prepaid operating expenses including advertising, rent, taxes and insurance. Other non-current assets primarily consist of deferred financing costs, cash surrender value of life insurance, software acquisition and related costs. Capitalized software acquisition costs, net of amortization were $11.8 million and $3.4 million at November 30, 2007 and 2006, respectively. Capitalized software acquisition and related costs are amortized on a straight line basis over the period benefitted, generally three to seven years, commencing in the period the software is placed in service.

Deferred financing costs, net of accumulated amortization, related to the Company’s borrowing agreements in effect at November 30, 2007 and 2006, aggregated $.9 million and $1.3 million, respectively. These costs are amortized over the term of the financing agreement. Accumulated amortization was $3.8 million and $3.4 million at November 30, 2007 and 2006, respectively. Amortization expense of deferred financing costs related to the Company’s current borrowing arrangements was $.4 million in 2007, $.4 million in 2006 and $.5 million in 2005.

The approximate amortization of deferred financing fees over the next five years is as follows: $.4 million in 2008, $.2 million in 2009, $.1 million in 2010 and 2011, and $.05 million in 2012.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of—If facts and circumstances indicate that the cost of fixed assets or other assets, including amortizable intangible assets, may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

The Company retains certain financial risks for insuring a portion of its workers’ compensation and certain non-union employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related accruals are reviewed and updated at regular intervals. Stop loss coverage for an individual workers’ compensation claim takes effect upon the claim exceeding $250,000. The individual lifetime limit for claims under the group medical plan is $1 million. These limits are taken into consideration in determining the respective accruals for group medical insurance and workers’ compensation.

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

The Company has undistributed earnings of foreign subsidiaries of approximately $9.4 million which have not been provided for in its income tax provision as the earnings are considered permanently invested outside of the United States. If the earnings are repatriated to the United Sates, the earnings will be subject to United States taxation at that time. The amount of deferred tax liability that would be recognized associated with the undistributed earnings was approximately $.2 million at November 30, 2007, representing the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

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

Other Comprehensive Income—Other comprehensive income includes all changes in equity from non-owner sources, adjustments to recognize the funded status of pension plans, foreign currency translation adjustments and adjustments to the fair value of foreign exchange contracts qualifying for hedge accounting.

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

Forward Foreign Exchange Contracts—The Company is exposed to foreign exchange risk for the purchase of inventories or receipt of royalties when denominated in foreign currencies. The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time in the ordinary course of business to limit the currency risks associated with foreign exchange rate fluctuations related to purchases of Euro denominated inventory or receipt of royalties in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. These forward foreign exchange contracts have been designated as cash flow hedges for accounting purposes; accordingly, the changes in fair value of the derivative instruments are included in other comprehensive income. Fair values for such contracts are generally obtained from counter parties. At November 30, 2007, the Company had the following foreign exchange contracts outstanding (in millions):

Accounts Receivable Collections in Canadian Dollars	.7
Licensing revenues in Yen	77.7
Gross U.S. Dollar equivalents	$1.4

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

Long-term debt—The market value of debt at November 30, 2007, of which a major portion is variable rate debt, approximates its carrying value of $120.7 million, based on the terms, interest rates and maturities currently available for similar debt instruments.

Foreign exchange contracts—The amounts reported are estimated using quoted market prices for similar instruments, when applicable.

Concentrations of Credit Risk and Financial Instruments—Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. The Company sells its products to department stores, specialty retail stores, value-oriented retailers, catalogs and through electronic commerce channels. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. While concentrations of credit risk with respect to trade accounts receivable are somewhat mitigated due to the large number and diversity of customers comprising the Company’s customer base, the Company’s ten largest customers represented approximately 50%, 54% and 55% of consolidated sales in 2007, 2006 and 2005, respectively. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

In fiscal 2007, sales to two customers represented approximately 21% and 13% of sales. In fiscal 2006, sales to two customers represented approximately 21% and 12% of sales. Accounts receivable from the largest customer represented approximately 24% of the Company’s gross accounts receivable at November 30, 2007 and 21% of gross accounts receivable at November 30, 2006.

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

Stock Based Compensation—Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to recognize expense for the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

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

As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s earnings before taxes and net earnings for the year ended November 30, 2006 were lower by $1.4 million pre-tax and $.9 million after tax. In 2007, the Company’s earnings before taxes and net earnings for the year ended November 30, 2007 were lower by $1.4 million pre-tax and $.9 million after-tax. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Effective December 1, 2005 and in accordance with SFAS No. 123(R), the Company changed its cash flow presentation so that the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are now classified as financing cash flows.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2007 and 2006 was calculated to be $2.46 and $2.97 per share using the following assumptions for the years ended November 30, 2007 and 2006, respectively:

	2007	2006
Risk-free interest rate	4.4%	4.3%
Expected life (in years)	3.6	3.6
Expected volatility	44%	44%
Expected dividend yield	0%	0%

The Company did not recognize compensation expense for employee stock based awards for the year ended November 30, 2005 when the exercise price of the awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain restricted stock awards.

The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to employee stock based awards under the Company’s stock option plans during the year ended November 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur (amounts in millions, except per share amounts):

Year Ended November 30, 2005
Net earnings, as reported	$23.6
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards, net of related tax effect.	.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1.2)

Pro forma net earnings	$22.6

Earnings per share:
Basic—as reported	$.65

pro forma	$.62

Diluted—as reported	$.63

pro forma	$.61

The weighted average fair value of options granted was estimated to be $3.46 in 2005. The fair value of each option granted in 2005 is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2005:

2005
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

	Year Ended November 30,
	2007	2006	2005
Basic	35,974	36,427	36,433
Dilutive effect of:
Stock options and awards	—	562	730
Restricted stock awards	—	92	49

Diluted	35,974	37,081	37,212

For the years ended November 30, 2007, 2006 and 2005, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share, as the average price of the Company’s common stock was below the grant or award price for the respective year or where inclusion would otherwise be anti-dilutive (000’s omitted):

	Year Ended November 30,
	2007	2006	2005
Anti-dilutive:
Stock options	1,885	837	2
Restricted stock awards	622	—	192

Recent Accounting Pronouncements

The Company adopted SFAS No. 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” as of December 1, 2006. SFAS No. 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. Adoption of SFAS No. 154 had no effect on the Company’s financial condition, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company expects the impact of adoption will result in an increase to retained earnings of no more than $1 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company’s 2009 fiscal year beginning December 1, 2008. The Company is currently evaluating the impact, if any, that adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS No. 158). The Company adopted SFAS No. 158 effective as of November 30, 2007. This statement requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS No. 158 also requires certain additional disclosures in the notes to financial statements. The adoption of SFAS No. 158 as of November 30, 2007 resulted in a decrease of total assets by $20.5 million, an increase of total liabilities by $6.8 million and a reduction to total Shareholders’ Equity by $27.3 million. The adoption of SFAS 158 does not affect the Company’s results of operations. Adoption of SFAS No. 158 has no effect on the Company’s compliance with its debt covenants.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115.” SFAS No. 159 gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year beginning December 1, 2007. The Company expects the adoption of SFAS No. 159 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and FASB No. 160, “Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51.” SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS No. 141(R) and SFAS No. 160, effective for the Company’s 2010 fiscal year beginning December 1, 2009, are to be applied prospectively.

NOTE 2—Acquisitions

The following summarizes acquisition activities during the three year period ended November 30, 2007:

On August 14, 2007, the Company acquired certain assets and operations of Monarchy, LLC, a designer and marketer of premium casual sportswear to leading specialty stores nationwide principally under the Monarchy and Manchester Escapes brands. The purchase price for Monarchy as of the acquisition date was $12 million plus assumption of certain liabilities. Additional cash purchase consideration is due if Monarchy achieves certain specified financial performance targets over a seven-year period commencing December 1, 2007. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $3.0 million), additional annual consideration of $.75 million would be paid over the seven-year period commencing December 1, 2007. The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.

Effective December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand, marketed principally to upscale women’s specialty stores. The purchase price for Zooey as of the acquisition date was $3.0 million. Additional cash purchase consideration is due if Zooey achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $1.0 million), additional annual consideration of $.15 million would be paid over the five-year period commencing December 1, 2006. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. No additional consideration was recorded for the fiscal year ended November 30, 2007.

On August 29, 2006, the Company acquired certain assets, properties and operations of Sweater.com, Inc. (“Sweater.com”), a designer and marketer of high quality women’s knitwear, tops and related products sold to leading specialty stores under its One Girl Who ... and b.chyll brands and directly through its Sweater.com website. The purchase price for Sweater.com as of the acquisition date was $12.4 million. Additional cash purchase consideration is due if Sweater.com achieves certain specified financial performance targets over a five-year period commencing December 1, 2006. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $2.0 million), additional annual consideration of $.5 million would be paid over the five year period commencing December 1, 2006. The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price. No additional consideration was recorded for the year ended November 30, 2007.

On October 31, 2005, the Company acquired certain assets, properties and operations of Simply Blue, Inc. and Seymour Blue, LLC (together “Simply Blue”), a designer and marketer of upscale women’s denim products sold through leading specialty and department stores. The purchase price for Simply Blue as of the acquisition date was $21 million. Additional cash purchase consideration is due if Simply Blue achieves certain specified financial performance targets over a five-year period commencing December 1, 2005. This additional contingent cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the periods in order for the additional consideration to be paid. At the minimum level of performance (annualized operating earnings, as defined, of at least $6.7 million), additional annual consideration of $1.3 million, less deductions as defined, would be paid over the five year period commencing December 1, 2005. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price. The additional consideration for fiscal 2007 of approximately $1.7 million was included in Other Accrued Expenses at November 30, 2007 and is payable during fiscal 2008.

The acquisitions of Monarchy, Zooey, Sweater.com and Simply Blue are expected to provide for strategic growth opportunities in premium casual sportswear and womenswear and further diversification of product categories.

These acquisitions are being accounted for under the purchase method of accounting. Accordingly, the results of Monarchy, Zooey, Sweater.com and Simply Blue are included in the consolidated financial statements from the respective acquisition dates. Monarchy results of operations and assets are included in the Men’s Apparel Group segment, while Sweater.com, Zooey and Simply Blue results of operations and assets are included in the Women’s Apparel Group segment.

The Company has allocated the purchase price to the Monarchy, Zooey, Sweater.com and Simply Blue assets acquired and liabilities assumed at estimated fair values, considering a number of factors, including the assistance of an independent third party appraisal. For Sweater.com, the excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller”, in accordance with SFAS No. 141 (“Business Combinations”). Any contingent consideration payable subsequent to the acquisition date is first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter to goodwill. For Monarchy, Zooey and Simply Blue, any contingent consideration payable subsequent to acquisition will increase goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition (000’s omitted):

	Monarchy	Zooey	Sweater. com	Simply Blue
Cash consideration	$12,000	$3,000	$12,354	$21,000
Direct acquisition costs	125	75	135	150

Total purchase price	$12,125	$3,075	$12,489	$21,150

Allocation of purchase price:
Cash	$—	$—	$6	$125
Accounts receivable	2,371	18	1,315	2,101
Inventories	2,749	604	2,620	945
Other current assets	456	58	312	454
Intangible assets	9,460	1,255	8,765	16,200
Goodwill	1,920	1,414	—	2,077
Property, plant and equipment	202	24	228	116
Other assets	—	—	52	21
Current liabilities	(5,033)	(298)	(475)	(889)
Estimated amount due seller	—	—	(334)	—

Total purchase price	$12,125	$3,075	$12,489	$21,150

The components of the Intangible Assets listed in the above table as of the acquisition date were determined by the Company with the assistance of an independent third party appraisal and were as follows (000’s omitted):

	Monarchy		Zooey		Sweater.com		Simply Blue
	Amount	Life	Amount	Life	Amount	Life	Amount	Life
Tradename	$8,130	Indefinite	$625	Indefinite	$6,540	Indefinite	$11,850	Indefinite
Customer relationships	1,080	10 years	600	10 years	2,050	10 years	2,650	10 years
License agreement					75	5 years	1,450	5 years
Covenant not to compete	250	5 years	30	10 years	100	10 years	250	10 years

	$9,460		$1,255		$8,765		$16,200

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

Each of the acquisitions was financed utilizing borrowing availability under the Company’s Credit Facility.

Pro forma amounts are not included for Monarchy, Zooey, Sweater.com and Simply Blue, as the amounts would not be significant.

NOTE 3—Financing

At November 30, 2007 and 2006, long term debt was comprised of the following (000’s omitted):

	2007	2006
Borrowings under Credit Facility	$92,099	$79,670
Industrial development bonds	15,500	17,250
Mortgages and other debt	13,146	16,435

Total debt	120,745	113,355
Less—current	5,850	25,040

Long term debt	$114,895	$88,315

Effective August 30, 2002, the Company entered into a new $200 million senior revolving credit facility (“Credit Facility”) replacing a $200 million facility scheduled to mature in June 2003. Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010. The Company paid $.4 million to the lender group related to the January 2005 Credit Facility amendment. The Credit Facility provides for a $50 million letter of credit sub-facility. Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 6.6% at November 30, 2007, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default. During fiscal 2007 and as of November 30, 2007, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At November 30, 2007, the Company had approximately $16 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s Credit Facility and are considered as usage for purposes of determining borrowing availability. During fiscal 2007, additional availability levels ranged from $32 million to $99 million. At November 30, 2007, additional borrowing availability under the Credit Facility was approximately $70 million.

Industrial development bonds (“IDBs”), which mature on varying dates through 2015, were issued by development authorities for the purchase or construction of various manufacturing facilities having a carrying value of $4.9 million at November 30, 2007. Interest rates on the various borrowing agreements were 7.25% at November 30, 2007 (average of 7.4% at November 30, 2006). The two IDBs, totaling $15.5 million, are each callable by the Company at par.

Mortgages and other debt includes $13.1 million remaining principal amount of mortgages on two of its owned manufacturing facilities, which mature in 2011 and 2016. Interest rates range from 7.5% to 7.7% per annum (average of 7.7% at November 30, 2007 and 2006).

Accrued interest, included in the Other Accrued Expenses caption in the accompanying Consolidated Balance Sheet, was $1.1 million at November 30, 2007 and $1.2 million at November 30, 2006.

The approximate principal reductions during the next five fiscal years are as follows: $5.9 million in 2008, $88.0 million in 2009, $1.0 million in 2010, $6.5 million in 2011 and $.8 million in 2012. The $5.9 million of principal reduction in 2008 reflects $.9 million of required payments and $5 million represents the Company’s estimate of additional debt reduction during fiscal 2008.

NOTE 4—Borrowings Under Principal Credit Facility

The following summarizes information concerning borrowings under the Company’s revolving credit facility in place during the applicable periods, all of which were variable rate borrowings (000’s omitted):

	2007	2006	2005
Outstanding at November 30	$92,099	$79,670	$85,089
Maximum month end balance during the year	114,542	121,545	110,481
Average amount outstanding during the year	85,033	84,042	75,609
Weighted daily average interest rate during the year	7.0%	6.7%	5.0%
Weighted average interest rate on borrowings at November 30	6.6%	7.2%	5.9%

NOTE 5—Inventories

Inventories at each date consisted of (000’s omitted):

	November 30
	2007	2006
Raw materials	$39,022	$38,621
Work in process	6,238	5,756
Finished goods	97,139	102,063

	$142,399	$146,440

The excess of current cost over LIFO costs for inventories valued using LIFO was $31.2 million in 2007 and $29.8 million in 2006.

NOTE 6—Goodwill and Intangible Assets

Intangible assets by category are summarized below (000’s omitted):

	November 30,
	2007	2006
Intangible assets with finite lives:
Gross carrying amount:
Customer relationships	$9,380	$7,700
Supply agreement	4,400	4,400
Design services agreement	1,450	1,450
Covenant not to compete	980	700
License agreement	75	75
Other	1,700	1,700

	17,985	16,025

Accumulated amortization:
Customer relationships	3,937	2,219
Supply agreement	2,958	2,078
Design services agreement	1,194	884
Covenant not to compete	562	422
License agreement	42	11
Other	1,700	1,700

	10,393	7,314

Total intangible assets with finite lives, net	7,592	8,711
Indefinite lived intangible assets: Tradenames	55,535	46,790

Total intangible assets, net	$63,127	$55,501

The increase reflected the acquisition of Zooey and Monarchy in fiscal 2007 offset by amortization of intangible assets with finite lives of Misook, Simply Blue, Sweater.com, Zooey and Monarchy.

Based on the current estimated useful lives assigned to the Company’s intangible assets with finite lives, amortization expense for fiscal 2008, 2009, 2010, 2011 and 2012 is projected to total $2.7 million, $1.9 million, $1.0 million, $.7 million and $.5 million, respectively.

The changes in the carrying amount of goodwill for the years ended November 30, 2007 and 2006 are as follows (000’s omitted):

	Men’s Apparel Group	Women’s Apparel Group	Total
Balance, November 30, 2005	$24,156	$2,077	$26,233
Simply Blue fiscal 2006 earnout payable	—	1,691	1,691
Translation effect	33	—	33

Balance, November 30, 2006	24,189	3,768	27,957
Simply Blue fiscal 2007 earnout payable	—	1,643	1,643
Misook fiscal 2007 earnout payable	—	3,822	3,822
Monarchy and Zooey acquisitions	1,920	1,414	3,334
Translation effect	221	—	221

Balance, November 30, 2007	$26,330	$10,647	$36,977

NOTE 7—Taxes on Earnings

The tax provision (benefit) is summarized as follows (000’s omitted):

	Year Ended November 30,
	2007	2006	2005
Federal	$26	$141	$356
State and local	571	585	1,983
Foreign	—	—	—

Total current	597	726	2,339

Federal	(2,506)	3,120	11,998
State and local	(758)	—	—
Foreign	96	620	468

Total deferred	(3,168)	3,740	12,466

Total tax provision (benefit)	$(2,571)	$4,466	$14,805

Earnings (loss) before taxes applicable to the United States and foreign is summarized as follows (000’s omitted):

	Year Ended November 30,
	2007	2006	2005
United States	$(6,853)	$10,088	$37,443
Foreign	104	1,664	917

	$(6,749)	$11,752	$38,360

The difference between the tax provision (benefit) reflected in the accompanying statement of earnings (loss) and the amount computed by applying the federal statutory tax rate to earnings (loss) before taxes is summarized as follows (000’s omitted):

	Year Ended November 30,
	2007	2006	2005
Tax provision (benefit) computed at statutory rate	$(2,295)	$3,996	$13,042
State and local taxes on earnings, net of federal tax benefit	(123)	386	1,309
Foreign	61	54	156
Compensation in excess of $1 million	—	473	28
Meals and entertainment	296	255	244
Renewal community tax credits	(270)	(1,029)	—
Tax over book loss—foreign investment	(391)	—	—
Other—net	151	331	26

Total tax provision (benefit)	$(2,571)	$4,466	$14,805

The significant components of the net deferred tax asset at November 30, 2007 and 2006 were as follows (000’s omitted):

	November 30,
	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$26,698	$27,259
AMT credit carryforwards	6,297	6,202
Employment-related liabilities	6,284	6,240
Inventory	11,242	6,909
Receivables	4,075	3,255
Pension	5,363	—
Other	10,430	10,265

Total deferred tax assets	70,389	60,130

Deferred Tax Liabilities:
Tax over book depreciation	(246)	(508)
Amortization	(3,101)	(1,809)
Pension	—	(12,674)
Prepaids and other	(7,064)	(5,827)

Total deferred tax liabilities	(10,411)	(20,818)

Net deferred tax assets	$59,978	$39,312

Amounts recognized in Consolidated Balance Sheet:
Current	$21,590	$21,990
Non-current	38,388	17,322

	$59,978	$39,312

The Company has recorded a net deferred tax asset of $60.0 million and $39.3 million as of November 30, 2007 and 2006, respectively. There was no valuation allowance offsetting the deferred tax asset as the Company has concluded it is more likely than not that the deferred tax asset would be fully realized. The net tax asset recorded considers recent earnings history plus amounts expected to be realized through future earnings and available tax planning realization strategies (such as the ability to adopt the FIFO inventory valuation method for those inventories currently valued under the LIFO valuation method).

Federal income taxes have not been provided on aggregate undistributed earnings of $9.4 million of the Company’s Canadian based foreign subsidiaries. The Company intends to permanently invest these earnings in its foreign operations.

At November 30, 2007, the Company had approximately $76 million of federal tax operating loss carryforwards available to offset future taxable income; in general, the substantial portion of such carryforwards must be utilized within fifteen years of incurring the net operating loss. The loss carryforwards for years prior to 2001 aggregate approximately $56 million of which $54 million expire in the 2008-2009 period and $2 million will expire in 2010. Fully utilizing the $54 million of available operating loss carryforwards expiring by the end of fiscal 2009 would require average annual taxable earnings of approximately $27 million over the 2008-2009 period before consideration of available tax planning strategies. The estimated $13 million of tax operating losses attributable to the fiscal year ended November 30, 2001 will be available for utilization through November 30, 2021 and the $7 million of tax operating losses attributable to the fiscal year ended November 30, 2002 will be available for utilization through November 30, 2022. AMT tax credit carryforwards of $6.3 million can be carried forward indefinitely.

NOTE 8—Commitments and Contingencies

The Company and its subsidiaries lease office space, manufacturing, warehouse and distribution facilities, showrooms and outlet stores, automobiles, computers and other equipment under various noncancellable operating leases. A number of the leases contain renewal options ranging up to 10 years.

At November 30, 2007, total minimum rentals under noncancellable operating leases were as follows (000’s omitted):

Year	Amount
2008	$13,966
2009	13,191
2010	11,488
2011	8,936
2012	7,532
Thereafter	25,258

Total minimum rentals due	$80,371

Rental expense, including rentals under short term leases, aggregated $15.9 million, $14.6 million and $13.8 million in fiscal 2007, 2006 and 2005, respectively.

Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base amount. Total rental expense includes such base amounts and the additional expense payments.

At November 30, 2007, the Company had approximately $16 million of letters of credit outstanding relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Company’s $200 million Credit Facility and are considered as usage for purposes of determining the maximum available credit line and excess availability. The Company has also entered into surety bond arrangements aggregating approximately $12 million with unrelated parties for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations.

The Company has employment agreements in place covering certain of its corporate and subsidiary officers providing for the payment of base salaries and contingent additional compensation; severance amounts would be payable in lieu of compensation in the event of involuntary termination by the Company. Aggregate annual base salaries for these covered employees are approximately $4.6 million. In the event of a change in control and termination of employment, as defined in the agreements, the Company would be required to make severance payments in lieu of compensation under the employment agreements.

In fiscal 2005, the Company completed a significant modernization of its Hickey-Freeman manufacturing and distribution facility in Rochester, New York, at a cost of $8.0 million. In connection with this project, the Company entered into agreements with various local and state governmental agencies, and such agencies agreed to reimburse the Company $5.0 million of the renovation costs in the form of participating grants; an additional $.7 million was received related to this modernization from non-governmental sources. Among other things, the terms of the governmental grant monies require that a minimum employment level be maintained at the facility through 2011. If the required minimum employment level is not maintained, a portion of the grant monies could be converted into loans based on a sliding amortization schedule through 2011. The facility’s employment levels have been substantially in excess of the minimum level for a number of years and the Company expects that employment will exceed the minimum level through 2011.

The Company manufactures and markets certain of its product offerings pursuant to exclusive license agreements with unaffiliated licensors for specified product lines. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The licensing agreements are generally for a three to five year term with additional renewal options, provided that minimum sales levels are achieved. Under terms of the agreements currently in place, the Company has minimum obligations of approximately $13 million in 2008, $7 million in 2009, $3 million in 2010, $2 million in 2011 and $2 million in 2012. Additionally, there are certain license agreements that have a perpetual term and annual minimum payments under these agreements are approximately $2 million.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Additional cash purchase consideration is payable to the extent that Monarchy, Zooey, Sweater.com, Simply Blue and/or Misook achieve certain specified financial performance targets over a seven-year period for Monarchy commencing December 1, 2007 and over five year periods commencing December 1, 2006 for Zooey and Sweater.com, December 1, 2005 for Simply Blue and August 1, 2004 for Misook. These additional contingent cash purchase considerations are calculated based on a formula applied to the respective operating results of each entity. A minimum level of performance, as defined in each purchase agreement, must be achieved during any of the periods in order for additional consideration to be paid. Regarding Misook, at the minimum level of performance (annualized operating earnings, as defined, of at least $12 million), additional annual consideration of $3.6 million would be paid applicable to the five year period following the acquisition; the additional consideration applicable to fiscal 2007 was approximately $4.7 million, payable in 2008, and has been recorded as an increase in Goodwill and Accrued Expenses. Regarding Simply Blue, annualized operating earnings, as defined, of at least $6.7 million would result in additional annual consideration of $1.3 million applicable to the five year period commencing December 1, 2005. The additional consideration applicable to Simply Blue for fiscal 2007 was approximately $1.7 million, payable in 2008, and has been recorded as an increase in Goodwill and Accrued Expenses. Regarding Sweater.com, annualized operating earnings as defined of at least $2.0 million would result in annual consideration of $.5 million applicable to the five year period commencing December 1, 2006. Regarding Zooey, annualized operating earnings as defined of at least $1.0 million would result in annual consideration of $.15 million. Regarding Monarchy, at the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $3.0 million) additional annual consideration of $.75 million would be paid. The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price associated with these acquisitions.

NOTE 9—Employee Benefits

Pension Plans

The Company’s principal pension plan is a non-contributory defined benefit pension plan covering substantially all eligible U.S. non-union employees who have elected to participate in the plan and who participate in the Company’s defined contribution plan, as well as certain union employees who participate pursuant to the terms of collective bargaining agreements. Non-union employees hired subsequent to March 31, 2003 are not eligible to participate in the principal Company sponsored pension plan. Under this pension plan, non-union retirement benefits are a function of years of service and average compensation levels during the highest five consecutive salary years occurring during the last ten years before retirement; union employee benefits are based on collectively bargained amounts per year of credited service. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, the annual compensation limit that can be taken into account for computing benefits and contributions under qualified plans was $225,000 for 2007, $220,000 for 2006 and $210,000 for 2005 and is subject to indexing increases in subsequent years. To the extent that the calculated retirement benefit under the formula specified in the plan exceeds the maximum allowable under the provisions of the tax regulations, the excess is provided on a non-qualified supplemental basis. The Company also sponsors a non-contributory defined benefit pension plan for its non-union Canadian employees.

The Company’s non-qualified supplemental pension plan, which covers certain U.S. employees, provides for incremental pension payments from the Company’s funds, so that total pension payments equal amounts that would have been payable from the Company’s principal pension plan but for limitations imposed by income tax regulations.

Company contributions to its pension plans are intended to provide for benefits attributed to service to date and also for those expected to be earned in the future. The Company contributed $2.5 million to its pension plans during fiscal 2007, $7.9 million during fiscal 2006 and $7.2 million during fiscal 2005. Also, the Company contributed $.3 million, $1.2 million and $.4 million in 2007, 2006 and 2005, respectively, to trusts for one employee related to the non-qualified supplemental pension plan.

Effective November 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The statement requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with the offsetting amount in accumulated other comprehensive income. Any changes to the funded status during the year will be recognized prospectively through charges to accumulated other comprehensive income.

The following table summarizes the effect of applying SFAS No. 158 on the Company’s consolidated balance sheet as of November 30, 2007 (000’s omitted):

Balance Sheet Caption	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Prepaid/intangible pension asset	$37,607	$(37,607)	$—
Deferred income taxes–non current	21,248	17,140	38,388
Accrued pension liability	8,084	6,798	14,882
Accumulated other comprehensive income (loss)	4,504	(27,265)	(22,761)

Pre-tax amounts in accumulated other comprehensive loss as of November 30, 2007 that have not yet been recognized as components of net periodic benefit cost were as follows:

2007
Net actuarial loss	$15,706
Prior service cost	28,699

$44,405

The prior service cost for the Company’s defined benefit and non-qualified supplemental pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $3.4 million. The Company is expecting the net actuarial loss to remain unchanged at $15.7 million.

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three years ended November 30, 2007 were as follows (000’s omitted):

	2007	2006	2005
Service cost	$4,945	$5,195	$5,317
Interest cost	14,943	14,515	14,514
Expected return on plan assets	(21,749)	(19,644)	(18,943)
Recognized net actuarial (gain) loss	(92)	50	(720)
Net amortization	3,482	3,464	3,386

Net periodic pension expense	$1,529	$3,580	$3,554

The following sets forth the information related to the change in the benefit obligation and change in plan assets for the Company’s defined benefit and non-qualified supplemental pension plans at November 30 (000’s omitted):

	November 30,
	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$275,983	$270,330
Service cost	4,945	5,195
Interest cost	14,943	14,515
Actuarial (gain) loss	(5,061)	1,251
Other changes in benefit obligation	—	—
Benefits paid	(16,888)	(15,308)

Benefit obligation at end of year	273,922	275,983

Change in Plan Assets
Fair value of plan assets at beginning of year	256,121	231,690
Employer contributions	2,810	9,147
Actual return on plan assets	16,997	30,592
Benefits paid	(16,888)	(15,308)

Fair value of plan assets at end of year	259,040	256,121

Funded status	(14,882)	(19,862)
Unrecognized net actuarial loss	—	15,921
Unrecognized prior service cost	—	32,182

Net amount recognized	$(14,882)	$28,241

Recorded as follows:
Accrued pension liability	$(14,882)	$(8,309)
Prepaid/intangible pension asset	—	36,550

Net amount recognized	$(14,882)	$28,241

The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2007, 2006 and 2005 were $258 million, $257 million and $256 million, respectively. The accumulated benefit obligation represents the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. At November 30, 2007 and 2006, the assets of the Company’s principal pension plan exceeded the plan’s accumulated benefit obligation and the Company was not required to record a minimum pension liability and offsetting intangible pension asset, deferred tax and charge to accumulated other comprehensive income in its financial statements.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows (000’s omitted):

	November 30,
	2007	2006
Projected benefit obligation	$9,507	$9,694
Accumulated benefit obligation	5,531	5,214
Fair value of plan assets	1,972	1,798

Additional information (000’s omitted):

	November 30,
	2007	2006
Decrease in minimum liability, net of tax, included in other comprehensive income	—	$9,895

The weighted-average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations for the three years ending November 30, 2007 were:

	2007	2006	2005
Net periodic benefit cost:
Discount rate	5.50%	5.50%	5.75%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Plan obligations:
Discount rate	5.80%	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

In determining the discount rate, the Company considered the average duration of its pension liabilities in relation to the rate derived by reference to the Citigroup Pension Discount Curve. In determining the expected long-term rate of return on plan assets, the Company considers the investment allocation of plan assets along with the long-term return rates (both historical and anticipated) of equity, fixed-income and alternative investments as an indicator of future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets are factored into the determination of asset return assumptions. Salary increase assumptions are based upon historical experience and anticipated future management actions. The RP2000 Blended Healthy Employees and Retiree Tables were used for mortality assumptions at November 30, 2007.

The Company’s investment asset allocation ranges for each major asset class and the actual asset allocations at November 30, 2007 and 2006 by asset category are as follows:

		Plan Assets at November 30,
	Allocation Range	2007	2006
Asset Category
Equity securities	65% - 80%	76%	78%
Debt securities	15% - 25%	12%	12%
Cash	2% - 5%	4%	3%
Real Estate/Other	5% - 10%	8%	7%

Total		100%	100%

The plans’ assets consist primarily of publicly traded common stocks and corporate debt instruments, or funds which invest in those securities. Venture capital funds and private equity funds, representing approximately 5% of plan assets at November 30, 2007, are included in the Real Estate/Other caption above. Plan assets attributable to the Company’s non-U.S. pension plan represent approximately $7 million of the total $259 million of aggregate assets of the Company’s pension plans. The target asset allocation is generally at the midpoint of the expected range noted above. The actual asset allocation at any specific date may vary from the allocation range due to market conditions and other factors, such as market appreciation in one asset category relative to the other asset categories. At November 30, 2007, plan assets included approximately 2.4 million shares of the Company’s common stock with a market value of approximately $9.5 million. The market related value of plan assets is determined using fair value as of each November 30.

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

The Company makes periodic cash contributions to its defined benefit plans within the minimum and maximum amounts as prescribed for the jurisdictions in which the Company operates. During fiscal 2008, the Company expects to contribute within a range of $3 million to $4 million to its pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Amount
2008	$15.8
2009	16.0
2010	16.3
2011	16.6
2012	17.3
2013 - 2017	99.6

The Company’s Canadian operation also makes collectively-bargained payments to a group registered retirement savings plan (similar to a defined contribution plan) which is not administered by the Company’s Canadian operation. The contribution rate of applicable payroll is based on the amounts negotiated between the union and the Company’s Canadian operation. Annual expense relating to this plan was approximately $.5 million in 2007 and $.3 million in 2006 and 2005.

Savings Investment and Stock Ownership Plan

The Company offers a qualified defined contribution plan, the Hartmarx Savings Investment and Stock Ownership Plan (“SIPSOP”), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code and an after-tax savings plan. SIPSOP is available to most non-union U.S. employees. Eligible participants in SIPSOP can invest from 1% to 16% of earnings among several investment alternatives, including a Company stock fund. Participation in SIPSOP is required to earn retirement benefits for eligible employees under the Company’s principal pension plan for employees hired prior to April 2003. An employer contribution is made based on the employee’s level of participation, and is invested in common stock of the Company, although participants can subsequently elect investments from among several investment alternatives. While employee contributions up to 16% of earnings are permitted, contributions in excess of 6% are not subject to an employer contribution. The employer contribution is fifty percent of the first 6% of earnings contributed by the employee. The Company’s expense is based upon the cost and market value of shares allocated to employees’ accounts. The Company’s annual expense and annual contributions were $1.1 million in 2007 and $1.2 million in 2006 and 2005. At November 30, 2007, the assets of SIPSOP funds had a market value of approximately $73.6 million, of which approximately $7.5 million was invested in 1,871,383 shares of the Company’s common stock.

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

NOTE 10—Stock Option Plans and Restricted Stock

The Company has in effect the 1998 Incentive Stock Plan (“1998 Plan”), the 2003 Incentive Stock Plan (“2003 Plan”), the 2006 Incentive Stock Plan (“2006 Plan”) (collectively, the “Employee Plans”), the 1995 Stock Plan for Non-Employee Directors (“1995 Director Plan”) and the 2006 Stock Compensation Plan for Non-Employee Directors (“2006 Director Plan”) (collectively, the “Director Plans”) under which officers, key employees and directors (with respect to the 2006 Director Plan) may be granted options to purchase the Company’s common stock at prices equal to or exceeding the fair market value at the date of grant. The 2006 Director Plan also allows for the awarding of Deferred Director Stock Awards to non-employee directors. Options granted to employees in 2007, 2006 and 2005 have five year terms. Options which were outstanding at November 30, 2007 granted to employees in 2004 and prior years have ten year terms. Options granted to employees are priced at the average of the high and low of the Company’s stock price on the grant date of the award as approved by the Compensation and Stock Option Committee of the Board of Directors (the “Compensation Committee”). Fair market value option awards to outside directors are priced at the average of the high and the low of the Company’s stock price on the date of the award, usually the day of the Company’s annual meeting of shareholders. Options granted to employees under the Employee Plans generally become exercisable in cumulative one-third installments on each of the first three anniversaries of the grant date; however, for participants employed by the Company for at least three years on the first anniversary of the grant date, all or any portion of the options granted are exercisable beginning on the first anniversary of the date of grant. For participants employed by the Company for at least two years but less than three years on the first anniversary of the grant date, two-thirds of the options granted are exercisable beginning one year after the date of grant. No additional grants will be made under the 1998 and 2003 Plans. Following stockholder approval of the 2006 Incentive Stock Plan in April 2006, shares covered by grants or awards under the terms of the 1998 or 2003 Plans which terminate, lapse or are forfeited will be added to the aggregate number of shares authorized under the 2006 Plan and will become available for grants under the 2006 Plan. Options granted under the 2006 Plan are evidenced by agreements that set forth the terms, conditions and limitations for such grants, including the term of the award, limitations on exercisability, and other provisions as determined by the Compensation Committee.

The Employee Plans also provide for the discretionary grant of stock appreciation rights in conjunction with the stock option, which allows the holder to receive cash, stock or a combination of stock and cash equal to the gain in market price from the date of grant until its exercise. Under certain circumstances, the entire gain attributable to rights granted under the 1998, 2003 and 2006 Plans may be paid in cash; in the case of stock appreciation rights granted in tandem with a stock option, the cash payment under the 1998 Plan and the 2003 Plan is limited to one-half the gain. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the other. There were no stock appreciation rights outstanding at November 30, 2007 or November 30, 2006. The Employee Plans also allow for granting of restricted stock awards enabling the holder to obtain full ownership rights subject to terms and conditions specified at the time each award is granted. The 2006 Plan also allows for the granting of restricted stock units enabling the holder to receive awards of common stock subject to terms and conditions specified at the time such an award is granted.

As of November 30, 2007, there are 489,700 options outstanding under the 1998 Plan, 884,510 options outstanding under the 2003 Plan and 314,000 options outstanding under the 2006 Plan.

Information regarding employee stock option activity for the year ended November 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value(1) (000’s omitted)
Balance at November 30, 2006	1,809,950	$5.38
Granted	332,000	6.51
Exercised	(313,140)	3.04
Expired or forfeited	(140,600)	6.56

Balance at November 30, 2007	1,688,210	$5.93	3.21	$625

Exercisable at November 30, 2007	1,352,750	$5.76	3.06	$625

(1)	Based on the difference between the closing market price on the last trading day of the year and the grant price of in-the-money options.

Stock compensation expense recognized by the Company for the year ended November 30, 2007 related to employee stock option awards and principally included in Selling, General and Administrative Expense in the Consolidated Statement of Earnings was approximately $1.4 million pre-tax and $.9 million after-tax.

Shares issued upon the exercise of stock options are normally from authorized but unissued common shares of the Company. However, to the extent that the Company has treasury shares outstanding, such shares may be reissued upon the exercise of stock options.

Information on employee stock options outstanding and exercisable at November 30, 2007 is as follows:

Range of Prices	Number Outstanding	Weighted Average			Weighted Average
		Remaining Life in Years	Price	Number Exercisable	Remaining Life in Years	Price
$2.50 to $2.64	402,500	3.9	$2.54	402,500	3.9	$2.54
$3.28 to $4.30	207,200	3.8	$4.00	207,200	3.8	$4.00
$6.49 to $9.54	1,078,510	2.9	$7.57	743,050	2.4	$8.00

	1,688,210	3.2	$5.93	1,352,750		$5.76

A summary of the status of the Company’s nonvested stock options as of November 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
November 30, 2006	404,614	$3.01
Granted	332,000	$2.47
Vested	(364,334)	$3.00
Expired or forfeited	(36,820)	$2.63

November 30, 2007	335,460	$2.50

The fair value of options vested in fiscal 2007 was $1.1 million.

As of November 30, 2007, there was approximately $.1 million of unrecognized compensation cost related to nonvested stock options which is expected to be recognized in fiscal 2008.

On December 3, 2007, the Company granted 327,500 employee stock options and on January 2, 2008, the Company granted 20,000 employee stock options.

With respect to the Company’s long term incentive plan restricted stock awards pursuant to the 1998, 2003 and 2006 Plans, compensation expense is measured at fair value on the date of grant based on the number of shares awarded and the quoted market price of the Company’s stock. The Company has assumed no forfeitures as the impact of expected forfeitures is immaterial. In accordance with SFAS No. 123(R), Unearned Employee Benefits, which had been reported as a separate component of Shareholders’ Equity prior to December 1, 2005, is now included in Capital Surplus. Restricted stock awards vest at the earlier of five years from the date of grant, retirement at age 65 or the Company’s share price exceeding performance measures established at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period, or on an accelerated basis if the share price exceeds the vesting threshold price for thirty consecutive days. The restricted stock awards resulted in compensation expense included in Selling, General and Administrative Expense of $.9 million in fiscal 2007, $.7 million in fiscal 2006 and $.4 million in fiscal 2005.

As of November 30, 2007, unrecognized compensation cost associated with restricted stock awards was approximately $2.9 million, which will be recognized as follows: $1.0 million in 2008, $.9 million in 2009, $.6 million in 2010, $.3 million in 2011 and $.1 million in 2012. However, if the vesting thresholds are achieved prior to the end of the five year term, the related compensation expense will be accelerated.

Information regarding long term incentive plan restricted stock awards for the year ended November 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance November 30, 2006	536,500	$7.96
Granted	169,500	$7.42
Forfeited	(84,000)	$8.13

Balance November 30, 2007	622,000	$7.79

At November 30, 2007, none of the outstanding restricted stock awards were vested. The vesting threshold for restricted stock awards outstanding is as follows:

Number of Shares	Vesting Threshold	Latest Vesting Date
163,500	$11.00	August 4, 2009
155,500	$14.00	August 3, 2010
140,500	$10.00	August 8, 2011
162,500	$12.00	April 10, 2012

The Director Plans provide for possible annual grants under the 1995 Director Plan of Director Dollar Stock Options (“DDSO”) to non-employee members of the Board of Directors at market value on the date of grant. In addition, under the 1995 Director Plan, each non-employee director had the right to make an irrevocable election to receive a DDSO in lieu of all or part of his or her retainer. The number of whole shares which could be granted is based on the unpaid annual retainer divided by the market value of a share on such date minus $1.00, and the exercise price is $1.00. DDSOs are exercisable in full six months after the date of grant or earlier in the event of death or disability. Under the 2006 Director Plan, upon election (or re-election, as the case may be) to the Board by stockholders at an annual meeting, each non-employee director is entitled to receive a stock option grant of 5,000 options at the fair market value on the date of grant; no DDSOs may be granted under the 2006 Director Plan. Under the 2006 Director Plan, an option is forfeited if Board service terminates before the option vests (six months after grant) for reasons other than death or disability. Each non-employee director is also eligible for a possible annual grant of a Director Deferred Stock Award (“DDSA”) equal to the number of DDSA units computed by dividing the director’s annual retainer by the fair market value of a share on the date of the annual meeting. Pursuant to the terms of the 2006 Director Plan, each non-employee director receives a DDSA award upon election (or re-election, as the case may be) to the Board by stockholders at an annual meeting. In 2007, each non-employee director received an award of 2,681 units. Prior to 1998, each non-employee director received a DDSA equal to 150 units and for years 2000-2004, no DDSA’s were awarded. A DDSA unit equals one share of the Company’s common stock. DDSA units are payable in shares of common stock upon death, disability or termination of service and any fractional units are payable in cash. Dividend equivalents may be earned on qualifying DDSOs and DDSA units and allocated to directors’ respective accounts in accordance with the terms of the Director Plans. DDSOs are charged to expense at the time the director elects to receive the DDSO. DDSAs vest at the time of grant and are charged to expense at the time the grant is made to the director. Dividend equivalents, if any, would be charged to expense at the time the dividend would be declared.

Stock compensation expense related to non-employee director stock options and DDSAs and included in Selling, General and Administrative Expense in the Consolidated Statement of Earnings for fiscal 2007 was approximately $.27 million pre-tax and approximately $.17 million after tax. For fiscal 2006, these amounts were $.29 million pre-tax and approximately $.17 million after tax.

The fair value of options granted to directors was calculated to be $2.83 per share in 2007 and $3.15 per share in 2006, using the same option valuation model and assumptions similar to those for employee stock option awards.

For fiscal 2005, stock compensation expense included in Selling, General and Administrative Expense related to DDSAs was $.16 million pre-tax and $.10 million after-tax. No fair value or DDSOs were granted to non-employee directors in fiscal 2005.

Information regarding director stock option activity for the year ended November 30, 2007 is as follows:

	2007
	Shares	Weighted Average Price
Balance November 30, 2006	171,387	$3.76
Grants:
Fair market value options	40,000	7.46
DDSA	21,448	—
Exercises:
$1.00 Option	(10,782)	1.00
Fair market value options	(9,362)	5.21
Cancellations:
Fair market value options	(15,443)	7.69

Balance November 30, 2007	197,248

	Shares	Weighted Average Price	Remaining Contractual Term	Aggregate Intrinsic Value (000’s omitted)
Balance at November 30, 2007 consists of:
$1.00 Option	10,553	$1.00	1.1	$32

DDSA	86,985	—	—	—
Fair market value options	99,710	7.56	3.3	$—

	197,248	$3.87

At November 30, 2007, 170,521 shares were available for future director stock options and DDSAs (216,526 at November 30, 2006.)

For the three years ended November 30, 2007, the total intrinsic value for awards exercised, representing the difference between the underlying stock’s market price and the exercise price for options exercised or for restricted stock awards and the difference between the underlying stock market price and the value of the restricted stock award on the day the restricted stock award vested, was as follows (000’s omitted):

	Year Ended November 30,
	2007	2006	2005
Intrinsic value:
Stock options	$1,389	$954	$3,755
Restricted stock awards	—	—	—

	$1,389	$954	$3,755

Tax benefit realized from option or award exercise under all share based arrangements	$529	$363	$1,455

At November 30, 2007 2,507,458 shares were reserved for options and restricted stock awards outstanding, and 1,532,780 shares were available for future stock options and/or restricted stock awards (1,826,930 shares available at November 30, 2006).

NOTE 11—Share Repurchase Authorization

In October 2005, the Company’s Board of Directors authorized a share repurchase program to acquire up to two million of the Company’s common shares. Repurchases under this authorization commenced in April 2006 and were completed in October 2007 at an average cost of $6.47 per share. In October 2007, the Company’s Board authorized up to three million additional shares for repurchase from time to time based on prevailing market conditions and other factors. As of November 30, 2007, 710,232 shares have been repurchased pursuant to this second authorization at an average cost of $4.79 per share; 423,400 shares were repurchased subsequent to November 30, 2007 through February 4, 2008 and additional shares may be repurchased as conditions warrant. The current authorization expires on December 31, 2009.

NOTE 12—Other Comprehensive Income

The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income (loss) in each year was as follows (000’s omitted):

	Pre-Tax	Tax	After-Tax
Year ended November 30, 2007
Fair value of foreign exchange contracts	$(17)	$7	$(10)
Foreign currency translation adjustment	2,091	—	2,091

	$2,074	$7	$2,081

Year ended November 30, 2006
Minimum pension liability	$16,157	$(6,262)	$9,895
Fair value of foreign exchange contracts	(2)	1	(1)
Foreign currency translation adjustment	257	—	257

	$16,412	$(6,261)	$10,151

Year ended November 30, 2005
Minimum pension liability	$(10,494)	$4,024	$(6,470)
Fair value of foreign exchange contracts	(192)	70	(122)
Foreign currency translation adjustment	386	—	386

	$(10,300)	$4,094	$(6,206)

The change in Accumulated Other Comprehensive Income (Loss) was as follows, all amounts are net of tax (000’s omitted):

	Minimum Pension Liability	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Adjustment Pursuant to SFAS No. 158	Accumulated Other Comprehensive Income (Loss)
Balance Nov. 30, 2004	$(3,425)	$123	$1,780	$—	$(1,522)
Change in fiscal 2005	(6,470)	(122)	386	—	(6,206)

Balance Nov. 30, 2005	(9,895)	1	2,166	—	(7,728)
Change in fiscal 2006	9,895	(1)	257	—	10,151

Balance Nov. 30, 2006	—	—	2,423	—	2,423
Change in fiscal 2007	—	(10)	2,091	(27,265)	(25,184)

Balance Nov. 30, 2007	$—	$(10)	$4,514	$(27,265)	$(22,761)

NOTE 13—Operating Segment Information

The Company is engaged in the manufacturing and marketing of apparel and has two operating segments for purposes of allocating resources and assessing performance, which are based on products distributed. The Company’s customers comprise major department and specialty stores, value oriented retailers and direct mail companies. Products are sold over a wide range of price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels. The Company’s operations are comprised of the Men’s Apparel Group and Women’s Apparel Group. The Men’s Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties). The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to retailers and to individuals who purchase women’s apparel through its catalogs and e-commerce websites.

Information on the Company’s operations for the three years ended November 30, 2007 is summarized as follows (in millions):

2007	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$432.9	$129.5	$—	$562.4
Earnings (loss) before taxes	2.1	13.6	(22.4)	(6.7)
Total assets at year end	282.0	104.7	73.2	459.9
Depreciation and amortization	4.7	0.7	0.1	5.5
Capital additions	17.1	0.9	—	18.0

2006	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$479.7	$118.2	$—	$597.9
Earnings (loss) before taxes	23.4	12.2	(23.8)	11.8
Total assets at year end	286.9	98.6	87.6	473.1
Depreciation and amortization	5.5	0.8	—	6.3
Capital additions	3.1	0.4	0.1	3.6

2005	Men’s Apparel Group	Women’s Apparel Group	Adj.	Consol.
Sales	$511.1	$87.1	$—	$598.2
Earnings (loss) before taxes	51.3	8.9	(21.8)	38.4
Total assets at year end	312.4	87.0	95.2	494.6
Depreciation and amortization	4.5	0.6	—	5.1
Capital additions	12.8	0.9	0.1	13.8

Sales from the Men’s Apparel Group to the Women’s Apparel Group were $.3 million for the years ended November 30, 2007 and 2006 and $.1 million for the year ended November 30, 2005. These sales have been eliminated from Men’s Apparel Group sales. During all periods, there was no change in the basis of measurement of group earnings or loss.

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

Sales and long-lived assets by geographic region are as follows (in millions):

	Sales Years Ended November 30,			Long-Lived Assets November 30,
	2007	2006	2005	2007	2006
USA	$538.7	$574.6	$576.1	$147.9	$159.4
Canada	22.1	21.8	20.5	4.0	3.2
All Other	1.6	1.5	1.6	—	—

	$562.4	$597.9	$598.2	$151.9	$162.6

Sales by Canadian subsidiaries to customers in the United States are included in USA sales. Sales to customers in countries other than USA or Canada are included in All Other.

Long-lived assets includes the prepaid/intangible pension asset, net properties, goodwill, intangible assets and other assets.

Quarterly Financial Summary (Unaudited)

Unaudited quarterly financial data for the fiscal years ended November 30, 2007 and 2006 are as follows (000’s omitted, except per share data):

Year Ended November 30, 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$120,045	$155,935	$135,202	$151,234
Gross profit	40,123	55,884	46,708	35,591
Net earnings (loss)	(3,412)	5,379	542	(6,687)
Diluted earnings (loss) per share	(.09)	.15	.01	(.19)

Year Ended November 30, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$144,204	$152,566	$137,691	$163,429
Gross profit	48,295	49,644	47,545	47,788
Net earnings	2,585	3,880	490	331
Diluted earnings per share	.07	.10	.01	.01

The results of operations of Sweater.com, Zooey and Monarchy are included in the consolidated financial statements from the respective acquisition dates of August 29, 2006, December 11, 2006 and August 14, 2007, respectively.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2007 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of November 30, 2007 based on criteria in Internal Control—Integrated Framework issued by COSO.

Management has excluded certain elements of the internal control over financial reporting of Monarchy from its assessment of internal control over financial reporting as of November 30, 2007, because they were acquired by the Company in a purchase business combination during 2007. Subsequent to the acquisition, certain elements of Monarchy’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2007. The excluded elements represent controls over accounts that are less than 2% of consolidated total assets and consolidated net sales as of and for the year ended November 30, 2007.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended November 30, 2007 that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Item 9-B—Other Information

None.

PART III

Item 10—Directors, Executive Officers of the Registrant and Corporate Governance

Information contained in the Proxy Statement for the 2008 Annual Meeting under the caption “Information About Nominees For Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information on Executive Officers of the Registrant is included under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct and Ethics, including a “Code of Ethics for Chief Executive and Senior Financial Officers” which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and Ethics is available on the Company’s website at www.hartmarx.com, under the heading “Investor Relations”. In addition, the Company will provide a copy of the Code of Conduct and Ethics to any person without charge, upon request, addressed to the Corporate Secretary at Hartmarx Corporation, 101 North Wacker Drive, Chicago, IL 60606.

The Audit and Finance Committee of the Board of Directors (“Audit Committee”) consists of the following members of the Company’s Board of Directors: Michael B. Rohlfs, Chairman, Michael F. Anthony, Jeffrey A. Cole and James P. Dollive, each of whom is an “independent director” under the New York Stock Exchange listing standards applicable to audit committee members. The Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Rohlfs, Chairman of the Committee, and Mr. Dollive are each qualified as an audit committee financial expert. Mr. Rohlfs has served on the Audit Committee since 1996, and has served as Chairman of the Audit Committee since 2001. He is a certified public accountant, with many years of experience in the practice of public and private accounting. Mr. Dollive is the retired executive vice president and chief financial officer for Kraft Foods Inc. and was elected to serve on the Audit Committee in May 2003.

Item 11—Executive Compensation

Information contained in the Proxy Statement for the 2008 Annual Meeting under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report for the Year Ended November 30, 2007,” “Executive Officer Compensation” and “Compensation of Directors” is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information*

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,507,458	$6.23	1,703,301
Equity compensation plans not approved by security holders	—	—	—

Total	2,507,458	$6.23	1,703,301

*	As of November 30, 2007.

Information contained in the Proxy Statement for the 2008 Annual Meeting under the captions “Ownership of Equity Securities by Directors and Officers” and “Ownership of Common Stock” is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

Information contained in the Proxy Statement for the 2008 Annual Meeting under the captions “Director Independence” and “Related Party Transactions” is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

Information contained in the Proxy Statement for the 2008 Annual Meeting under the captions “PricewaterhouseCoopers LLP Fees and Services” and “Pre-Approval of Non-Audit Services” is incorporated herein by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Financial statements for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page 30 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedule

Financial Statement Schedule for Hartmarx Corporation listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a)(3) See the “Index to Exhibits” set forth below.

HARTMARX CORPORATION

Index to Exhibits

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 2-B	Purchase Agreement dated June 25, 2004 by and among EM Acquisition Corp., Hartmarx Corporation, Exclusively Misook, Inc., Misook Doolittle and Harry Doolittle (Exhibit 2.1 to the Current Report on Form 8-K filed July 23, 2004), (1).

* 2-C	Purchase Agreement dated October 31, 2005 by and among SB Acquisition Corp., Hartmarx Corporation, Simply Blue, Inc., Seymour J. Blue, LLC, Melvin T. Matsui, Barbara J. Matsui and Thomas Hermann (Exhibit 2.1 to the Current Report on Form 8-K filed November 2, 2005), (1).

* 2-D	Purchase Agreement dated August 29, 2006 by and among SC Acquisition Corp., Sweater.com, Inc., NYC Sweaters, Inc., Bruce Gifford and Daniel Jaffee (Exhibit 2.1 to the Current Report on Form 8-K filed September 5, 2006), (1).

* 2-E	Purchase Agreement dated as of August 14, 2007, by and among M Acquisition Corp., Hartmarx Corporation, Monarchy, LLC, Eric Kim and Hyung Tae Kim (Exhibit 2.1 to the Current Report on Form 8-K filed August 20, 2007), (1).

* 3-A	Restated Certificate of Incorporation (Exhibit 3-A to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-1	Certificate of Amendment for increase in authorized shares of Common Stock (Exhibit 3-A-2 to Form 10-K for the year ended November 30, 1993), (1).

* 3-A-2	Certificate of Amendment adding Article Fourteenth limiting director liability as provided under Delaware General Corporation Law §102(b)(7) (Exhibit 3-A-3 to Form 10-K for the year ended November 30, 1993), (1).

* 3-B	Amended and Restated by-laws of the Company (Exhibit 3-B-1 to the Current Report on Form 8-K filed on November 30, 2007), (1).

* 4-C-1	Loan and Security Agreement, dated as of August 30, 2002 (Exhibit 4-C-1 to Form 10-Q for the quarter ended August 31, 2002), (1).

* 4-C-2	Amendment No. 1 to Loan and Security Agreement, dated as of February 25, 2003. (Exhibit 4-C-2 to Form 10-K for the year ended November 30, 2002), (1).

* 4-C-3	Amendment No. 2 to Loan and Security Agreement dated as of July 22, 2004. (Exhibit 4-C-3 to Form 10-K for the year ended November 30, 2004), (1).

* 4-C-4	Amendment No. 3 to Loan and Security Agreement dated as of January 3, 2005. (Exhibit 4-C-3 to Form 8-K filed on January 5, 2005), (1).

* 4-C-5	Amendment No. 4 to Loan and Security Agreement dated as of October 31, 2005 (Exhibit 4-C-5 to Form 10-K for the year ended November 30, 2005), (1).

* 4-C-6	Amendment No. 5 to Loan and Security Agreement dated as of September 29, 2006 (Exhibit 4-C-6 to Form 10-K for the year ended November 30, 2006), (1).

* 4-C-7	Amendment No. 6 to Loan and Security Agreement dated as of May 26, 2007 (Exhibit 4-C-7 to Form 10-Q for the period ended May 31, 2007), (1).

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-A-1	Hartmarx Corporation 2006 Incentive Stock Plan (Exhibit A to definitive proxy statement for the 2006 Annual Meeting of Stockholders filed on February 24, 2006), (1). **

* 10-A-2	Hartmarx Corporation 2006 Stock Compensation Plan for Non-Employee Directors (Exhibit B to definitive proxy statement for the 2006 Annual Meeting of Stockholders filed on February 24, 2006), (1). **

* 10-A-3	Form of Employee Stock Option (Non-qualified) Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-1 to the Current Report on Form 8-K filed December 6, 2006), (1). **

* 10-A-4	Form of Incentive Stock Option Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-2 to the Current Report on Form 8-K filed December 6, 2006), (1). **

* 10-A-5	Form of Restricted Stock Award Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-5 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-A-6	Form of Restricted Stock Unit Grant Document Under the 2006 Incentive Stock Plan (Exhibit 10-A-6 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-A-7	Form of Director Stock Option (Non-Qualified) Grant Document Under the 2006 Stock Compensation Plan for Non-Employee Directors (Exhibit 10-A-7 to the Current Report on Form 8-K filed April 25, 2006), (1). **

* 10-B-1	Hartmarx Management Incentive Plan (Exhibit A to Proxy Statement of the Company relating to the 2004 Annual Meeting), (1). **

10-B-2	Amendment to Hartmarx Corporation Management Incentive Plan. **

* 10-C-1	Description of Hartmarx Long Term Incentive Plan (information included under the caption “Report of Compensation and Stock Option Committee—Executive Compensation Program—Long-Term Incentives” in the Proxy Statement of the Company relating to the 2006 Annual Meeting), (1). **

* 10-C-2	Description of Long-Term EBIT Bonus Plan 2006-2007-2008 Established Under the Management Incentive Plan (Exhibit 10-C-3 to Form 10-Q for the period ended February 28, 2006), (1). **

* 10-D-1	Form of Deferred Compensation Agreement, as amended, between the Company and Director Farley (Exhibit 10-D-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-D-2	Form of First Amendment to Director Deferred Compensation Agreement between the Company and Director Farley (Exhibit 10-D-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-D-3	Consulting Agreement dated April 15, 2004 between the Company and Elbert O. Hand (Exhibit 10-D-3 to Form 10-Q for the period ended May 31, 2004), (1). **

* 10-E-1	Form of Deferred Compensation Agreement, as amended, between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-E-2	Form of First Amendment to Executive Deferred Compensation Agreement between the Company and Messrs. Patel, Morgan and Proczko (Exhibit 10-E-2 to Form 10-K for the year ended November 30, 1994), (1). **

* 10-F-1	Employment Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-F-2 to Form 10-K for the year ended November 30, 2000), (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-F-2	Employment Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-F-3 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-F-3	Letter Amendment dated April 11, 2002 to Employment Agreement and Severance Agreement between the Company and Homi B. Patel (Exhibit 10-F-5 to Form 10-Q for the quarter ended May 31, 2002), (1). **

* 10-F-4	Letter Amendment dated August 8, 2002 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-5 to Form 10-Q for the quarter ended August 31, 2002), (1). **

* 10-F-5	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-5 to Form 10-K for the year ended November 30, 2004), (1). **

* 10-F-6	Employment Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-6 to Form 10-Q for the quarter ended August 31, 2002), (1). **

* 10-F-7	Letter Amendment dated December 17, 2004 to Employment Agreement between the Company and Taras R. Proczko (Exhibit 10-F-7 to Form 10-K for the year ended November 30, 2004), (1). **

* 10-F-8	Letter Amendment dated March 10, 2005 to Employment and Severance Agreement between the Company and Homi B. Patel (Exhibit 10-F-1 to Form 8-K dated March 14, 2005), (1). **

* 10-F-9	Letter Amendment dated June 30, 2005 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-8 to Form 10-Q for the period ended May 31, 2005), (1). **

* 10-F-10	Letter Amendment dated December 27, 2005 to Employment Agreement between the Company and Glenn R. Morgan (Exhibit 10-F-9 to Form 8-K filed on December 27, 2005), (1). **

*10-F-11	Letter Amendment dated December 27, 2005 to Employment Agreement between the Company and Taras R. Proczko (Exhibit 10-F-10 to Form 8-K filed on December 27, 2005), (1). **

* 10-F-12	Letter Amendment dated November 26, 2007, to the Employment and Severance Agreements between the Company and Homi P. Patel (Exhibit 10-G-1 to the Current Report on Form 8-K filed on November 30, 2007), (1). **

* 10-F-13	Letter Amendment dated November 26, 2007, to the Employment and Severance Agreements between the Company and Glenn R. Morgan (Exhibit 10-G-2 to the Current Report on Form 8-K filed on November 30, 2007), (1). **

* 10-F-14	Letter Amendment dated November 26, 2007, to the Employment and Severance Agreements between the Company and Taras R. Proczko (Exhibit 10-G-3 to the Current Report on Form 8-K filed on November 30, 2007), (1). **

* 10-G-1	Severance Agreement dated August 8, 2002 between the Company and Taras R. Proczko (Exhibit 10-F-7 to Form 10-Q for the quarter ended August 31, 2002), (1). **

* 10-G-2	Severance Agreement dated August 1, 1996 between the Company and Homi B. Patel, amended and restated effective November 27, 2000 (Exhibit 10-G-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-G-3	Severance Agreement dated August 1, 1996 between the Company and Glenn R. Morgan, amended and restated effective November 27, 2000 (Exhibit 10-G-3 to Form 10-K for the year ended November 30, 2000), (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K
* 10-G-4	Form of Severance Agreement between the Company and Executive Officers Raymond C. Giuriceo and Andrew A. Zahr (Exhibit 10-G-7 to Form 10-K for the year ended November 30, 2000), (1). **
* 10-G-5	Letter Amendment dated January 24, 2007, to Amended and Restated Severance Agreement between the Company and Homi B. Patel (Exhibit 10-G-1 to Form 8-K filed on January 29, 2007), (1). **

* 10-G-6	Letter Amendment dated January 24, 2007, to Amended and Restated Severance Agreement between the Company and Glenn R. Morgan (Exhibit 10-G-2 to Form 8-K filed on January 29, 2007), (1). **

* 10-G-7	Letter Amendment dated January 24, 2007, to Severance Agreement between the Company and Taras R. Proczko (Exhibit 10-G-3 to Form 8-K filed on January 29, 2007), (1). **

* 10-G-8	Letter Amendment dated January 24, 2007 to Amended and Restated Severance Agreement between the Company and Homi B. Patel (Exhibit 10-G-1 to the Current Report on Form 8-K filed on January 29, 2007), (1). **

* 10-G-9	Letter Amendment dated January 24, 2007 to Amended and Restated Severance Agreement between the Company and Glenn R. Morgan (Exhibit 10-G-2 to the Current Report on Form 8-K filed on January 29, 2007), (1). **

* 10-G-10	Letter Amendment dated January 24, 2007 to Amended and Restated Severance Agreement between the Company and Taras R. Proczko (Exhibit 10-G-3 to the Current Report on Form 8-K filed on January 29, 2007), (1). **

10-G-11	Letter Amendment dated November 26 between the Company and Raymond C. Giuriceo. **

* 10-H-1	Supplemental Benefit Compensation Agreement dated December 23, 1999 between the Company and Homi B. Patel (Exhibit 10-H-2 to Form 10-K for the year ended November 30, 1999), (1). **

* 10-H-2	First Amendment to Supplemental Benefit Compensation Agreement between the Company and Homi B. Patel, effective November 27, 2000 (Exhibit 10-H-4 to Form 10-K for the year ended November 30, 2000), (1).**

* 10-I	Form of Indemnity Agreement between the Company and Directors Anthony, Cole, Dollive, Farley, Hand, Jain, Patel, Rohlfs and Scott (Exhibit 10-G-1 to Form 10-K for the year ended November 30, 1993), (1). **

* 10-J-1	Deferred Compensation Plan effective January 1, 1996 (Exhibit 10-I to Form 10-K for the year ended November 30, 1995), (1). **

* 10-J-2	Deferred Compensation Plan effective January 1, 2001 (Exhibit 10-J-2 to Form 10-K for the year ended November 30, 2000), (1). **

* 10-J-3	Deferred Compensation Plan effective January 1, 2002 (Exhibit 10-J-3 to Form 10-K for the year ended November 30, 2001), (1). **

10-J-4	First Amendment effective November 26, 2007 to Deferred Compensation Plan effective January 1, 2002. **.

* 10-K-1	Retirement Income Security Plan effective January 1, 2006 (Exhibit 10-K-1 to Form 10-Q for the period ended August 31, 2006), (1). **

* 10-K-2	Retirement Income Security Plan Trust effective January 1, 2006 (Exhibit 10-K-2 to Form 10-Q for the period ended August 31, 2006), (1). **

Exhibit No. and Applicable Section of 601 of Regulation S-K
21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits incorporated herein by reference. (1) File No. 1-8501

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

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

Date: February 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ HOMI B. PATEL
Homi B. Patel
Chairman of the Board, President,
Chief Executive Officer, Director

	/s/ MICHAEL F. ANTHONY*		/s/ ELBERT O. HAND*
	Michael F. Anthony, Director		Elbert O. Hand, Director

	/s/ JEFFREY A. COLE*		/s/ DIPAK JAIN*
	Jeffrey A. Cole, Director		Dipak Jain, Director

	/s/ JAMES P. DOLLIVE*		/s/ MICHAEL B. ROHLFS*
	James P. Dollive, Director		Michael B. Rohlfs, Director

	/s/ RAYMOND F. FARLEY*		/s/ STUART L. SCOTT*
	Raymond F. Farley, Director		Stuart L. Scott, Director

	/s/ GLENN R. MORGAN		/s/ JAMES T. CONNERS
	Glenn R. Morgan		James T. Conners
	Executive Vice President,		Vice President and Controller
	Chief Financial Officer		Principal Accounting Officer

By:	/s/ GLENN R. MORGAN	By:	/s/ TARAS R. PROCZKO
	Glenn R. Morgan		Taras R. Proczko

* Pursuant to Power of Attorney

Date: February 8, 2008

HARTMARX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED NOVEMBER 30, 2007, 2006 and 2005

(000’s Omitted)

	Fiscal Year Ended November 30,
Allowance for Doubtful Accounts	2007	2006	2005
Balance at beginning of year	$4,792	$5,237	$6,735
Charged to costs and expenses	2,025	1,820	1,590
Deductions from reserves(1)	(1,630)	(2,366)	(3,104)
Reserve related to acquired businesses	25	101	16

Balance at end of year	$5,212	$4,792	$5,237

	Fiscal Year Ended November 30,
Sales Return Reserve	2007	2006	2005
Balance at beginning of year	$12,623	$8,455	$10,462
Charged to sales(2)	38,878	50,395	47,109
Deductions from reserves(2)	(41,997)	(46,240)	(49,164)
Reserve related to acquired businesses	202	13	48

Balance at end of year	$9,706	$12,623	$8,455

	Fiscal Year Ended November 30,
Inventory Markdowns and Allowances	2007	2006	2005
Balance at beginning of year	$13,318	$9,842	$7,703
Charged to costs and expenses	12,411	4,942	4,882
Deductions from reserves	(4,330)	(3,812)	(2,743)
Reserve related to acquired business	50	—	—
Other(3)	—	2,346	—

Balance at end of year	$21,449	$13,318	$9,842

(1)	Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.
(2)	Includes returns and exchanges related to women’s catalog operation.
(3)	Reclassification of certain inventory reserves previously netted against gross inventory accounts.

F-1