Form 10-Q
period 2008-02-29
HARTMARX CORP/DE
filed 2008-04-08
CIK 723371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2008

or

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
Yes  _/              No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer _____      Accelerated filer    /       Non-accelerated filer _____
Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes _____                      No    /

At March 31, 2008 there were 35,482,053 shares of the Company's common stock outstanding.

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the “Company” or “Hartmarx” means Hartmarx Corporation and its consolidated subsidiaries.  The following terms represent:

FASB	Financial Accounting Standards Board
SFAS	Statement of Financial Accounting Standards
FIN	FASB Interpretation Number
SEC	Securities and Exchange Commission
Zooey	Zooey Apparel, Inc.
Monarchy	Monarchy Group, Inc.
Sweater.com	Sweater.com Apparel, Inc.

The following terms represent the period noted:

Fiscal 2008 or 2008	Three months ended February 29, 2008
Fiscal 2007 or 2007	Three months ended February 28, 2007

HARTMARX CORPORATION

INDEX

		Page
		Number
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Statement of Earnings
	for the three months ended February 29, 2008
	and February 28, 2007.	4

	Unaudited Condensed Consolidated Balance Sheet
	as of February 29, 2008, November 30, 2007 and
	February 28, 2007.	5

	Unaudited Condensed Consolidated Statement of
	Cash Flows for the three months ended February 29, 2008
	and February 28, 2007.	7

	Notes to Unaudited Condensed Consolidated Financial Statements.	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

Signatures		27

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HARTMARX CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
(000's Omitted, except per share amounts)

	Three Months Ended
	February 29, 2008	February 28, 2007

Net sales	$119,062	$120,045
Licensing and other income	548	483
	119,610	120,528
Cost of goods sold	79,605	79,922
Selling, general and administrative expenses	43,620	43,879
	123,225	123,801
Operating loss	(3,615)	(3,273)
Interest expense	1,971	2,186
Loss before taxes	(5,586)	(5,459)
Tax benefit	2,039	2,047

Net loss	$(3,547)	$(3,412)

Loss per share:
Basic	$(.10)	$(.09)
Diluted	$(.10)	$(.09)

Dividends per common share	$-	$-
Average shares outstanding:
Basic	34,870	36,043
Diluted	34,870	36,043

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(000's Omitted)

	Feb. 29, 2008	Nov. 30, 2007	Feb. 28, 2007
CURRENT ASSETS
Cash and cash equivalents	$4,471	$4,430	$3,881
Accounts receivable, less allowance for doubtful accounts of $5,275, $5,212 and $4,954	94,173	93,465	101,428
Inventories	152,983	142,399	166,031
Prepaid expenses	8,438	7,664	9,005
Deferred income taxes	21,590	21,590	24,133
Total current assets	281,655	269,548	304,478

GOODWILL	37,790	36,977	29,985

INTANGIBLE ASSETS	62,467	63,127	55,990

DEFERRED INCOME TAXES	44,416	38,388	17,322

OTHER ASSETS	20,303	16,539	11,115

PREPAID / INTANGIBLE PENSION ASSET	-	-	38,176

PROPERTIES
Land	1,859	1,859	1,883
Buildings and building improvements	43,061	43,008	42,747
Furniture, fixtures and equipment	68,245	76,265	103,923
Leasehold improvements	26,118	26,016	28,273
	139,283	147,148	176,826
Accumulated depreciation and amortization	(104,161)	(111,875)	(143,372)
Net properties	35,122	35,273	33,454
TOTAL ASSETS	$481,753	$459,852	$490,520

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' EQUITY
(000's Omitted, except share data)

	Feb. 29, 2008	Nov. 30, 2007	Feb. 28, 2007
CURRENT LIABILITIES
Current portion of long-term debt	$5,866	$5,850	$25,050
Accounts payable and accrued expenses	69,388	76,951	71,310
Total current liabilities	75,254	82,801	96,360

NON-CURRENT LIABILITIES	21,960	19,237	18,987

LONG-TERM DEBT	144,204	114,895	109,275

ACCRUED PENSION LIABILITY	15,200	14,882	8,498

SHAREHOLDERS' EQUITY
Preferred shares, $1 par value; 2,500,000 authorized and unissued	-	-	-
Common shares, $2.50 par value; 75,000,000 shares authorized; 38,552,487 shares issued at February 29, 2008, 38,423,931 shares issued at November 30, 2007 and 37,818,165 shares issued at February 28, 2007.	96,381	96,060	94,545
Capital surplus	91,372	90,882	88,261
Retained earnings	77,512	80,238	81,004
Common shares in treasury, at cost 3,140,180 shares at February 29, 2008, 2,716,780 shares at November 30, 2007 and 1,259,648 shares at February 28, 2007	(17,649)	(16,382)	(8,489)
Accumulated other comprehensive income (loss)	(22,481)	(22,761)	2,079
Total shareholders' equity	225,135	228,037	257,400

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$481,753	$459,852	$490,520

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CASH FLOWS
(000's Omitted)
	Three Months Ended
Increase (Decrease) in Cash and Cash Equivalents	Feb. 29, 2008	Feb. 28, 2007
Cash Flows from operating activities:
Net loss	$(3,547)	$(3,412)
Reconciling items to adjust net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,411	1,286
Amortization of intangible assets and long lived assets	939	1,021
Stock compensation expense	438	698
Taxes and deferred taxes on earnings	(2,184)	(2,142)
Changes in assets and liabilities:
Accounts receivable, inventories, prepaid expenses and other assets	(11,729)	(10,019)
Accounts payable, accrued expenses and non-current liabilities	(6,830)	1,453
Net cash used in operating activities	(21,502)	(11,115)
Cash Flows from investing activities:
Capital expenditures	(4,514)	(1,064)
Payments made re: acquisitions	-	(7,672)
Net cash used in investing activities	(4,514)	(8,736)
Cash Flows from financing activities:
Borrowings under Credit Facility	29,527	21,161
Payment of other debt	(202)	(191)
Change in checks drawn in excess of bank balances	(2,115)	444
Proceeds from sale of shares to employee benefit plans and other equity transactions	373	401
Proceeds from exercise of stock options	-	16
Tax effect of option exercises	-	(2)
Purchase of treasury shares	(1,526)	(401)
Net cash provided by financing activities	26,057	21,428
Net increase in cash and cash equivalents	41	1,577
Cash and cash equivalents at beginning of period	4,430	2,304
Cash and cash equivalents at end of period	$4,471	$3,881

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Principles of Consolidation

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the applicable period presented.  Results of operations for any interim period are not necessarily indicative of results for any other periods or for the full year.   The November 30, 2007 condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 2007.

Note 2 – Per Share Information

The calculation of basic loss per share for each period is based on the weighted average number of common shares outstanding.  The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method.  The number of shares used in computing basic and diluted shares were as follows (000's omitted):
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007
Basic	34,870	36,043
Dilutive effect of:
Stock options and awards	-	-
Restricted stock awards	-	-
Diluted	34,870	36,043

For the three months ended February 29, 2008 and February 28, 2007, the following number of options and restricted stock awards were not included in the computation of diluted loss per share as the average price of the Company’s common stock was below the grant or award price for the respective period or where inclusion would otherwise be anti-dilutive (000's omitted):
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007
Anti-dilutive:
Stock options	2,225	2,292
Restricted stock awards	622	521

Note 3 – Stock Based Compensation

The Compensation and Stock Option Committee of the Board of Directors approved the grant of 327,500 stock options with a grant date effective December 3, 2007.  The weighted average fair value of options granted in 2008 was calculated to be $1.63 per share using the following assumptions: risk-free interest rate - 3.1%, expected life (in years) - 3.7, expected volatility - 52% and expected dividend yield - 0%.  The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant.  The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense for the respective period consisted of (000's omitted):
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007
Employee stock options	$156	$366
Restricted stock awards	241	287
Discount on shares sold to Company sponsored defined contribution plan	41	45
	$438	$698

Note 4 – Financing

Long-term debt comprised the following (000's omitted):
	Feb. 29, 2008	Nov. 30, 2007	Feb. 28, 2007
Borrowings under Credit Facility	$121,630	$92,099	$100,830
Industrial development bonds	15,500	15,500	17,250
Mortgages and other debt	12,940	13,146	16,245
Total debt	150,070	120,745	134,325
Less - current	5,866	5,850	25,050
Long-term debt	$144,204	$114,895	$109,275

Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010, which it has now exercised.  The Credit Facility provides for a $50 million letter of credit sub-facility.  Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate on Credit Facility borrowings at February 29, 2008 was approximately

4.9%, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.  The increase in Credit Facility borrowings at the end of the first fiscal quarter compared to the previous year end amount reflects, among other things, regular seasonal increases in working capital requirements.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending February 29, 2008, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At February 29, 2008, the Company had approximately $16 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  During the trailing twelve months ended February 29, 2008, borrowing availability ranged from $17 million to $92 million. At February 29, 2008, additional borrowing availability under the Credit Facility was approximately $20 million.  The $5.9 million of principal reductions at February 29, 2008, reflected as current, consists of $.9 million of required payments with the remainder representing the Company’s estimate of additional debt reduction over the twelve-month period subsequent to February 29, 2008.

Note 5 – Pension Plans

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three months ended February 29, 2008 and February 28, 2007 were as follows (000's omitted):
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007
Service cost	$1,168	$1,393
Interest cost	3,862	3,840
Expected return on plan assets	(5,499)	(5,440)
Recognized net actuarial loss	3	40
Net amortization	912	872
Net periodic pension expense	$446	$705

As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months ended February 29, 2008 and February 28, 2007 have been calculated based upon the Company’s estimate of pension expense for the respective period.

For the three months ended February 29, 2008, the Company has not made any contributions to its principal pension plan.  Based on the current interest rate environment and expected plan asset values, the Company anticipates that aggregate contributions to all its plans will be in the range of $3 million to $4 million during fiscal 2008.

Note 6 – Inventories

Inventories at each date consisted of (000's omitted):

	Feb. 29, 2008	Nov. 30, 2007	Feb. 28, 2007
Raw materials	$37,333	$39,022	$43,074
Work-in-process	5,892	6,238	5,643
Finished goods	109,758	97,139	117,314
	$152,983	$142,399	$166,031

Inventories are stated at the lower of cost or market.  At February 29, 2008, November 30, 2007 and February 28, 2007, approximately 41%, 43% and 43%, respectively, of the Company's total inventories are valued using the last-in, first-out method representing certain tailored clothing work-in-process and finished goods in the Men’s Apparel Group.  The first-in, first-out method is used for substantially all raw materials and the remaining inventories.

Note 7 – Acquisitions

The Company completed two acquisitions during fiscal 2007 (none to date in fiscal 2008).  On August 14, 2007, the Company acquired certain assets and operations of Monarchy, LLC, a designer and marketer of premium casual sportswear to leading specialty stores nationwide principally under the Monarchy and Manchester Escapes brands.  The purchase price for Monarchy as of the acquisition date was $12 million plus assumption of certain liabilities.  Additional cash purchase consideration is due if Monarchy achieves certain specified financial performance targets over a seven-year period commencing December 1, 2007.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $3.0 million), additional annual consideration of $.75 million would be paid over the seven-year period commencing December 1, 2007.  The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.

Effective December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand, marketed principally to upscale women’s specialty stores.  The purchase price for Zooey as of the acquisition date was $3.0 million.  Additional cash purchase consideration is due if Zooey achieves certain specified financial performance targets over a five-year period commencing December 1, 2006.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $1.0 million), additional annual consideration of $.15 million would be paid over the five-year period commencing December 1, 2006.  The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.  No contingent consideration was earned during the annual period ending on November 30, 2007.

These acquisitions are being accounted for under the purchase method of accounting.  Accordingly, the results of Monarchy and Zooey are included in the consolidated financial statements from the respective acquisition dates.  Monarchy results of operations and assets are included in the Men’s Apparel Group segment, while Zooey results of operations and assets are included in the Women’s Apparel Group segment.  The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values.  Any contingent consideration payable subsequent to the acquisition date relating to these acquisitions will increase goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

	Monarchy	Zooey
Cash consideration	$12,000	$3,000
Direct acquisition costs	125	75
Total purchase price	$12,125	$3,075
Allocation of purchase price:
Accounts receivable	$2,371	$18
Inventories	2,749	604
Other current assets	456	58
Intangible assets	9,460	1,255
Goodwill	1,920	1,414
Property, plant and equipment	202	24
Current liabilities	(5,033)	(298)
Total purchase price	$12,125	$3,075

The components of the Intangible Assets listed in the above table as of the acquisition date were determined by the Company, with the assistance of an independent third party appraisal with respect to Monarchy, and were as follows (000's omitted):

	Monarchy		Zooey
	Amount	Life	Amount	Life
Tradename	$8,130	Indefinite	$625	Indefinite
Customer relationships	1,080	10 years	600	10 years
Covenant not to compete	250	5 years	30	10 years
	$9,460		$1,255

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

Impairment tests, which involve the use of estimates related to the fair market values of all reporting units with which intangibles and goodwill are associated, are performed annually during the second fiscal quarter or at other periods if impairment indicators arise.  Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the consolidated statement of earnings.

Note 8 – Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales.  The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs.  The warehousing, picking and packing of finished products totaled $5.0 million for the first quarter of 2008 and $5.7 million for the first quarter of 2007 and are included as a component of Selling, General and Administrative Expenses.

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

Information on the Company's operations and total assets for the three months ended and as of February 29, 2008 and February 28, 2007 is summarized as follows (in millions):

	Men's Apparel Group	Women's Apparel Group	Adj.	Consol.
2008
Net sales	$92.8	$26.3	$-	$119.1
Earnings (loss) before taxes	(1.5)	1.5	(5.6)	(5.6)
Total assets	289.9	111.3	80.6	481.8

2007
Net sales	$90.1	$29.9	$-	$120.0
Earnings (loss) before taxes	(2.4)	3.9	(7.0)	(5.5)
Total assets	288.7	107.2	94.6	490.5

During the three months ended February 29, 2008, there were no sales from the Men’s Apparel Group to the Women’s Apparel Group compared to $.1 million in the prior year’s first quarter.  During each period, there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):

	Feb. 29, 2008	Nov. 30, 2007	Feb. 28, 2007
Men’s Apparel Group:
Intangible assets	$9.3	$9.3	$-
Goodwill	$26.4	$26.4	$24.2
Women’s Apparel Group:
Intangible assets	$53.2	$53.8	$56.0
Goodwill	$11.4	$10.6	$5.8

Sales and long-lived assets by geographic region are as follows (in millions):
	Sales
	Three Months Ended		Long-Lived Assets
	Feb. 29,	Feb. 28,	Feb. 29,	Nov. 30,	Feb. 28,
	2008	2007	2008	2007	2007
USA	$113.1	$114.6	$151.6	$147.9	$165.5
Canada	5.3	5.1	4.1	4.0	3.1
All Other	.7	.3	-	-	.1
	$119.1	$120.0	$155.7	$151.9	$168.7

Sales by Canadian subsidiaries to customers in the United States are included in USA sales.  Sales to customers in countries other than the USA or Canada are included in All Other.

Long-lived assets includes the prepaid/intangible pension asset, net properties, goodwill, intangible assets and other assets.

Note 10 – Income Taxes

The Company adopted the provision of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48), on December 1, 2007, the first day of its 2008 fiscal year.  FIN 48 prescribes that a company should utilize a more-likely-than-not recognition threshold based on the technical merits of the tax position taken on a particular matter.  Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax provision or benefit recognized in the financial statements.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, transition and disclosure.

As of December 1, 2007, the Company had $3.3 million of unrecognized tax benefits, including $1.9  million which would affect the effective tax rate, if recognized.  As a result of the implementation of FIN 48, the Company increased non-current liabilities for tax reserves by $2.2 million, increased non-current deferred income taxes by $3.0 million and increased retained earnings by $.8 million.

The Company has previously accrued $.4 million of interest and penalties related to the $3.3 million of unrecognized tax benefits mentioned above.  Interest is computed on the difference between the tax position recognized under FIN 48 and the amount previously taken or expected to be taken in the Company’s tax returns.  As in prior years, interest and penalties, if applicable, are recorded within the tax benefit caption in the accompanying Unaudited Consolidated Statement of Earnings.  If the Company were to prevail on all unrecognized tax benefits recorded, the full amount of interest and penalties would reduce the effective tax rate otherwise calculated.

The Company is subject to taxation in the US and various state, local and foreign jurisdictions.  A federal examination is in process applicable to the fiscal 2005 year. NOL carryforwards remain subject to adjustment for interim periods since their inception.  The Company generally remains subject to examination for state and local taxes applicable to fiscal years subsequent to 2003.  The Company does not expect any significant changes to the unrecognized tax benefit within the next twelve months that would have a material effect on the Company’s results of operations or financial position.  The unrecognized tax benefit did not change materially in the first quarter of 2008.

Note 11 – Other Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period, except transactions with stockholders, was as follows (000's omitted):

	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007
Net loss	$(3,547)	$(3,412)
Other comprehensive income (loss):
Change in fair value of foreign exchange contracts	10	(2)
Currency translation adjustment	270	(342)
Comprehensive loss	$(3,267)	$(3,756)

The pre-tax amounts, the related income tax (provision) benefit and after-tax amounts allocated to each component of the change in other comprehensive income (loss) was as follows (000's omitted):

Three months ended February 29, 2008	Pre-tax	Tax	After-Tax
Fair value of foreign exchange contracts	$17	$(7)	$10
Foreign currency translation adjustment	270	-	270
	$287	$(7)	$280
Three months ended February 28, 2007
Fair value of foreign exchange contracts	$(3)	$1	$(2)
Foreign currency translation adjustment	(342)	-	(342)
	$(345)	$1	$(344)

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):

	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Adjust- ment Pursuant to SFAS No. 158	Accumu-lated Other Compre-hensive Income (Loss)
Fiscal 2008
Balance November 30, 2007	$(10)	$4,514	$(27,265)	$(22,761)
Change in fiscal 2008	10	270	-	280
Balance February 29, 2008	$-	$4,784	$(27,265)	$(22,481)
Fiscal 2007
Balance November 30, 2006	$-	$2,423	$-	$2,423
Change in fiscal 2007	(2)	(342)	-	(344)
Balance February 28, 2007	$(2)	$2,081	$-	$2,079

Note 12 – Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  FIN 48 is effective for the Company’s 2008 fiscal year.  As described in Note 10, the Company adopted FIN 48 on December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements.  In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope.  Effective December 1, 2007, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position No. 157-2.  The major categories of assets and liabilities that are recognized or disclosed at fair value for which, in accordance with FASB Staff position No. 157-2, the entity has not applied the provisions of SFAS No 157 include Goodwill and Intangible Assets.  The adoption of SFAS No. 157 had no effect on the Company’s financial condition, results of operations or cash flows.  The Company is currently evaluating the impact, if any, regarding the delayed application of SFAS No. 157 on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS No. 158).  The Company adopted SFAS No. 158 effective as of November 30, 2007.  This statement requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs.  SFAS No. 158 also requires certain additional disclosures in the notes to financial statements.  The adoption of SFAS No. 158 as of November 30, 2007 resulted in a decrease of total assets by $20.5 million, an increase of total liabilities by $6.8 million and a reduction to total Shareholders’ Equity by $27.3 million.  The adoption of SFAS No. 158 does not affect the Company’s results of operations or cash flows.   SFAS No. 158 had no effect on the Company’s compliance with its debt covenants.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115."  SFAS No. 159 gives entities the option to measure eligible items at fair value at specified dates.  Unrealized gains and loss on the eligible items for which the fair value option has been elected should be reported in earnings.  SFAS No. 159 is effective for the Company’s 2008 fiscal year beginning December 1, 2007.  Adoption of SFAS No. 159 had no effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," and SFAS No. 160, "Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51."  SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  Early adoption is prohibited for both standards.  The provisions of SFAS No. 141(R) and SFAS No. 160, effective for the Company’s 2010 fiscal year beginning December 1, 2009, are to be applied prospectively.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business.  Its operations are comprised of the Men’s Apparel Group and Women’s Apparel Group.  The Men’s Apparel Group designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties).  Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels.  The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers through its catalogs and e-commerce websites.  For the three months ended February 29, 2008 and February 28, 2007, consolidated revenues were $119.1 million and $120.0 million, respectively.  The Men’s Apparel Group segment represented 78% of consolidated revenues in the 2008 period compared to 75% in 2007.  The Women’s Apparel Group segment represented 22% of consolidated sales in the 2008 period compared to 25% in 2007.  Direct-to-consumer marketing, although currently representing only a small percentage of consolidated revenues, is increasing, as a result of additional Hickey Freeman retail stores and enhanced internet-based marketing for certain womenswear and higher end men’s sportswear products.  For the fiscal year ended November 30, sales of non-tailored product categories (men’s sportswear, golfwear, pants and womenswear) represented 51% of total sales in 2007 compared to 48% in 2006.  First quarter sales of non-tailored product categories were 51% of total sales in 2008 compared to 53% in 2007.  Sales of non-tailored product categories are expected to increase for the full year of 2008 compared to 2007 as a percentage of total sales, principally from the full year impact of the August 2007 acquisition of Monarchy and from reduced moderate priced tailored clothing revenues as a result of the actions described below.

Principal Operational Challenges

The Company’s principal operational challenges have been the following:

»
The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products (suits and sport coats) for a number of years, especially for tailored suits, the Company’s core product offering.

»
The need to diversify the Company’s product offerings in non-tailored product categories in light of the reduced demand for tailored clothing, largely affecting the moderate priced category, i.e., at retail price points below $300.

»
The consolidation and ownership changes of national and regional retailers, an important distribution channel for the Company, along with certain large retailers’ narrowing of the number of lines carried in their stores, increasing their emphasis on direct sourcing of product offerings and exerting increased demands for pricing allowances and product returns.

»
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

The 2006 full year decline in consolidated earnings compared to 2005, as well as the 2007 full year decline compared to 2006, was principally attributable to the moderate priced tailored clothing and pant product categories included in the Men’s Apparel Group segment results.  Over this 2006-2007 two-year period, moderate priced tailored clothing and pant revenues declined by approximately $77 million and profitability has been adversely impacted by, among other things, wholesale pricing and allowance pressures from certain large retailers who have been reducing the number of different lines carried by them and increasing their direct sourcing of apparel products, including tailored clothing.  The Company accelerated its actions to reduce its overall investment relating to this product category over the past two years, including the closing of three manufacturing facilities in calendar 2006.  The Company also elected not to renew two tailored clothing licenses which generated fiscal 2006 revenues of over $19 million.

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

These worsening conditions, coupled with actions impacting several of the Company’s licensing relationships, resulted in more aggressive management actions during the latter part of 2007 including the decision to eliminate several additional lines of moderate priced tailored clothing which, among other things, resulted in significant losses relating to inventory dispositions and required markdowns, and additional staff reductions in the procurement, selling and administrative areas affected by the moderate tailored product lines.

This market environment contributed to the following conditions which the Company is continuing to address during fiscal 2008 and which have adversely impacted 2008 first quarter operating results:

»	The liquidation of certain inventories relating to brands the Company has discontinued.
»
The significant reduction in demand for moderate priced clothing in-stock replenishment programs in general, which has resulted in the decision to discontinue or significantly curtail several replenishment programs at these moderate price points.

»	Excess quantities related to brands which will be discontinued upon expiration of licensing agreements to be concluded by the end of calendar 2008.
»
Uncertain outlook for several brands currently marketed by the Company where the licensor has established exclusive marketing relationships with certain retailers.  These licensor initiated actions have in certain cases diminished the brand’s overall appeal to other retailers, adversely impacting the demand for the moderate tailored product category marketed by the Company.

Impact of Acquisitions

Regarding product diversification, the Company has continued to expand its non-tailored clothing product offerings principally from acquisitions in its Women’s Apparel Group segment over the past several years and most recently with its August 2007 acquisition of Monarchy, which provided further diversification of its men’s non-tailored product categories.  During the three months ended February 29, 2008, the Monarchy acquisition contributed approximately $3.6 million in revenues and incurred a loss per diluted share of $.01 reflecting product development, infrastructure investments and required purchase accounting adjustments.  This acquisition is expected to be profitable for the full year in 2008, and contribute to the Company’s strategic growth and provide further diversification of non-tailored product categories.  As described in Note 7, goodwill and intangible assets associated with all acquisitions are subject to periodic review for impairment.

Liquidity and Capital Resources

November 30, 2007 to February 29, 2008

For the three months ended February 29, 2008, net cash used in operating activities was $21.5 million compared to a net use of cash of $11.1 million for the three months ended February 28, 2007.  The $10.4 million higher use of cash reflected in operating activities during the current period compared to the prior period was primarily attributable to the timing of payments for accounts payable and accrued expenses during the respective periods.  Cash used in investing activities was $4.5 million in 2008 compared to $8.7 million in 2007.  The current year reflected higher capital expenditures related to the upgrading of certain of the Company’s computer software systems and additional retail stores; the prior year reflected the Zooey acquisition and contingent earnout payments related to acquisitions consummated in prior years.  Net cash from financing activities was $26.1 million in the current period compared to $21.4 million in the year earlier period.  The seasonal increase in Credit Facility borrowings was the principal component in each period, increasing $29.5 million in 2008 compared to $21.2 million in 2007.

Total debt, including current maturities, increased $29.3 million to $150.1 million, principally reflecting  regular seasonal increases in working capital requirements but also from capital additions and additional share repurchases.  Total debt represented 40% of total capitalization at February 29, 2008 compared to 35% at November 30, 2007.  The higher debt capitalization ratio at February 29, 2008 was principally attributable to the increase in total debt at February 29, 2008 compared to November 30, 2007.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

Effective August 30, 2002, the Company entered into its current $200 million senior revolving credit facility (“Credit Facility”).  The Credit Facility was amended effective January 1, 2005, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010, which it has now exercised.  The Credit Facility provides for a $50 million letter of credit sub-facility.  Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability.  The weighted average interest rate on Credit Facility borrowings as of February 29, 2008 was 4.9%, based on LIBOR and prime rate loans.  The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued.  Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.  At February 29, 2008, the weighted average interest rate on all borrowings, including mortgages and industrial development bonds, was approximately 5.6% compared to 7.4% at February 28, 2007.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending February 29, 2008, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.  Adoption of SFAS No. 158 as described in the Notes to Unaudited Condensed Consolidated Financial Statements had no effect with respect to compliance with debt covenants.

There are several factors which are discussed in Item 1-A Risk Factors of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007, which could affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At February 29, 2008, the Company had approximately $16 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit.  Availability levels decline towards the end of the first and third quarters and increase during the second and fourth quarters.  For the trailing twelve months, additional availability levels have ranged from $17 million to $92 million.  Additional borrowing availability under the Credit Facility was approximately $20 million at February 29, 2008.  The Company has also entered into surety bond arrangements aggregating approximately $12 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At February 29, 2008, there were an aggregate of $1.3 million of outstanding foreign exchange contracts attributable to the sale of approximately $1.3 million Canadian dollars related to anticipated US dollar collections by the Company’s Canadian operation in the next three months.  The Company has no commitments or guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

The Company’s various borrowing arrangements are either fixed rate or variable rate borrowing arrangements. None of the arrangements have rating agency “triggers” which would impact either the borrowing rate or borrowing commitment.

Off-Balance Sheet Arrangements. The Company has not entered into off-balance sheet financing arrangements, other than operating leases, and has made no financial commitments or guarantees with any unconsolidated subsidiaries or special purpose entities. All of the Company’s subsidiaries are wholly owned and included in the accompanying consolidated financial statements. There have been no related party transactions nor any other transactions which have not been conducted on an arm’s-length basis.

The Company believes its liquidity and expected cash flows are sufficient to finance its operations after due consideration of its various borrowing arrangements, other contractual obligations and earnings prospects.

February 28, 2007 to February 29, 2008

Net accounts receivable of $94.2 million decreased $7.3 million, principally attributable to a reduction in days sales in receivables from product mix changes.  The current period included $1.6 million of net receivables related to the Monarchy product lines, acquired in August 2007.  The allowance for doubtful accounts increased $.3 million to $5.3 million.  Inventories of $153.0 million decreased $13.0 million or 8% (the decline was $18.8 million or 11.3% excluding $5.8 million attributable to the August 2007 acquisition of the Monarchy product lines).  The inventory decline was principally attributable to the actions taken to reduce inventory levels in the moderate tailored clothing product category.

The increase in intangible assets to $62.5 million from $56.0 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Monarchy transaction, less amortization of intangibles assets with finite lives related to acquisitions consummated in prior years.  Net properties of $35.1 million increased $1.7 million, as capital additions, principally attributable to additional Hickey Freeman retail stores, exceeded depreciation expense. The increase in the Other Assets balance sheet caption to $20.3 million from $11.1 million principally reflected costs incurred related to the previously described major IT systems upgrade.   Total debt of $150.1 million increased $15.7 million compared to the year earlier level and reflected incremental payments during the past twelve months of $13.8 million related to acquisitions and $9.3 million of treasury share purchases.  Total debt represented 40% of total capitalization at February 29, 2008 compared to 34% at February 28, 2007.  The higher debt capitalization ratio at February 29, 2008 reflected the increase in total debt compared to the year earlier period principally resulting from acquisitions and share repurchases.  Also, equity reflected a $27.3 million non-cash reduction resulting from the adoption of SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans", effective November 30, 2007, which had a 2.6% unfavorable impact on the capitalization ratio.

Results of Operations

First Quarter 2008 Compared to First Quarter 2007

First quarter consolidated sales were $119.1 million compared to $120.0 million in 2007.  Apparel retailers in general, including several of the Company’s major customers, reported disappointing holiday and early spring 2008 comparable store sales and current consumer sentiments about the economy have been negative.  Men’s Apparel Group revenues increased to $92.8 million compared to $90.1 million in the year earlier period, primarily attributable to $3.6 million of the Monarchy product lines acquired in August 2007.   Women's Apparel Group revenues decreased $3.6 million to $26.3 million, reflecting the unfavorable current retail conditions and consumer spending levels even at the higher price points, adversely affecting most of the women’s brands.  Women’s Apparel Group sales represented 22% of consolidated revenues in the current period compared to 25% in last year’s first quarter.

In general, Men’s Apparel Group wholesale selling prices for comparable products were approximately even in 2008 compared to 2007; however, segment comparability of unit and average prices was impacted by the mix of tailored clothing revenues, which affected comparability of both unit sales and average wholesale prices.   Tailored clothing average wholesale selling prices for comparable items were essentially even with 2007, with the decline in units weighted to lower priced products.  Suit unit sales decreased approximately 16%, while sport coat units increased approximately 40%, reflecting a decline in certain moderate priced suit lines and a shift to more sales of coat and pant "separates".  Unit sales of sportswear products increased approximately 18%, attributable principally to the Monarchy product lines, and average wholesale selling prices were approximately the same as 2007.  Unit sales of women’s apparel decreased approximately 3%; average selling prices decreased approximately 6% reflecting changes in product mix.

The first quarter consolidated gross margin percentage to sales was 33.1% this year compared to 33.4% in the first quarter of fiscal 2007.  Men’s Apparel Group tailored clothing gross margins were adversely impacted this year from the effect of surplus inventory liquidations as well as from the unfavorable impact of licensing minimums related to brands which will not be marketed upon their license expiration at the end of the 2008 calendar year.  These adverse factors are expected to gradually abate over the balance of fiscal 2008 and a higher consolidated gross margin percentage for the full year 2008 compared to 2007 is anticipated.  First quarter Women’s Apparel Group gross margins declined in dollars on the lower sales; also, the gross margin rate experienced a small decline reflecting product mix changes.  Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.0 million in 2008 and $5.7 million in 2007 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses.  Consolidated selling, general and administrative expenses were $43.6 million in 2008 compared to $43.9 million in 2007; the ratio to sales was 36.6% in both 2008 and 2007.  The $.3 million decrease reflected, among other things, expense reductions in the moderate tailored clothing product lines, offset in part by incremental expenses of $1.5 million related to the recently acquired Monarchy product lines.

Operating earnings aggregated to a loss of $3.6 million in 2008 compared to a loss of $3.3 million in 2007 and represented 3.0% of consolidated sales in 2008 compared to 2.7% of sales in 2007.  The Men’s Apparel Group operating loss of $1.5 million declined from a loss of $2.4 million incurred in 2007; the improvement was principally attributable to the reduced level of the moderate tailored clothing product lines.  Women’s Apparel Group operating earnings declined to $1.5 million in 2008 compared to $3.9 million in 2007, principally due to its lower sales.

Interest expense was $2.0 million in 2008 compared to $2.2 million in 2007, attributable to lower rates as average borrowing levels increased.  The consolidated pre-tax loss was $5.6 million in 2008 compared to pre-tax loss of $5.5 million in 2007.  After reflecting the applicable tax rate, the consolidated net loss was $3.5 million in 2008 compared to $3.4 million in 2007.  The diluted loss per share was $.10 in 2008 compared to $.09 in 2007 on 1.2 million fewer average shares outstanding in 2008 compared to 2007.

As had been anticipated, first quarter operating results were comparable to the prior year’s first quarter and are reflective of the very difficult retail climate and current negative consumer sentiments.  Accordingly, the Company continues to be cautious about the near term retail environment and the residual effect of the actions taken in 2007 to more aggressively reduce those unprofitable licensed moderate tailored lines that have been or will be terminated by the end of 2008.  Nonetheless, the Company expects that the benefits from the specific actions taken to reduce its moderate tailored clothing product lines are expected to result in a return to profitability for the full year 2008.  Pursuant to the October 2007 authorization to repurchase up to three million shares of the Company’s common stock, approximately 1.1 million shares have been repurchased, including 423,400 shares acquired to date in fiscal 2008.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The statements could be significantly impacted by such factors as the level of consumer spending for men’s and women’s apparel, the prevailing retail environment, the Company’s relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company’s business and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control.  The reader is also directed to the Company’s 2007 Annual Report on Form 10-K for additional factors that may impact the Company’s results of operations and financial condition.  Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3  -- Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received.  At February 29, 2008, there were an aggregate of $1.3 million of outstanding foreign exchange contracts attributable to the sale of approximately $1.3 million Canadian dollars related to anticipated US dollar collections by the Company’s Canadian operation in the next three months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.2 million based on borrowings under the Credit Facility at February 29, 2008.  In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

(B)           Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II -- OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of equity securities by the issuer and affiliated purchasers.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
December 1, 2007 to December 31, 2007	151,700	$3.72	151,700	2,138,068
January 1, 2008 to January 31, 2008	271,700	$2.58	271,700	1,866,368
February 1, 2008 to February 29, 2008	-		-	1,866,368
Total	423,400		423,400

On October 18, 2007, the Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s $2.50 par value common stock from time to time in the open market, through privately negotiated transactions, block transactions or otherwise.  The authorization expires on December 31, 2009.

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

HARTMARX CORPORATION

April 8, 2008	By	/s/ GLENN R. MORGAN
Glenn R. Morgan
Executive Vice President,
Chief Financial Officer and Treasurer

(Principal Financial Officer)

April 8, 2008	By	/s/ JAMES T. CONNERS
James T. Conners
Vice President and Controller

(Principal Accounting Officer)