Form 10-Q
period 2008-05-31
HARTMARX CORP/DE
filed 2008-07-09
CIK 723371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

■	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2008

or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    ✓               No _______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer _______	Accelerated filer _ _✓___	Non-accelerated filer _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes _______	No _ _✓___

At June 30, 2008 there were 35,815,477 shares of the Company's common stock outstanding.

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the “Company” or “Hartmarx” means Hartmarx Corporation and its consolidated subsidiaries.  The following terms represent:

FASB	Financial Accounting Standards Board
SFAS	Statement of Financial Accounting Standards
FIN	FASB Interpretation Number
SEC	Securities and Exchange Commission
Zooey	Zooey Apparel, Inc.
Monarchy	Monarchy Group, Inc.
Sweater.com	Sweater.com Apparel, Inc.

The following terms represent the period noted:

Fiscal 2008 or 2008	The respective three months or six months ended May 31, 2008

Fiscal 2007 or 2007	The respective three months or six months ended May 31, 2007

HARTMARX CORPORATION

INDEX

Page
 Number
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Statement of Earnings
	for the three months and six months ended May 31, 2008
	and May 31, 2007.	4

	Unaudited Condensed Consolidated Balance Sheet
	as of May 31, 2008, November 30, 2007 and May 31, 2007.	5

	Unaudited Condensed Consolidated Statement of Cash Flows
	for the six months ended May 31, 2008 and May 31, 2007.	7

	Notes to Unaudited Condensed Consolidated Financial Statements.	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Part II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	27

Signatures		28

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HARTMARX CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
(000's Omitted, except per share amounts)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Net sales	$131,461	$155,935	$250,523	$275,980
Licensing and other income	477	526	1,025	1,009
	131,938	156,461	251,548	276,989
Cost of goods sold	88,117	100,051	167,722	179,973
Selling, general and administrative expenses	45,582	45,212	89,202	89,091
	133,699	145,263	256,924	269,064
Operating earnings (loss)	(1,761)	11,198	(5,376)	7,925
Interest expense	2,015	2,591	3,986	4,777
Earnings (loss) before taxes	(3,776)	8,607	(9,362)	3,148
Tax provision (benefit)	(2,309)	3,228	(4,348)	1,181
Net earnings (loss)	$(1,467)	$5,379	$(5,014)	$1,967

Earnings (loss) per share:
Basic	$(.04)	$.15	$(.14)	$.05
Diluted	$(.04)	$.15	$(.14)	$.05

Dividends per common share	$-	$-	$-	$-

Average shares outstanding:
Basic	34,892	36,070	34,881	36,057
Diluted	34,892	36,625	34,881	36,635

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(000's Omitted)

	May 31,	Nov. 30,	May 31,
	2008	2007	2007

CURRENT ASSETS
Cash and cash equivalents	$3,581	$4,430	$2,165
Accounts receivable, less allowance for
doubtful accounts of $5,356, $5,212 and $4,948	81,883	93,465	96,919
Inventories	149,891	142,399	153,221
Prepaid expenses	10,243	7,664	11,014
Deferred income taxes	21,590	21,590	22,815
Total current assets	267,188	269,548	286,134

GOODWILL	38,287	36,977	31,995

INTANGIBLE ASSETS	61,794	63,127	55,249

DEFERRED INCOME TAXES	46,938	38,388	15,812

OTHER ASSETS	24,592	16,539	12,277

PREPAID / INTANGIBLE PENSION ASSETS	-	-	38,000

PROPERTIES
Land	1,859	1,859	1,878
Buildings and building improvemens	43,062	43,008	42,776
Furniture, fixtures and equipment	69,098	76,265	104,709
Leasehold improvements	26,430	26,016	27,368
	140,449	147,148	176,731
Accumulated depreciation and amortization	(105,436)	(111,875)	(143,836)
Net properties	35,013	35,273	32,895

TOTAL ASSETS	$473,812	$459,852	$472,362

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' EQUITY
(000's Omitted, except share data)

	May 31,	Nov. 30,	May 31,
	2008	2007	2007

CURRENT LIABILITIES
Current portion of long-term debt	$5,884	$5,850	$25,060
Accounts payable and accrued expenses	66,226	76,951	68,473
Total current liabilities	72,110	82,801	93,533

NON-CURRENT LIABILITIES	21,373	19,237	18,054

LONG-TERM DEBT	141,286	114,895	87,883

ACCRUED PENSION LIABILITY	14,504	14,882	8,426

SHAREHOLDERS' EQUITY
Preferred shares, $1 par value;	-	-	-
2,500,000 authorized and unissued
Common shares, $2.50 par value;
75,000,000 shares authorized
38,901,016 shares issued at May 31, 2008,
38,423,931 shares issued at November 30, 2007 and
38,235,648 shares issued at May 31, 2007	97,253	96,060	95,589
Capital surplus	91,534	90,882	89,265
Retained earnings	76,045	80,238	86,383
Common shares in treasury, at cost;
3,140,180 shares at May 31, 2008,
2,716,780 shares at November 30, 2007 and
1,507,580 shares at May 31, 2007	(17,649)	(16,382)	(10,232)
Accumulated other comprehensive income (loss)	(22,644)	(22,761)	3,461

Total shareholders' equity	224,539	228,037	264,466

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$473,812	$459,852	$472,362

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CASH FLOWS
(000's Omitted)

	Six Months Ended
	May 31,
	2008	2007
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
Net earnings (loss)	$(5,014)	$1,967
Reconciling items to adjust net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	2,819	2,624
Amortization of intangible assets and long lived assets	1,862	2,001
Stock compensation expense	1,044	1,394
Taxes and deferred taxes on earnings	(4,708)	679
Changes in assets and liabilities:
Accounts receivable, inventories, prepaid expenses and other assets	1,796	9,203
Accounts payable, accrued expenses and non-current liabilities	(7,201)	(1,235)
Net cash provided by (used in) operating activities	(9,402)	16,633

Cash Flows from investing activities:
Payments made re: acquisitions	(6,270)	(9,359)
Capital expenditures	(9,368)	(5,388)
Net cash used in investing activities	(15,638)	(14,747)

Cash Flows from financing activities:
Borrowings (payments) under Credit Facility	26,843	(22)
Payment of other debt	(418)	(390)
Change in checks drawn in excess of bank balances	(1,509)	(1,542)
Proceeds from sale of shares to employee benefit plans and other equity transactions	775	790
Proceeds from exercise of stock options	24	700
Tax effect of option exercises	2	277
Purchase of treasury shares	(1,526)	(1,838)
Net cash provided by (used in) financing activities	24,191	(2,025)
Net increase (decrease) in cash and cash equivalents	(849)	(139)
Cash and cash equivalents at beginning of period	4,430	2,304
Cash and cash equivalents at end of period	$3,581	$2,165
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

Note 2 – Per Share Information

The calculation of basic earnings per share for each period is based on the weighted average number of common shares outstanding.  The calculation of diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method.  The number of shares used in computing basic and diluted shares was as follows (000's omitted):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Basic	34,892	36,070	34,881	36,057
Dilutive effect of:
Stock option and awards	-	433	-	458
Restricted stock awards	-	122	-	120
Diluted	34,892	36,625	34,881	36,635

For the three months and six months ended May 31, 2008 and May 31, 2007, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company’s common stock was below the grant or award price for the respective period (000's omitted):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Anti-dilutive:
Stock options	2,513	921	2,513	907
Restricted stock	798	345	798	350

Note 3 – Stock Based Compensation

The Compensation and Stock Option Committee of the Board of Directors approved a grant of 327,500 stock options effective December 3, 2007 with a weighted average grant date fair value of $1.63 per share.   On April 15, 2008, 179,000 restricted stock awards and 238,000 employee stock options were approved with a weighted average grant date fair value per share of $1.27.   The following assumptions were used to calculate fair value of the options granted: risk-free interest rate - 3.1%, expected life (in years) - 3.7, expected volatility - 52% and expected dividend yield - 0%.  The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company=s common stock over the most recent period equal to the expected life of the grant.  The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.   Pursuant to the terms of the 2006 Stock Compensation Plan for Non-Employee Directors, each non-employee director was awarded 5,000 fair market value stock options (40,000 options in total), effective April 16, 2008.  The weighted average fair value of these options was calculated to be $1.19 per share using assumptions similar to those used for employee stock options.  In addition, each non-employee director was credited with 7,068 Deferred Director Stock Awards (“DDSA”).  The total expense related to these DDSA’s was $.16 million.  Compensation expense for the 2008 restricted stock awards is recognized on a straight-line basis over the five year vesting period or on an accelerated basis if the share price exceeds the vesting threshold price of $8.00 for thirty consecutive days.  Compensation expense for stock options is recognized over a one to three year period.

Stock compensation expense for the respective period consisted of (000's omitted):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Stock options	$331	$437	$487	$803
Restricted stock awards	230	216	471	503
Discount on shares sold to Company
sponsored defined contribution plan	45	43	86	88
	$606	$696	$1,044	$1,394

Note 4 – Financing

Long-term debt comprised the following (000's omitted):

	May 31,	November 30,	May 31,
	2008	2007	2007
Borrowings under Credit Facility	$118,942	$92,099	$79,647
Industrial development bonds	15,500	15,500	17,250
Mortgages and other debt	12,728	13,146	16,046
Total debt	147,170	120,745	112,943
Less - current	5,884	5,850	25,060
Long-term debt	$141,286	$114,895	$87,883

Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010, which it has now exercised.  The Credit Facility provides for a $50 million letter of credit sub-facility.  Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 4.3% at May 31, 2008, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending May 31, 2008, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At May 31, 2008, the Company had approximately $18 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  During the trailing twelve months ended May 31, 2008, borrowing availability ranged from $9 million to $85 million. At May 31, 2008, additional borrowing availability under the Credit Facility was approximately $36 million.  The $5.9 million of principal reductions at May 31, 2008, reflected as current, consists of $.9 million of required payments with the remainder representing the Company’s estimate of additional debt reduction over the twelve-month period subsequent to May 31, 2008.

Note 5 – Pension Plans

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three months and six months ended May 31, 2008 and 2007 were as follows (000's omitted):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Service cost	$1,168	$1,101	$2,336	$2,494
Interest cost	3,862	3,714	7,724	7,554
Expected return on plan assets	(5,499)	(5,467)	(10,998)	(10,907)
Recognized net actuarial gain	3	(42)	7	(2)
Net amortization	912	869	1,824	1,741
Net periodic pension expense	$446	$175	$893	$880

As the Company had not completed its actuarial valuation as of the respective interim dates, the above amounts for the three months and six months ended May 31, 2008 and 2007 have been calculated based upon the Company’s estimate of pension expense for the respective period.

During the six months ended May 31, 2008, the Company contributed $1 million to its principal pension plan.  Based on the current interest rate environment and plan asset values, the Company anticipates that aggregate contributions to all its plans will be in the range of $3 million to $4 million during fiscal 2008.

Note 6 – Inventories

Inventories at each date consisted of (000's omitted):

	May 31,	November 30,	May 31,
	2008	2007	2007

Raw materials	$37,484	$39,022	$43,275
Work-in-process	5,755	6,238	5,637
Finished goods	106,652	97,139	104,309
	$149,891	$142,399	$153,221

Inventories are stated at the lower of cost or market.  At May 31, 2008, November 30, 2007 and May 31, 2007, approximately 42%, 43% and 43%, respectively, of the Company's total inventories are valued using the last-in, first-out method representing certain tailored clothing work-in-process and finished goods in the Men’s Apparel Group.  The first-in, first-out method is used for substantially all raw materials and the remaining inventories.

Note 7 – Acquisitions

The Company completed two acquisitions during fiscal 2007.  On August 14, 2007, the Company acquired certain assets and operations of Monarchy, LLC, a designer and marketer of premium casual sportswear to leading specialty stores nationwide principally under the Monarchy and Manchester Escapes brands.  The purchase price for Monarchy as of the acquisition date was $12 million plus assumption of certain liabilities.  Additional cash purchase consideration is due if Monarchy achieves certain specified financial performance targets over a seven-year period commencing December 1, 2007.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $3.0 million), additional annual consideration of $.75 million would be paid over the seven-year period commencing December 1, 2007.  The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.  There has been no contingent consideration accrued as of May 31, 2008.

Effective December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand, marketed principally to upscale women’s specialty stores.  The purchase price for Zooey as of the acquisition date was $3.0 million.  Additional cash purchase consideration is due if Zooey achieves certain specified financial performance targets over a five-year period commencing December 1, 2006.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $1.0 million), additional annual consideration of $.15 million would be paid over the five-year period commencing December 1, 2006.  The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.  No contingent consideration was earned during the annual period ending on November 30, 2007 nor accrued as of May 31, 2008.

These acquisitions are being accounted for under the purchase method of accounting.  Accordingly, the results of Monarchy and Zooey are included in the consolidated financial statements from the respective acquisition dates.  Monarchy results of operations and assets are included in the Men's Apparel Group segment, while Zooey results of operations and assets are included in the Women's Apparel Group segment.  The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values.  Any contingent consideration payable subsequent to the acquisition date relating to these acquisitions will increase goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000's omitted):

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

Impairment tests, which involve the use of estimates related to the fair market values of all reporting units with which intangibles and goodwill are associated, are performed annually during the second fiscal quarter or at other periods if impairment indicators arise.  There was no impairment adjustment related to goodwill or intangible assets following the current period review.  Impairment losses, if any, resulting from impairment tests would be reflected in operating income in the consolidated statement of earnings.

Note 8 – Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales.  The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs.  The warehousing, picking and packing of finished products totaled $5.2 million in the second quarter of 2008 and $5.6 million for the second quarter of 2007; for the six months, the total was $10.2 million in 2008 and $11.3 million in 2007.  Such amounts are included as a component of Selling, General and Administrative Expenses.

Note 9 – Operating Segments

The Company is engaged in the manufacturing and marketing of apparel and has two operating segments for purposes of allocating resources and assessing performance, which are based on products distributed.  The Company's customers comprise major department and specialty stores, value oriented retailers and direct mail companies.  Products are sold over a range of price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels.  The Company’s operations are comprised of the Men’s Apparel Group and Women’s Apparel Group.  The Men's Apparel Group designs, manufactures and markets tailored clothing, slacks, sportswear and dress furnishings.  The Women's Apparel Group designs and markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to both retailers and to individuals who purchase women's apparel through its catalogs and e-commerce websites.

Information on the Company's operations and total assets for the three months and six months ended and as of May 31, 2008 and May 31, 2007 is summarized as follows (in millions):

	Men's Apparel Group	Women's Apparel Group	Adj.	Consol.
Three Months Ended May 31,
2008
Sales	$101.9	$29.6	$-	$131.5
Earnings (loss) before taxes	0.2	1.5	(5.5)	(3.8)

2007
Sales	$122.6	$33.3	$-	$155.9
Earnings (loss) before taxes	10.7	4.0	(6.1)	8.6

Six Months Ended May 31,
2008
Sales	$194.7	$55.8	$-	$250.5
Earnings (loss) before taxes	(1.3)	3.0	(11.1)	(9.4)
Total assets	288.4	105.7	79.7	473.8

2007
Sales	$212.8	$63.2	$-	$276.0
Earnings (loss) before taxes	8.3	7.9	(13.1)	3.1
Total assets	281.1	104.8	86.5	472.4

During the three months and six months ended May 31, 2008, there were no sales from the Men’s Apparel Group to the Women’s Apparel Group compared to $.1 million in the prior year.  These sales have been eliminated from Men’s Apparel Group sales.  During each period, there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):

	May 31,	November 30,	May 31,
	2008	2007	2007
Men's Apparel Group:
Intangible Assets	$9.2	$9.3	$-
Goodwill	$26.3	$26.3	$24.3

Women's Apparel Group:
Intangible Assets	$52.6	$53.8	$55.2
Goodwill	$12.0	$10.6	$7.7

Sales and long-lived assets by geographic region are as follows (in millions):

	Sales				Long-Lived Assets
	Three Months Ended		Six Months Ended
	May 31,		May 31,		May 31,	November 30,	May 31,
	2008	2007	2008	2007	2008	2007	2007
USA	$125.2	$149.5	$238.3	$264.1	$155.6	$147.9	$166.9
Canada	5.8	5.9	11.0	11.0	4.1	4.0	3.5
All other	0.5	0.5	1.2	0.9	-	-	-
	$131.5	$155.9	$250.5	$276.0	$159.7	$151.9	$170.4

Sales by Canadian subsidiaries to customers in the United States are included in USA sales.  Sales to customers in countries other than the USA or Canada are included in All Other.

Long-lived assets include the prepaid/intangible pension asset, net properties, goodwill, intangible assets and other assets.

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

The Company is subject to taxation in the US and various state, local and foreign jurisdictions.  The federal audit of fiscal year 2005 was completed during the Company’s second fiscal quarter ended May 31, 2008.  The Company realized a $1.0 million tax benefit as a result of the audit settlement, which was reflected in the determination of the Company’s second quarter and year-to-date effective tax benefit rate.  NOL carryforwards remain subject to adjustment for interim periods since their inception.  The Company generally remains subject to examination for state and local taxes applicable to fiscal years subsequent to 2003.  The Company does not expect any significant changes to the unrecognized tax benefit within the next twelve months that would have a material effect on the Company’s results of operations or financial position.

Note 11 – Other Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period, except transactions with stockholders, was as follows (000's omitted):

	Six Months Ended May 31,
	2008	2007
Net earnings (loss)	$(5,014)	$1,967
Other comprehensive income:
Change in fair value of foreign exchange contracts	15	9
Currency translation adjustment	102	1,029
Comprehensive earnings (loss)	$(4,897)	$3,005

The pre-tax amounts, the related income tax provision and after-tax amounts allocated to each component of the change in other comprehensive income were as follows (000's omitted):

	Pre-Tax	Tax	After-Tax
Six months ended May 31, 2008
Fair value of foreign exchange contracts	$24	$(9)	$15
Foreign currency translation adjustment	102	-	102
	$126	$(9)	$117

Six months ended May 31, 2007
Fair value of foreign exchange contracts	$15	$(6)	$9
Foreign currency translation adjustment	1,029	-	1,029
	$1,044	$(6)	$1,038

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):

	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Adjustment Pursuant to SFAS No. 158 (see Note 12)	Accumulated Other Comprehensive Income (Loss)
Fiscal 2008
Balance November 30, 2007	$(10)	$4,514	$(27,265)	$(22,761)
Change in fiscal 2008	15	102	-	117
Balance May 31, 2008	$5	$4,616	$(27,265)	$(22,644)

Fiscal 2007
Balance November 30, 2006	$-	$2,423	$-	$2,423
Change in fiscal 2007	9	1,029	-	1,038
Balance May 31, 2007	$9	$3,452	$-	$3,461

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51.”  SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a components of equity.  Early adoption is prohibited for both standards.  The provisions of SFAS No. 141(R) and SFAS No. 160, effective for the Company's 2010 fiscal year beginning December 1, 2009, are to be applied prospectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business.  Its operations are comprised of the Men's Apparel Group and Women's Apparel Group.  The Men's Apparel Group designs, manufactures and markets men's tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties).  Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels.  The Women's Apparel Group designs and markets women's career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers through its catalogs and e-commerce websites.  For the six months ended May 31, 2008 and May 31, 2007, consolidated revenues were $250.5 million and $276.0 million, respectively.  The Men's Apparel Group segment represented 78% of consolidated revenues in the 2008 period compared to 77% in 2007.  The Women's Apparel Group segment represented 22% of consolidated sales in the 2008 period compared to 23% in 2007.  Direct-to-consumer marketing, although currently representing only a small percentage of consolidated revenues, is increasing, as a result of additional Hickey Freeman retail stores and enhanced internet-based marketing for certain womenswear and higher end men’s sportswear products.  For the fiscal year ended November 30, sales of non-tailored product categories (men's sportswear, golfwear, pants and womenswear) represented 51% of total sales in 2007 compared to 48% in 2006.  First half sales of non-tailored product categories were 51% of total sales in 2008 compared to 51% in 2007.

The Company’s principal operational challenges have been to address the following:

<
The trend to casual dressing in the workplace has been a major contributor to the overall market decline for tailored clothing products (suits and sportcoats) over the past decade, especially for tailored suits, the Company’s core product offering.

<
The need to diversify the Company’s product offerings in non-tailored product categories in light of the reduced demand for tailored clothing, largely affecting the moderate priced category, e.g., at retail price points below $300.

<
The consolidation and ownerships' changes of national and regional retailers, an important distribution channel for the Company, along with certain large retailer's narrowing of the number of lines carried in their stores, increasing their emphasis on direct sourcing of product offerings and exerting increased demands for pricing allowances and product returns.

<
Declining demand for certain licensed tailored products marketed at moderate price points resulting from the factors noted above, but also from branding and/or retail channel distribution decisions made by certain licensors with regard to product categories controlled by the licensors.

<
The very difficult current retail environment and related slowdown in consumer spending has adversely impacted the demand for discretionary purchases, including apparel products marketed by the Company.

Regarding the tailored clothing product offerings included in the Men’s Apparel Group segment, moderate priced tailored clothing and pant revenues declined by approximately $77 million over the 2006-2007 two year period.  The market conditions which have adversely impacted the moderate tailored clothing product lines  included:  (1) increased pressures by retailers for price reductions as a condition of advance order placement, (2) additional requests for end of season pricing allowances and returns, (3) a narrowing of the number of brands offered for sale and reduction in purchasing volume of moderate priced apparel by the largest retailers in the mainstream/popular channel, and (4) increased private label direct sourcing by retailers which reduced the demand for moderate priced brands marketed by the Company.  Although the Company's men's and women's product lines marketed at the higher price points to upscale specialty store retailers experienced higher sales and margins in 2007 compared to 2006, the 2007 losses from the moderate priced tailored clothing lines more than offset the favorable impact from the higher price point product lines.

These worsening conditions, coupled with actions impacting several of the Company's licensing relationships, resulted in more aggressive management actions during the latter part of 2007 including the decision to eliminate several additional lines of moderate priced tailored clothing which, among other things, resulted in significant losses relating to inventory dispositions and required markdowns, and additional staff reductions in the procurement, selling and administrative areas affected by the moderate tailored product lines.

This market environment contributed to the following conditions which the Company is continuing to address during fiscal 2008 and which have adversely impacted 2008 year-to-date operating results:

<	The liquidation of certain inventories relating to brands the Company has discontinued.
<
The significant reduction in demand for moderate priced clothing in-stock replenishment programs in general, which has resulted in the decision to discontinue or significantly curtail several replenishment programs at these moderate price points.

<	Excess quantities related to brands which will be discontinued upon expiration of licensing agreements to be concluded by the end of calendar 2008.
<
Uncertain outlook for several brands currently marketed by the Company where the licensor has established exclusive marketing relationships with certain retailers.  These licensor initiated actions have in certain cases diminished the brand's overall appeal to other retailers, adversely impacting the demand for the moderate tailored product category marketed by the Company.

<	The slowdown in consumer spending and the related conservative buying plans of many of the Company’s retail customers for the fall season.

Liquidity and Capital Resources

November 30, 2007 to May 31, 2008

For the six months ended May 31, 2008, net cash used in operating activities was $9.4 million compared to $16.6 million net cash provided by operating activities for the six months ended May 31, 2007.  The $26.0 million lower cash generated from operating activities was primarily attributable to the unfavorable change in year-to-date earnings, the change in current assets as well as the timing of payments for accounts payable and accrued expenses during the respective periods.  Cash used in investing activities was $15.6 million in 2008 compared to $14.7 million in 2007.   The current year reflected higher capital expenditures related to the upgrading of certain of the Company's computer software systems and additional retail stores as well as contingent earnout payments related to acquisitions consummated in prior years; the prior year reflected approximately $3 million for the Zooey acquisition along with contingent earnout payments related to acquisitions consummated in prior years.   Net cash provided by financing activities was $24.2 million in the current period compared to a $2 million use in the year earlier period.  The increase in Credit Facility borrowings was the principal component in the current period, increasing $26.8 million in the six month period of 2008, utilized to fund the changes in operating and investing activities described above.

Since November 30, 2007, net accounts receivable decreased $11.6 million or 12% to $81.9 million, principally attributable to the lower sales and seasonal collections.  Inventories of $149.9 million increased $7.5 million or 5%, reflecting the seasonal production or receipt of goods in advance of anticipated shipments during the second half.  Total debt, including current maturities, increased $34.2 million to $147.2 million, principally reflecting additional share repurchases, capital expenditures and the cash used in operating activities.  Total debt represented 40% of total capitalization at May 31, 2008 compared to 35% at November 30, 2007.  The higher debt capitalization ratio at May 31, 2008 was principally attributable to the increase in total debt at May 31, 2008 compared to November 30, 2007.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

Effective August 30, 2002, the Company entered into its current $200 million senior revolving credit facility (“Credit Facility”).  The Credit Facility was amended effective January 1, 2005, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010, which it has now exercised.  The Credit Facility provides for a $50 million letter of credit sub-facility.  Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability.  The weighted average interest rate on Credit Facility borrowings as of May 31, 2008 was 4.3%, based on LIBOR and prime rate loans.  The facility provides for an unused commitment fee of ..375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued.  Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.  At May 31, 2008, the weighted average interest rate on all borrowings, including mortgages and industrial development bonds, was approximately 5.1% compared to 7.5% at May 31, 2007.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending May 31, 2008, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.  Adoption of SFAS No. 158 as described in the Notes to Unaudited Condensed Consolidated Financial Statements had no effect with respect to compliance with debt covenants.

There are several factors which are discussed in Item 1-A Risk Factors of the Company’s Annual Report on Form 10-K, which could affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At May 31, 2008, the Company had approximately $18 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the level of eligible receivables and inventory and outstanding letters of credit.  Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters.  For the trailing twelve months, additional availability levels have ranged from $9 million to $85 million.  At May 31, 2008, additional borrowing availability under the Credit Facility was approximately $36 million.  The Company has also entered into surety bond arrangements aggregating approximately $11.7 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At May 31, 2008, there were an aggregate of $.7 million of outstanding foreign exchange contracts attributable to the sale of approximately $.7 million Canadian dollars related to anticipated US dollar collections by the Company's Canadian operation in the next two months.  The Company has no commitments or guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

May 31, 2007 to May 31, 2008

Net accounts receivable of $81.9 million decreased $15.0 million, principally attributable to the lower second quarter sales.  The current period included $2.3 million of net receivables related to the Monarchy product lines, acquired in August 2007.  The allowance for doubtful accounts increased $.4 million to $5.4 million.  Inventories of $149.9 million decreased $3.3 million or 2% (the decline was $9.2 million or 6% excluding $5.9 million attributable to Monarchy).  The inventory decline reflected the actions taken to reduce inventory levels in the moderate tailored clothing product lines, offset in part by increases in other product categories.

The increase in intangible assets to $61.8 million from $55.2 million in the year earlier period was attributable to the fair value of intangible assets acquired in the Monarchy transaction, less amortization of intangibles assets with finite lives related to acquisitions consummated in prior years.  Net properties of $35.0 million increased $2.1 million, as capital additions, principally attributable to additional Hickey Freeman retail stores, exceeded depreciation expense. The increase in the Other Assets balance sheet caption to $24.6 million from $12.2 million principally reflected costs incurred related to the previously described major IT systems upgrade.   Total debt of $147.2 million increased $34.2 million compared to the year earlier level and reflected $47.6 million of incremental payments during the past twelve months of $18.4 million related to acquisitions, $8.0 million related to treasury share purchases and $21.3 million related to capital expenditures which includes the systems upgrade capitalized costs.  Total debt represented 40% of total capitalization at May 31, 2008 compared to 30% at May 31, 2007.  The higher debt capitalization ratio at May 31, 2008 reflected the increase in total debt compared to the year earlier period;  also, equity reflected a $27.3 million non-cash reduction resulting from the adoption of SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Retirement Plans”, effective November 30, 2007, which had a 3% unfavorable impact on the capitalization ratio.

Results of Operations

Second Quarter 2008 Compared to Second Quarter 2007

Second quarter consolidated sales were $131.5 million compared to $155.9 million in 2007.  The overall economic and retail environment continued to be very challenging as consumer sentiments about the economy have been negative for a number of months.  Men's Apparel Group revenues decreased to $101.9 million compared to $122.6 million in the year earlier period, principally due to reductions in the moderate tailored brands, although most of the other brands also experienced decreases.   Women’s Apparel Group revenues decreased $3.7 million to $29.5 million, reflecting the unfavorable current retail conditions and consumer spending levels even at the higher price points, adversely affecting most of the women's brands.  Women's

Apparel Group sales represented approximately 22% of consolidated revenues in the current period compared to 21% in last year’s second quarter.

In general, Men's Apparel Group wholesale selling prices for comparable products were approximately even in 2008 compared to 2007; however, segment comparability of unit and average prices was impacted by product mix changes, including the disposition of surplus inventories, which affected comparability of both unit sales and average wholesale prices.   Tailored clothing average wholesale selling prices for comparable items were essentially even with 2007, with the decline in units weighted to lower priced products.  Suit unit sales decreased approximately 29%, while sport coat units decreased approximately 3%, reflecting a decline in certain moderate priced suit lines and a shift to more sales of coat and pant “separates”.  Unit sales of sportswear products, which reflected the inclusion of the Monarchy product lines in the current period, decreased approximately 5%; average wholesale selling prices increased approximately 6%.   Unit sales of women's apparel decreased approximately 10%; average selling prices were approximately the same as 2007.

The second quarter consolidated gross margin percentage to sales was 33.0% this year compared to 35.8% in the second quarter of fiscal 2007.  Men's Apparel Group gross margins were adversely impacted this year from the effect of surplus inventory liquidations, the unfavorable impact of licensing minimums related to brands which will not be marketed upon their license expiration at the end of the 2008 calendar year, and the lower level overall of full price unit sales.  Second quarter Women's Apparel Group gross margins declined in dollars on the lower sales; also, the gross margin rate experienced a small decline reflecting product mix changes and surplus inventory dispositions.  Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.2 million in 2008 and $5.6 million in 2007 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses.  Consolidated selling, general and administrative expenses were $45.6 million in 2008 compared to $45.2 million in 2007; the ratio to sales was 34.7% in 2008 and 29.0% in 2007.   The $.4 million increase reflected, among other things, incremental expenses of $2.2 million related to the acquired Monarchy product lines and $1 million of non-recurring severance charges, substantially offset by other expense reductions.

Operating earnings aggregated to a loss of $1.8 million in 2008 compared to income of $11.2 million in 2007.  The Men's Apparel Group operating earnings of $.2 million declined from $10.7 million in 2007; the decline was principally attributable to the unit sales decline and a lower gross margin rate resulting principally from the disposition of surplus inventories.  Women's Apparel Group operating earnings declined to $1.5 million in 2008 compared to $4.0 million in 2007, principally due to its lower sales.

Interest expense was $2.0 million in 2008 compared to $2.6 million in 2007, attributable to lower rates as average borrowing levels were higher.  The consolidated pre-tax loss was $3.8 million in 2008 compared to pre-tax earnings of $8.6 million in 2007.  After reflecting the applicable effective income tax rate, the consolidated net loss was $1.5 million in 2008 compared to net earnings of $5.4 million in 2007.  The current period effective tax benefit rate reflected an income tax settlement which had an approximate $1 million favorable impact to the recorded tax benefit.  The diluted loss per share was $.04 in 2008 compared to earnings per diluted share of $.15 in 2007 on 1.2 million fewer average shares outstanding in 2008 compared to 2007.  Pursuant to the October 2007 authorization to repurchase up to three million shares of the Company's common stock, approximately 1.1 million shares have been repurchased, including 423,400 shares acquired to date in fiscal 2008.  There were no treasury share purchases during the second quarter of 2008.

Six Months 2008 Compared to Six Months 2007

First half consolidated sales were $250.5 million compared to $276.0 million in 2007.  Men’s Apparel Group revenues were $194.7 million in the current year compared to $212.8 million in the year earlier period.   The first half revenue comparison reflected the reduced sales of the moderate priced tailored clothing, although most of the other brands also experienced declines.  Women's Apparel Group revenues of $55.8 million decreased $7.4 million reflecting the unfavorable current retail conditions and consumer spending levels even at higher price points adversely affecting most of the Women’s brands.    Women’s Apparel Group revenues represented approximately 22% of consolidated sales in 2008 and 23% in 2007.

In general, Men’s Apparel Group wholesale selling prices for comparable products were approximately even in 2008 compared to 2007; however, Men’s Apparel Group product mix changes impacted comparability of both unit sales and average wholesale selling prices.  Tailored clothing average wholesale selling prices decreased 4% from 2007, reflecting increased unit sales of sportcoats at lower price points, offset by decreased unit sales of suits at higher price points.  Suit unit sales decreased approximately 24%, while sportcoat units increased approximately 15%.  Unit sales of sportswear products increased approximately 2% and average wholesale selling prices were approximately 3% higher than 2007, reflecting the impact of the Monarchy branded products and fewer moderate priced sportswear units.  Unit sales of women’s apparel decreased approximately 7%; average selling prices decreased approximately 3% reflecting product mix changes.

The consolidated gross margin percentage to sales declined to 33.1% in the current year compared to 34.8% in the prior year’s first half, reflecting the liquidation of surplus inventories, the lower level of full price unit sales and, to a lesser extent, the lower percentage of Women’s sales.    Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $10.2 million in 2008 and $11.3 million in 2007 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses.  Consolidated selling, general and administrative expenses were $89.2 million in 2008 compared to $89.1 million in 2007, representing 35.6% of sales in 2008 and 32.3% in 2007.  The increase relative to sales was attributable to incremental expenses of $3.7 million related to the Monarchy product lines and $1 million of non-recurring severance charges, substantially offset by other expense reductions across the Company.

The operating loss was $5.4 million in 2008 compared to operating earnings of $7.9 million in 2007.  Men’s Apparel Group incurred an operating loss of $1.3 million in 2008 compared to operating earnings of $8.3 million in 2007, with the unfavorable change attributable principally to its $18.0 million sales decline and lower gross margin rate.  Women’s Apparel Group operating earnings declined to $3.0 million in 2008 compared to $7.9 million in 2007, attributable principally to its lower sales.

Interest expense declined to $4.0 million in 2008 compared to $4.8 million in 2007 with the decrease attributable to lower rates, as average borrowings were higher, attributable to acquisitions, share repurchases and the trailing year operating loss.  The consolidated pre-tax loss was $9.4 million in 2008 compared to pre-tax earnings of $3.1 million in 2007.  After reflecting the applicable effective income tax rate, the consolidated net loss was $5.0 million in 2008 compared to net earnings of $2.0 million in 2007.  The diluted loss per share was $.14 in 2008 compared to diluted earnings per share of $.05 per share in 2007.  As noted above, the 2008 year-to-date effective tax benefit rate of 46.4% compared to the prior year effective tax rate of 37.5% reflected the favorable income tax settlement concluded in the second quarter of fiscal 2008.

In summary, fiscal 2008 year-to-date operating results have been adversely impacted by lower consumer confidence sentiments, retailers’ overall concerns about near-term consumer spending for discretionary products such as apparel, and the residual effect on the Company’s sales and earnings from reducing its moderate priced tailored clothing product offerings.  In this difficult environment, the Company is focused on controlling expenses, reducing inventories and maximizing cash flows.  These near-term actions being taken, along with a disciplined execution of the Company’s longer-term strategies, are expected to have a positive impact on profitability when the economy improves.

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

Item 3  – Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of May 31, 2008, the Company had entered into foreign exchange contracts, aggregating approximately $.7 million attributable to the sale of approximately .7 million Canadian dollars related to anticipated US dollar collections by the Canadian operations in the next two months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.2 million based on borrowings under the Credit Facility at May 31, 2008.   In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

The Company’s customers include major U.S. retailers, certain of which are under common ownership and control.  The ten largest customers represented approximately 50% of consolidated sales for fiscal 2007 with the two largest customers representing approximately 21% and 13% of sales, respectively.

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

(B)           Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Registrant was held on April 16, 2008.  The directors listed in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders dated February 27, 2008 were elected for one year terms with voting for each as follows:

	Number of Votes
Director	For	Withheld Authority
Michael F. Anthony	32,624,644	978,763
Jeffrey A. Cole	32,503,794	1,099,613
James P. Dollive	32,678,116	925,291
Raymond F. Farley	32,542,079	1,061,328
Elbert O. Hand	21,160,917	12,442,490
Dipak C. Jain	32,700,871	902,536
Homi B. Patel	32,546,856	1,056,551
Michael B. Rohlfs	32,504,384	1,099,023
Stuart L. Scott	32,452,652	1,150,755

The reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was ratified with 32,663,688 shares for, 608,438 opposed and 331,281 shares abstaining.

Item 6.  Exhibits

4-C-8	Amendment No. 7 to Loan and Security Agreement dated as of March 14, 2008.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTMARX CORPORATION

July 9, 2008	By	/s/ GLENN R. MORGAN
Glenn R. Morgan
Executive Vice President,
Chief Financial Officer and Treasurer

(Principal Financial Officer)

July 9, 2008	By	/s/ JAMES T. CONNERS
James T. Conners
Vice President and Controller

(Principal Accounting Officer)