Form 10-Q
period 2008-08-31
HARTMARX CORP/DE
filed 2008-10-09
CIK 723371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

■	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes      √             No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer _____    Accelerated filer      √       Non-accelerated filer  _____    Smaller reporting company  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes _____           No      √

At September 30, 2008 there were 35,995,974 shares of the Company's common stock outstanding.

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

Fiscal 2008 or 2008       The respective three months or nine months ended August 31, 2008
Fiscal 2007 or 2007       The respective three months or nine months ended August 31, 2007

HARTMARX CORPORATION

INDEX

Page
Number
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Statement of Earnings
	for the three months and nine months ended August 31, 2008
	and August 31, 2007.	4

	Unaudited Condensed Consolidated Balance Sheet
	as of August 31, 2008, November 30, 2007 and August 31, 2007.	5

	Unaudited Condensed Consolidated Statement of Cash Flows
	for the nine months ended August 31, 2008 and August 31, 2007.	7

	Notes to Unaudited Condensed Consolidated Financial Statements.	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II - OTHER INFORMATION

Item 6.	Exhibits	29

Signatures		29

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HARTMARX CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
(000's Omitted, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Net sales	$123,956	$135,202	$374,479	$411,182
Licensing and other income	808	656	1,833	1,665
	124,764	135,858	376,312	412,847
Cost of goods sold	83,352	88,494	251,074	268,467
Selling, general and administrative expenses	43,468	44,407	132,670	133,498
	126,820	132,901	383,744	401,965
Operating earnings (loss)	(2,056)	2,957	(7,432)	10,882
Interest expense	1,803	2,018	5,789	6,795
Earnings (loss) before taxes	(3,859)	939	(13,221)	4,087
Tax provision (benefit)	(1,425)	397	(5,773)	1,578
Net earnings (loss)	$(2,434)	$542	$(7,448)	$2,509

Earnings (loss) per share:
Basic	$(.07)	$.02	$(.21)	$.07
Diluted	$(.07)	$.01	$(.21)	$.07

Dividends per common share	$-	$-	$-	$-

Average shares outstanding:
Basic	35,063	36,045	34,942	36,053
Diluted	35,063	36,652	34,942	36,639

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(000's Omitted)

	August 31,	November 30,	August 31,
	2008	2007	2007

CURRENT ASSETS
Cash and cash equivalents	$4,765	$4,430	$5,015
Accounts receivable, less allowance for
doubtful accounts of $5,526, $5,212 and $5,752	91,335	93,465	96,950
Inventories	147,987	142,399	166,548
Prepaid expenses	8,672	7,664	8,628
Deferred income taxes	21,590	21,590	23,067
Total current assets	274,349	269,548	300,208

GOODWILL	38,824	36,977	35,701

INTANGIBLE ASSETS	61,129	63,127	63,974

DEFERRED INCOME TAXES	48,541	38,388	15,515

OTHER ASSETS	25,447	16,539	15,495

PREPAID / INTANGIBLE PENSION ASSETS	-	-	37,843

PROPERTIES
Land	1,859	1,859	1,878
Buildings and building improvemens	43,371	43,008	42,788
Furniture, fixtures and equipment	67,333	76,265	95,235
Leasehold improvements	26,624	26,016	27,569
	139,187	147,148	167,470
Accumulated depreciation and amortization	(104,369)	(111,875)	(135,243)
Net properties	34,818	35,273	32,227

TOTAL ASSETS	$483,108	$459,852	$500,963

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' EQUITY
(000's Omitted, except share data)

	August 31,	November 30,	August 31,
	2008	2007	2007

CURRENT LIABILITIES
Current portion of long-term debt	$5,901	$5,850	$20,820
Accounts payable and accrued expenses	70,634	76,951	75,363
Total current liabilities	76,535	82,801	96,183

NON-CURRENT LIABILITIES	21,189	19,237	17,439

LONG-TERM DEBT	150,008	114,895	113,518

ACCRUED PENSION LIABILITY	13,488	14,882	8,477

SHAREHOLDERS' EQUITY
Preferred shares, $1 par value;	-	-	-
2,500,000 authorized and unissued
Common shares, $2.50 par value;
75,000,000 shares authorized
39,088,849 shares issued at August 31, 2008,
38,423,931 shares issued at November 30, 2007 and
38,286,867 shares issued at August 31, 2007	97,722	96,060	95,717
Capital surplus	91,878	90,882	90,072
Retained earnings	73,611	80,238	86,925
Common shares in treasury, at cost;
3,140,180 shares at August 31, 2008,
2,716,780 shares at November 30, 2007 and
1,644,780 at August 31, 2007	(17,649)	(16,382)	(11,052)
Accumulated other comprehensive income (loss)	(23,674)	(22,761)	3,684

Total shareholders' equity	221,888	228,037	265,346

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$483,108	$459,852	$500,963

(See accompanying notes to unaudited condensed consolidated financial statements)

HARTMARX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CASH FLOWS
(000's Omitted)

	Nine Months Ended
	August 31,
	2008	2007
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from operating activities:
Net earnings (loss)	$(7,448)	$2,509
Reconciling items to adjust net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	4,097	4,005
Amortization of intangible assets and long lived assets	2,804	3,033
Stock compensation expense	1,521	1,754
Taxes and deferred taxes on earnings	(6,310)	727
Changes in assets and liabilities:
Accounts receivable, inventories, prepaid expenses and other assets	(4,451)	3,194
Accounts payable, accrued expenses and non-current liabilities	(3,445)	(2,058)
Net cash provided by (used in) operating activities	(13,232)	13,164

Cash Flows from investing activities:
Payments made re: acquisitions	(6,270)	(21,461)
Capital expenditures	(14,749)	(8,893)
Net cash used in investing activities	(21,019)	(30,354)

Cash Flows from financing activities:
Borrowings under Credit Facility	35,796	25,821
Payment of other debt	(632)	(4,838)
Change in checks drawn in excess of bank balances	(189)	(293)
Proceeds from sale of shares to employee benefit plans and other equity transactions	1,111	1,133
Proceeds from exercise of stock options	24	856
Tax effect of option exercises	2	353
Purchase of treasury shares	(1,526)	(3,131)
Net cash provided by financing activities	34,586	19,901
Net increase in cash and cash equivalents	335	2,711
Cash and cash equivalents at beginning of period	4,430	2,304
Cash and cash equivalents at end of period	$4,765	$5,015

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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Basic	35,063	36,045	34,942	36,053
Dilutive effect of:
Stock option and awards	-	438	-	453
Restricted stock awards	-	169	-	133
Diluted	35,063	36,652	34,942	36,639

For the three months and nine months ended August 31, 2008 and August 31, 2007, the following number of options and restricted stock awards were not included in the computation of diluted earnings per share as the average price per share of the Company’s common stock was below the grant or award price for the respective period (000's omitted):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Anti-dilutive:
Stock options	2,474	902	2,474	909
Restricted stock	798	-	798	343

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

Stock compensation expense for the respective period consisted of (000's omitted):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Stock options	$189	$204	$676	$1,007
Restricted stock awards	251	118	722	621
Discount on shares sold to Company
sponsored defined contribution plan	37	38	123	126
	$477	$360	$1,521	$1,754

Note 4 – Financing

Long-term debt comprised the following (000's omitted):

	August 31,	November 30,	August 31,
	2008	2007	2007
Borrowings under Credit Facility	$127,895	$92,099	$105,490
Industrial development bonds	15,500	15,500	15,500
Mortgages and other debt	12,514	13,146	13,348
Total debt	155,909	120,745	134,338
Less - current	5,901	5,850	20,820
Long-term debt	$150,008	$114,895	$113,518

Pursuant to an amendment dated January 3, 2005, and effective January 1, 2005, the Credit Facility was amended, extending its original term by three years to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010, which it has now exercised.  The Credit Facility provides for a $50 million letter of credit sub-facility.  Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability. The weighted average interest rate was approximately 4.6% at August 31, 2008, based on LIBOR and prime rate loans. The Credit Facility provides for an unused commitment fee of .375% per annum based on the $200 million maximum, less the outstanding borrowings and letters of credit issued. Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending August 31, 2008, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements. At August 31, 2008, the Company had approximately $18 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  During the trailing twelve months ended August 31, 2008, borrowing availability ranged from $3 million to $74 million. At August 31, 2008, additional borrowing availability under the Credit Facility was approximately $11 million.  Additional borrowing availability levels have been lower this year, principally due to retailers’ postponement of advance order deliveries and lower in stock sales, the cash used in operating activities along with the higher capital expenditures associated with the upgrading of computer systems.  The $5.9 million of principal reductions at August 31, 2008, reflected as current, consists of $.9 million of required payments with the remainder representing the Company’s estimate of additional debt reduction over the twelve-month period subsequent to August 31, 2008.

Note 5 – Pension Plans

Components of net periodic pension expense for the Company’s defined benefit and non-qualified supplemental pension plans for the three months and nine months ended August 31, 2008 and 2007 were as follows (000's omitted):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Service cost	$786	$1,212	$3,122	$3,706
Interest cost	3,442	3,655	11,166	11,209
Expected return on plan assets	(5,482)	(5,397)	(16,480)	(16,304)
Recognized net actuarial gain	(366)	(2)	(359)	(4)
Net amortization	737	871	2,561	2,612
Net periodic pension expense	$(883)	$339	$10	$1,219

During the nine months ended August 31, 2008, the Company contributed $1 million to its principal pension plan.  The Company currently anticipates that aggregate contributions to all its plans will be in the range of $2 million to $4 million during fiscal 2008.  Consistent with overall market performance, year-to-date pension investment returns are below the long term investment return assumption.  If this trend continues through the balance of the fiscal year, it would have an unfavorable impact on next year’s pension expense and funding requirements, the amount of which will depend on actual investment performance through the balance of 2008.

Note 6 – Inventories

Inventories at each date consisted of (000's omitted):

	August 31,	November 30,	August 31,
	2008	2007	2007

Raw materials	$36,365	$39,022	$41,046
Work-in-process	4,503	6,238	6,767
Finished goods	107,119	97,139	118,735
	$147,987	$142,399	$166,548

Inventories are stated at the lower of cost or market.  At August 31, 2008, November 30, 2007 and August 31, 2007, approximately 41%, 43% and 40%, respectively, of the Company's total inventories are valued using the last-in, first-out method representing certain tailored clothing work-in-process and finished goods in the Men’s Apparel Group.  The first-in, first-out method is used for substantially all raw materials and the remaining inventories.

Note 7 – Acquisitions

The Company completed two acquisitions during fiscal 2007.  On August 14, 2007, the Company acquired certain assets and operations of Monarchy, LLC, a designer and marketer of premium casual sportswear to leading specialty stores nationwide principally under the Monarchy and Manchester Escapes brands.  The purchase price for Monarchy as of the acquisition date was $12 million plus assumption of certain liabilities.  Additional cash purchase consideration is due if Monarchy achieves certain specified financial performance targets over a seven-year period commencing December 1, 2007.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional cash consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $3.0 million), additional annual consideration of $.75 million would be paid over the seven-year period commencing December 1, 2007.  The amount of consideration increases with increased level of earnings and there is no maximum amount of incremental purchase price.  There has been no contingent consideration accrued as of August 31, 2008.

Effective December 11, 2006, the Company acquired certain assets and operations related to the Zooey brand, marketed principally to upscale women’s specialty stores.  The purchase price for Zooey as of the acquisition date was $3.0 million.  Additional cash purchase consideration is due if Zooey achieves certain specified financial performance targets over a five-year period commencing December 1, 2006.  This additional contingent cash purchase consideration is calculated based on a formula applied to operating results.  A minimum level of performance, as defined in the purchase agreement, must be achieved during any of the annual periods in order for the additional consideration to be paid.  At the minimum level of performance (annualized operating earnings, as defined in the purchase agreement, of at least $1.0 million), additional annual consideration of $.15 million would be paid over the five-year period commencing December 1, 2006.  The amount of consideration increases with increased levels of earnings and there is no maximum amount of incremental purchase price.  No contingent consideration was earned or accrued during the annual period ending on November 30, 2007 or during the nine-month period ended August 31, 2008.

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

Note 8 – Shipping and Handling

Amounts billed to customers for shipping and handling are included in sales.  The cost of goods sold caption includes the following components: product cost, including inbound freight, duties, internal inspection costs, internal transfer costs, production labor and other manufacturing overhead costs.  The warehousing, picking and packing of finished products totaled $5.0 million in the third quarter of 2008 and $5.2 million for the third quarter of 2007; for the nine months, the total was $15.2 million in 2008 and $16.6 million in 2007.  Such amounts are included as a component of Selling, General and Administrative Expenses.

Note 9 – Cost of Goods Sold

The accompanying unaudited Consolidated Statement of Earnings for the three months ended August 31, 2008 includes an adjustment of $1.0 million to increase cost of goods which is principally related to the three month period ended May 31, 2008 and a smaller amount related to the three months ended November 30, 2007, applicable to the Men’s Apparel Group segment.  The Company evaluated the materiality of this adjustment in relation to the Company’s prior year results, anticipated full year earnings and trend of results of operations and determined that it was not material and, accordingly, recorded this adjustment in the third quarter of 2008.

Note 10 – Operating Segments

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

Information on the Company's operations and total assets for the three months and nine months ended and as of August 31, 2008 and August 31, 2007 is summarized as follows (in millions):

	Men's Apparel Group	Women's Apparel Group	Adj.	Consol.
Three Months Ended August 31,
2008
Sales	$92.4	$31.6	$-	$124.0
Earnings (loss) before taxes	(2.0)	3.1	(5.0)	(3.9)

2007
Sales	$100.0	$35.2	$-	$135.2
Earnings (loss) before taxes	1.9	4.2	(5.2)	0.9

Nine Months Ended August 31,
2008
Sales	$287.1	$87.4	$-	$374.5
Earnings (loss) before taxes	(3.2)	6.1	(16.1)	(13.2)
Total assets	291.3	108.3	83.5	483.1

2007
Sales	$312.8	$98.4	$-	$411.2
Earnings (loss) before taxes	10.2	12.2	(18.3)	4.1
Total assets	299.0	111.9	90.1	501.0

During the three months and nine months ended August 31, 2008, there was $.1 million of sales from the Men’s Apparel Group to the Women’s Apparel Group compared to $.2 million in the prior year.  These sales have been eliminated from Men’s Apparel Group sales.  During each period, there was no change in the basis of measurement of group earnings or loss.

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

Goodwill and intangible assets related to acquisitions were as follows (in millions):

	August 31,	November 30,	August 31,
	2008	2007	2007
Men's Apparel Group:
Intangible Assets	$9.1	$9.3	$9.4
Goodwill	$26.2	$26.3	$26.2

Women's Apparel Group:
Intangible Assets	$52.0	$53.8	$54.6
Goodwill	$12.6	$10.6	$9.5

Sales and long-lived assets by geographic region are as follows (in millions):

	Sales				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	August 31,		August 31,		August 31,	November 30,	August 31,
	2008	2007	2008	2007	2008	2007	2007
USA	$118.3	$129.9	$356.6	$394.0	$156.3	$147.9	$181.5
Canada	4.9	5.1	15.9	16.1	3.9	4.0	3.7
All other	0.8	0.2	2.0	1.1	-	-	-
	$124.0	$135.2	$374.5	$411.2	$160.2	$151.9	$185.2

Sales by Canadian subsidiaries to customers in the United States are included in USA sales.  Sales to customers in countries other than the USA or Canada are included in All Other.

Long-lived assets include the prepaid/intangible pension asset, net properties, goodwill, intangible assets and other assets.

Note 11 -- Income Taxes

The Company adopted the provision of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes -- an interpretation of SFAS No. 109 (FIN 48), on December 1, 2007, the first day of its 2008 fiscal year.  FIN 48 prescribes that a company should utilize a more-likely-than-not recognition threshold based on the technical merits of the tax position taken on a particular matter.  Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax provision or benefit recognized in the financial statements.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, transition and disclosure.

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

Note 12 – Other Comprehensive Income

Comprehensive income, which includes all changes in the Company’s equity during the period, except transactions with stockholders, was as follows (000's omitted):

	Nine Months Ended August 31,
	2008	2007
Net earnings (loss)	$(7,448)	$2,509
Other comprehensive income:
Change in fair value of foreign exchange contracts	13	4
Currency translation adjustment	(926)	1,257
Comprehensive earnings (loss)	$(8,361)	$3,770

The pre-tax amounts, the related income tax provision and after-tax amounts allocated to each component of the change in other comprehensive income were as follows (000's omitted):

	Pre-Tax	Tax	After-Tax
Nine months ended August 31, 2008
Fair value of foreign exchange contracts	$21	$(8)	$13
Foreign currency translation adjustment	(926)	-	(926)
	$(905)	$(8)	$(913)

Nine months ended August 31, 2007
Fair value of foreign exchange contracts	$7	$(3)	$4
Foreign currency translation adjustment	1,257	-	1,257
	$1,264	$(3)	$1,261

The change in Accumulated Other Comprehensive Income (Loss) was as follows (000's omitted):

	Fair Value of Foreign Exchange Contracts	Foreign Currency Translation Adjustment	Adjustment Pursuant to SFAS No. 158 (see Note 13)	Accumulated Other Comprehensive Income (Loss)
Fiscal 2008
Balance November 30, 2007	$(10)	$4,514	$(27,265)	$(22,761)
Change in fiscal 2008	13	(926)	-	(913)
Balance August 31, 2008	$3	$3,588	$(27,265)	$(23,674)

Fiscal 2007
Balance November 30, 2006	$-	$2,423	$-	$2,423
Change in fiscal 2007	4	1,257	-	1,261
Balance August 31, 2007	$4	$3,680	$-	$3,684

Note 13 – Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  FIN 48 is effective for the Company’s 2008 fiscal year.  As described in Note 11, the Company adopted FIN 48 on December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements.  In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope.  Effective December 1, 2007, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position No. 157-2.  The major categories of assets and liabilities that are recognized or disclosed at fair value for which, in accordance with FASB Staff position No. 157-2, the entity has not applied the provisions of SFAS No. 157, include Goodwill and Intangible Assets.  The adoption of SFAS No. 157 had no effect on the Company’s financial condition, results of operations or cash flows.  The Company is currently evaluating the impact, if any, regarding the delayed application of SFAS No. 157 on its financial condition, results of operations or cash flows.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates exclusively in the apparel business.  Its operations are comprised of the Men’s Apparel Group and Women’s Apparel Group.  The Men’s Apparel Group designs, manufactures and markets men’s tailored clothing, slacks, sportswear (including golfwear) and dress furnishings (shirts and ties).  Products are sold at luxury, premium and moderate price points under a broad variety of apparel brands, both owned and under license, to an extensive range of retail channels.  The Women’s Apparel Group designs and markets women’s career apparel, designer knitwear, sportswear, including denim products, and accessories to department and specialty stores under owned and licensed brand names and directly to consumers through its catalogs and e-commerce websites.  For the nine months ended August 31, 2008 and August 31, 2007, consolidated revenues were $374.5 million and $411.2 million, respectively.  The Men’s Apparel Group segment represented 77% of consolidated revenues in the 2008 period compared to 76% in 2007.  The Women’s Apparel Group segment represented 23% of consolidated sales in the 2008 period compared to 24% in 2007.  Direct-to-consumer marketing, although currently representing only a small percentage of consolidated revenues, is expected to increase as a result of additional Hickey Freeman retail stores and enhanced internet-based marketing for certain womenswear and higher end men’s sportswear products.  For the fiscal year ended November 30, sales of non-tailored product categories (men’s sportswear, golfwear, pants and womenswear) represented 51% of total sales in 2007 compared to 48% in 2006.  Year-to-date sales of non-tailored product categories were 51% of total sales in 2008 and 2007.

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

•
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

•	The liquidation of certain inventories relating to brands the Company has discontinued.

•
The significant reduction in demand for moderate priced clothing in-stock replenishment programs in general, which has resulted in the decision to discontinue or significantly curtail several replenishment programs at these moderate price points.

•	Excess quantities related to brands which will be discontinued upon expiration of licensing agreements to be concluded by the end of calendar 2008.

•
Uncertain outlook for several brands currently marketed by the Company where the licensor has established exclusive marketing relationships with certain retailers.  These licensor initiated actions have in certain cases diminished the brand’s overall appeal to other retailers, adversely impacting the demand for the moderate tailored product category marketed by the Company.

•
Low consumer confidence which has contributed to the slowdown in consumer spending for discretionary apparel purchases, as well as the related conservative buying plans and requests to defer or cancel advance order shipments by certain of the Company’s retail customers for the fall season.  Also, the deteriorating credit worthiness of certain smaller independent specialty store retailers has adversely impacted revenues.

Liquidity and Capital Resources

November 30, 2007 to August 31, 2008

For the nine months ended August 31, 2008, net cash used in operating activities was $13.2 million compared to $13.2 million net cash provided by operating activities for the nine months ended August 31, 2007.  The $26.4 million change in cash from operating activities was primarily attributable to the unfavorable change in year-to-date earnings as well as the change in current assets.  Cash used in investing activities was $21.0 million in 2008 compared to $30.4 million in 2007.   The current year reflected higher capital expenditures related to the upgrading of certain of the Company’s computer software systems and additional retail stores as well as contingent earnout payments related to acquisitions consummated in prior years; the prior year reflected approximately $15 million for the Zooey and Monarchy acquisitions along with contingent earnout payments related to acquisitions consummated in prior years.   Net cash provided by financing activities was $34.6 million in the current period compared to $19.9 million in the year earlier period.  The increase in Credit Facility borrowings was the principal component in the current period, increasing $35.8 million in the nine month period of 2008 compared to $25.8 million in the prior year, utilized to fund the changes in operating and investing activities described above.

Since November 30, 2007, net accounts receivable decreased $2.1 million or 2.3% to $91.3 million, principally attributable to lower sales.  Inventories of $148.0 million increased $5.6 million or 3.9%, reflecting the seasonal production or receipt of goods in advance of anticipated shipments during the fourth quarter.  Total debt, including current maturities, increased $35.2 million to $155.9 million, principally reflecting cash used in operating activities, higher capital expenditures and additional share repurchases.  Total debt represented 41% of total capitalization at August 31, 2008 compared to 35% at November 30, 2007.  The higher debt capitalization ratio at August 31, 2008 was principally attributable to the increase in total debt at August 31, 2008 compared to November 30, 2007.

In addition to the information provided below relating to debt, credit facilities, guarantees, future commitments, liquidity and risk factors, the reader should also refer to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

Effective August 30, 2002, the Company entered into its current $200 million senior revolving credit facility (“Credit Facility”).  The Credit Facility was amended effective January 1, 2005, extending its original term by three years, to February 28, 2009; the Company retained its option to extend the term for an additional year, to February 28, 2010, which it has now exercised.  The Credit Facility provides for a $50 million letter of credit sub-facility.  Interest rates under the Credit Facility are based on a spread in excess of LIBOR or prime as the benchmark rate and on the level of excess availability.  The weighted average interest rate on Credit Facility borrowings as of August 31, 2008 was 4.6%, based on LIBOR and prime rate loans.  The facility provides for an unused commitment fee of .375% per annum, based on the $200 million maximum, less the outstanding borrowings and letters of credit issued.  Eligible receivables and inventories provide the principal collateral for the borrowings, along with certain other tangible and intangible assets of the Company.  At August 31, 2008, the weighted average interest rate on all borrowings, including mortgages and industrial development bonds, was approximately 5.3% compared to 7.4% at August 31, 2007.

The Credit Facility includes various events of default and contains certain restrictions on the operation of the business, including covenants pertaining to minimum net worth, operating leases, incurrence or existence of additional indebtedness and liens, asset sales and limitations on dividends, as well as other customary covenants, representations and warranties, and events of default.  As of and for the period ending August 31, 2008, the Company was in compliance with all covenants under the Credit Facility and its other borrowing agreements.  Adoption of SFAS No. 158 as described in the Notes to Unaudited Condensed Consolidated Financial Statements had no effect with respect to compliance with debt covenants.

There are several factors which are discussed in Item 1-A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007, which could affect the Company’s ability to remain in compliance with the financial covenants currently contained in its Credit Facility, and to a lesser extent, in its other borrowing arrangements.

At August 31, 2008, the Company had approximately $18 million of letters of credit outstanding, relating to either contractual commitments for the purchase of inventories from unrelated third parties or for such matters as workers’ compensation requirements in lieu of cash deposits. Such letters of credit are issued pursuant to the Credit Facility and are considered as usage for purposes of determining borrowing availability.  Availability levels on any date are impacted by the level of outstanding borrowings under the Credit Facility, the timing of shipments and related levels of eligible receivables and inventory and outstanding letters of credit.  Additional availability levels have been lower this year, principally due to retailers’ postponement of advance order deliveries and lower in-stock sales, cash used in operating activities along with higher capital expenditures.  For the trailing twelve months, additional availability levels have ranged from $3 million to $74 million.  At August 31, 2008, additional borrowing availability under the Credit Facility was approximately $11 million.  Availability levels generally decline towards the end of the first and third quarters and increase during the second and fourth quarters.  The Company has also entered into surety bond arrangements aggregating approximately $12.0 million with unrelated parties, primarily for the purposes of satisfying workers’ compensation deposit requirements of various states where the Company has operations. At August 31, 2008, there were an aggregate of $.7 million of outstanding foreign exchange contracts attributable to the sale of approximately $.7 million Canadian dollars related to anticipated US dollar collections by the Company’s Canadian operation in the next three months.  The Company has no commitments or guarantees of other lines of credit, repurchase obligations, etc., with respect to the obligations for any unconsolidated entity or to any unrelated third party.

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

August 31, 2007 to August 31, 2008

Net accounts receivable of $91.3 million decreased $5.6 million, principally attributable to the lower third quarter sales.  The current period included $3.3 million of net receivables related to the Monarchy product lines, acquired in August 2007.  The allowance for doubtful accounts decreased $.2 million to $5.5 million.  Inventories of $148.0 million decreased $18.6 million or 11%.  The inventory decline principally reflected the actions taken to reduce inventory levels in the moderate tailored clothing product lines.

The decrease in intangible assets to $61.1 million from $64.0 million in the year earlier period was attributable to amortization of intangibles assets with finite lives related to acquisitions consummated in prior years.  Net properties of $34.8 million increased $2.6 million, as capital additions, principally attributable to additional Hickey Freeman retail stores, exceeded depreciation expense. The increase in the Other Assets balance sheet caption to $25.4 million from $15.5 million principally reflected costs incurred related to the previously described major IT systems upgrade.   Total debt of $155.9 million increased $21.6 million compared to the year earlier level and reflected $36 million of incremental payments during the past twelve months of $6.3 million related to acquisition earnout payments, $23.1 million related to capital expenditures which include the systems upgrade capitalized costs and $6.6 million related to treasury share purchases.  There have been no share repurchases in either the second or third fiscal quarter of fiscal 2008.  Total debt represented 41% of total capitalization at August 31, 2008 compared to 34% at August 31, 2007.  The higher debt capitalization ratio at August 31, 2008 reflected the increase in total debt compared to the year earlier period;  also, equity reflected a $27.3 million non-cash reduction resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans”, effective November 30, 2007, which had a 2% unfavorable impact on the capitalization ratio.

Results of Operations

Third Quarter 2008 Compared to Third Quarter 2007

Third quarter revenues and operating results continued to be adversely impacted by low consumer confidence, more recently exacerbated by the volatility in the financial services sector, and ongoing declines in discretionary apparel purchases, particularly by professional men.  These conditions have contributed to large retailers’ requests to defer or cancel advance order shipments.  The Company also continued to be adversely impacted by the residual effects of its previously announced strategy to reduce moderate tailored clothing product offerings, resulting in lower sales, increased liquidations of surplus inventories and losses associated with licensing minimums related to brands which will not be marketed after 2008.

Third quarter consolidated sales were $124.0 million compared to $135.2 million in 2007.  Men’s Apparel Group revenues decreased to $92.4 million compared to $100.0 million in the year earlier period, principally due to reductions in the moderate tailored brands, although most of the other product lines also experienced decreases.  This segment included the Monarchy product lines, acquired in August 2007, which contributed $6.0 million to the current year third quarter revenues compared to $.9 million in the prior year’s third quarter.   Women's Apparel Group revenues decreased $3.6 million to $31.6 million, reflecting the unfavorable current retail conditions and consumer spending levels even at the higher price points, adversely affecting most of the women’s brands.  Women’s Apparel Group sales represented approximately 25% of consolidated revenues in the current period compared to 26% in last year’s third quarter.

In general, Men’s Apparel Group wholesale selling prices for comparable products were approximately even in 2008 compared to 2007; however, segment comparability of unit and average prices was impacted by product mix changes, including the disposition of surplus inventories, which affected comparability of both unit sales and average wholesale prices.   Tailored clothing average wholesale selling prices declined from 2007, reflecting surplus inventory liquidations, with the increase in units weighted to lower priced products.  Suit unit sales increased approximately 15%, while sport coat units increased approximately 10%.  Unit sales of sportswear products, which reflected the inclusion of the Monarchy product lines in the current period, decreased approximately 9%; average wholesale selling prices decreased approximately 1%.   Unit sales of women’s apparel decreased approximately 7% and average selling prices were even with 2007.

The third quarter consolidated gross margin percentage to sales was 32.8% this year compared to 34.5% in the third quarter of fiscal 2007.  Men’s Apparel Group gross margins were adversely impacted this year from the effect of surplus inventory liquidations, the unfavorable impact of licensing minimums related to brands which will not be marketed upon their license expiration at the end of the 2008 calendar year, and the lower level overall of full price unit sales.  Third quarter Women’s Apparel Group gross margins declined in dollars on the lower sales; also, the gross margin rate experienced a decline reflecting product mix changes and surplus inventory dispositions.  Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $5.0 million in 2008 and $5.2 million in 2007 of costs related to warehousing, picking and packing of finished products as a component in Selling, General and Administrative Expenses.  Consolidated selling, general and administrative expenses declined to $43.5 million in 2008 compared to $44.4 million in 2007; the ratio to sales was 35.1% in 2008 and 32.8% in 2007.   The $.9 million decrease reflected, among other things, incremental expenses of $2.1 million related to the acquired Monarchy product lines which were more than offset by other expense reductions across the Company.

The consolidated operating loss was $2.1 million in 2008 compared to operating earnings of $3.0 million in 2007.  The Men’s Apparel Group operating loss of $2.0 million declined from income of $1.9 million in 2007; the decline was principally attributable to the unit sales decline and a lower gross margin rate resulting principally from the disposition of surplus inventories.  Women’s Apparel Group operating earnings declined to $3.1 million in 2008 compared to $4.2 million in 2007, principally due to its lower sales.

Interest expense was $1.8 million in 2008 compared to $2.0 million in 2007, attributable to lower rates, as average borrowing levels were higher.  The consolidated pre-tax loss was $3.9 million in 2008 compared to pre-tax earnings of $.9 million in 2007.  After reflecting the applicable effective income tax rate, the consolidated net loss was $2.4 million in 2008 compared to net earnings of $.5 million in 2007.  The diluted loss per share was $.07 in 2008 compared to earnings per diluted share of $.01 in 2007 on 1.6 million fewer average shares outstanding in 2008 compared to 2007.

Nine Months 2008 Compared to Nine Months 2007

Consolidated sales for the nine months ended August 31, 2008 were $374.5 million compared to $411.2 million in 2007.  Men’s Apparel Group revenues were $287.1 million in the current year compared to $312.8 million in the year earlier period.   The year-to-date revenue decline compared to 2007 principally reflected the reduced sales of the moderate priced tailored clothing product lines, although most of the other brands also experienced declines reflecting the unfavorable current retail conditions and lower consumer spending levels.  Women's Apparel Group revenues of $87.4 million decreased $11.0 million affecting most of the Women’s brands including those at the higher price points.    Women’s Apparel Group revenues represented approximately 23% of consolidated sales in 2008 and 24% in 2007.

In general, Men’s Apparel Group wholesale selling prices for comparable products were approximately even in 2008 compared to 2007; however, Men’s Apparel Group product mix changes impacted comparability of both unit sales and average wholesale selling prices.  Tailored clothing average wholesale selling prices decreased 10% from 2007, reflecting surplus inventory liquidations; suit unit sales decreased approximately 13%, while sportcoat units increased approximately 13%.  Unit sales of sportswear products decreased approximately 1% and average wholesale selling prices were approximately 1% higher than 2007, reflecting the impact of the Monarchy branded products and fewer moderate priced sportswear units.  Unit sales of women’s apparel decreased approximately 7%; average selling prices decreased approximately 2% reflecting product mix changes.

The consolidated gross margin percentage to sales declined to 33.0% in the current year compared to 34.7% in the prior year, reflecting the liquidation of surplus inventories, the lower level of full price unit sales and, to a lesser extent, the lower percentage of Women’s sales.    Gross margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in arriving at gross margin, whereas the Company included $15.2 million in 2008 and $16.6 million in 2007 of costs related to warehousing, picking and packing of finished products as a component in selling, general and administrative expenses.  Consolidated selling, general and administrative expenses declined to $132.7 million in 2008 compared to $133.5 million in 2007, representing 35.4% of sales in 2008 and 32.5% in 2007.  The $.8 million decrease reflected, among other things, incremental expenses of $5.8 million related to the Monarchy product lines which were more than offset by other expense reductions across the Company.

The consolidated operating loss was $7.4 million in 2008 compared to operating earnings of $10.9 million in 2007.  Men’s Apparel Group incurred an operating loss of $3.2 million in 2008 compared to operating earnings of $10.2 million in 2007, with the unfavorable change attributable principally to its $25.7 million sales decline and lower gross margin rate.  Women’s Apparel Group operating earnings declined to $6.1 million in 2008 compared to $12.2 million in 2007, attributable principally to its lower sales.

Interest expense declined to $5.8 million in 2008 compared to $6.8 million in 2007 with the decrease attributable to lower rates, as average borrowings were higher, attributable to the trailing year operating loss, acquisitions and share repurchases.  The consolidated pre-tax loss was $13.2 million in 2008 compared to pre-tax earnings of $4.1 million in 2007.  The current year-to-date effective tax benefit rate of 43.7% reflected a second quarter income tax settlement which had an approximate $1 million favorable impact on the recorded tax benefit.  After reflecting the applicable effective income tax rate, the consolidated net loss was $7.4 million in 2008 compared to net earnings of $2.5 million in 2007; the prior year reflected an effective tax rate of 38.6%.  The diluted loss per share was $.21 in 2008 compared to diluted earnings per share of $.07 per share in 2007.  Pursuant to the October 2007 authorization to repurchase up to three million shares of the Company’s common stock, approximately 1.1 million shares have been repurchased, including .4 million shares acquired to date in fiscal 2008.  There were no treasury share purchases during the second or third quarters of 2008.

In summary, fiscal 2008 year-to-date operating results have been adversely impacted by unfavorable consumer confidence impacting discretionary spending for apparel, retailers’ comparable store sales declines and their ongoing concerns about near-term consumer spending for discretionary products such as apparel, and the residual effect on the Company’s sales and earnings from reducing its moderate priced tailored clothing product offerings.  In this difficult environment, the Company is focused on controlling expenses, paring down staffing levels in various administrative functions, reducing inventories and maximizing cash flows.  In that regard, the Company announced in September 2008, the closing of a sewing facility in Missouri effective as of the end of 2008, affecting approximately 150 employees, and the severance and related costs will be reflected in its fourth quarter results.  The Company will also continue to carefully review the profit contribution prospects of certain product lines in relation to their required working capital investment.

The recoverability of goodwill and intangible assets associated with certain reporting units assumes an improvement in operating results, compared to current levels, to support the value of their goodwill and intangible assets.  Additionally, because some of the inherent assumptions and estimates used in determining the fair value of these reporting units are outside the control of management, including interest rates and the cost of capital, changes in these underlying assumptions can also adversely impact the business units’ fair values.  The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and can result in impairment for a portion or all of the goodwill and tradenames amounts associated with the applicable reporting unit.

At August 31, 2008 and November 30, 2007, the Company’s net deferred tax asset was $70.1 million and $60.0 million, respectively.  Based on the Company’s assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.  Accordingly, no valuation allowance has been established for the net deferred tax asset.  A valuation allowance could be required in the future to reduce the deferred tax asset to the extent that future profitability and the available tax planning strategies are deemed to be insufficient to realize the recorded net deferred tax asset, which could have a material impact on the Company’s results of operations in the period in which it would be recorded.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The statements could be significantly impacted by such factors as the level of consumer spending for men’s and women’s apparel, the prevailing retail environment, the Company’s relationships with its suppliers, customers, lenders, licensors and licensees, actions of competitors that may impact the Company’s business, the current risk adverse financial markets which can potentially impact the ability to access credit and manage day-to-day operations, and the impact of unforeseen economic changes, such as interest rates, or in other external economic and political factors over which the Company has no control.  The reader is also directed to the Company’s 2007 Annual Report on Form 10-K for additional factors that may impact the Company’s results of operations and financial condition.  Forward-looking statements are not guarantees as actual results could differ materially from those expressed or implied in forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3  -- Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold financial instruments for trading purposes or engage in currency speculation. The Company enters into foreign exchange forward contracts from time to time to limit the currency risks primarily associated with purchase obligations denominated in foreign currencies. Foreign exchange contracts are generally for amounts not to exceed forecasted purchase obligations or receipts and require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contracts. These contracts are typically settled by actual delivery of goods or receipt of funds. The effects of movements in currency exchange rates on these instruments, which have not been significant, are recognized in earnings in the period in which the purchase obligations are satisfied or funds are received. As of August 31, 2008, the Company had entered into foreign exchange contracts, aggregating approximately $.7 million attributable to the sale of approximately .7 million Canadian dollars related to anticipated US dollar collections by the Canadian operations in the next three months.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its Credit Facility. Rates may fluctuate over time based on economic conditions, and the Company could be subject to increased interest payments if market interest rates rise rapidly. A 1% change in the effective interest rate on the Company’s anticipated borrowings under its Credit Facility would impact annual interest expense by approximately $1.3 million based on borrowings under the Credit Facility at August 31, 2008.   In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

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

(B)        Changes in Internal Control Over Financial Reporting. During the third fiscal quarter ended August 31, 2008, one of the Company’s operating units included in the Men’s Apparel Group segment implemented an ERP system, resulting in changes to its system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect on a consolidated basis, the Company’s internal control over financial reporting.  Certain controls that were previously conducted manually or through several different then existing systems were replaced by different controls, including controls that are embedded within the ERP system, resulting in changes to certain internal control processes and procedures.

While certain additional testing of the new system will take place during the Company’s fourth quarter ending November 30, the Company believes that its current system of internal control over financial reporting continues to be effective as of August 31, 2008.

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

HARTMARX CORPORATION

October 9, 2008	By	/s/ GLENN R. MORGAN
Glenn R. Morgan
Executive Vice President,
Chief Financial Officer and Treasurer

(Principal Financial Officer)

October 9, 2008	By	/s/ JAMES T. CONNERS
James T. Conners
Vice President and Controller

(Principal Accounting Officer)